Form 10-K
period 2025-12-31
Blackstone Private Credit Fund
filed 2026-03-13
CIK 1803498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-K
_______________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
The number of Common Shares outstanding as of March 9, 2026 was 1,359,084,524, 595,345,019, and 24,158,822 of Class I, Class S and Class D Common Shares, respectively. Common Shares outstanding exclude March 1, 2026, subscriptions since the issuance price is not yet finalized at the date of this filing.

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
•general economic, logistical and political trends and other external factors, including inflation, trade policies, and recent supply chain disruptions and their impacts on our portfolio companies and on the industries in which we invest;
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
•actual and potential conflicts of interest with Blackstone Private Credit Strategies LLC (the “Adviser”), Blackstone Credit BDC Advisors LLC (the “Sub-Adviser,” and together with the Adviser, the “Advisers”) or any of their affiliates;
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
Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of any projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Item 1A. Risk Factors” and elsewhere in this report. These projections and forward-looking statements apply only as of the date of this report. Moreover, we assume no duty and do not undertake to update the forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by applicable law. You are advised to consult any additional disclosures that we make directly to you or through reports that we have filed or in the future file with the Securities and Exchange Commission including annual reports on Form 10-K, registration statements on Form N-2, quarterly reports on Form 10-Q and current reports on Form 8-K. This annual report on Form 10-K contains statistics and other data that have been obtained from or compiled from information made available by third-party service providers. We have not independently verified such statistics or data.
Because we are an investment company, the forward-looking statements and projections contained in this report are excluded from the safe harbor protection provided by Section 21E of the U.S. Securities Exchange Act of 1934, as amended.

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
•Our ability to achieve our investment objectives depends on the ability of the Advisers to manage and support our investment process largely through relationships with private equity sponsors, investment banks and commercial banks.
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
•There is a risk that investors in our Common Shares may not receive distributions or that our distributions may decrease over time.
•Changes in laws or regulations governing our operations and the possibility of increased regulatory focus on areas related to our business could result in additional burdens on our business.
•General economic conditions, such as recessionary concerns, geopolitical tensions, and sustained inflation, may lead to increased market volatility and have a material adverse impact on the performance of our investments and operations.
•We and our portfolio companies and service providers may be subject to cybersecurity risks and our business could be adversely affected by changes to data protection laws and regulations.
•Our Board may change our operating policies and strategies or amend our Fifth Amended and Restated Declaration of Trust (the “Declaration of Trust”) without prior notice or shareholder approval, the effects of which may be adverse to our results of operations and financial condition.
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
Risks Related to the Advisers and Their Affiliates
•The Advisers and their affiliates, including our officers and some of our trustees, face conflicts of interest caused by compensation arrangements with us and our affiliates, which could result in actions that are not in the best interests of our shareholders.
•We may be obligated to pay the Adviser, and the Adviser may be obligated to pay the Sub-Adviser, incentive compensation even if we incur a net loss due to a decline in the value of our portfolio and the compensation paid to the Adviser and the Sub-Adviser is determined without independent assessment.
•The Advisers rely on key personnel, the loss of any of whom could impair its ability to successfully manage us.
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
•Regulations governing our operation as a BDC and RIC will affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes.
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
•An investment in our Common Shares involves a high degree of risk, our net asset value (“NAV”) may fluctuate significantly, and our Common Shares will have limited liquidity.
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
We are externally managed by Blackstone Private Credit Strategies LLC (the “Adviser”) and Blackstone Credit BDC Advisors LLC (the “Sub-Adviser” and, together with the Adviser, the “Advisers”). The Advisers are affiliates of Blackstone Alternative Credit Advisors LP (the “Sub-Administrator” and, collectively with its affiliates in the credit, asset based finance and insurance asset management business unit of Blackstone Inc. (“Blackstone”), “Blackstone Credit & Insurance” or “BXCI”). Additionally, Blackstone Private Credit Strategies LLC, in its capacity as the administrator to the Company (in such capacity, the “Administrator” and, together with the Sub-Administrator, the “Administrators”), and the Sub-Administrator, provide certain administrative and other services necessary for the Company to operate pursuant to an administration agreement between the Administrator and the Company (the “Administration Agreement”) and a sub-administration agreement between the Administrator and the Sub-Administrator (the “Sub-Administration Agreement” and together with the Administration Agreement, the “Administration Agreements”), respectively. From inception through the fiscal year ended December 31, 2024, Blackstone Credit BDC Advisors LLC served as the Company’s investment adviser (in such capacity, the “Prior Adviser”) and Blackstone Alternative Credit Advisors LP served as the Company’s administrator (in such capacity, the “Prior Administrator”).
Our investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation. We believe that Blackstone’s investment platform provides us with a competitive advantage in selecting investments, and to achieve our investment objectives, we will leverage the Advisers’ investment teams’ and Blackstone’s extensive network of relationships with other sophisticated institutions to source, evaluate and, as appropriate, partner with on transactions. There are no assurances that we will achieve our investment objectives.
Under normal circumstances, the Company will invest at least 80% of its total assets (net assets plus borrowings for investment purposes) in private credit investments (loans, bonds and other credit instruments that are issued in private offerings or issued by private companies). Under normal circumstances the Company expects that the majority of its portfolio will be in privately originated and privately negotiated investments, predominantly direct lending to U.S. private companies through (i) first lien senior secured and unitranche loans (including first-out/last-out loans) (generally with total investment sizes less than $300 million, which criteria may change from time to time) and (ii) second lien, unsecured, subordinated or mezzanine loans and structured credit (generally with total investment sizes less than $100 million, which criteria may change from time to time), as well as broadly syndicated loans (for which the Company may serve as an anchor investor), club deals (generally investments made by a small group of investment firms) and other debt and equity securities (the investments described in this sentence, collectively, “Private Credit”). In limited instances we may retain the “last out” portion of a first-lien loan. In such cases, the “first out” portion of the first lien loan would receive priority with respect to payment over our “last out” position. In exchange for the higher risk of loss associated with such “last out” portion, we would earn a higher rate of interest than the “first out” position. To a lesser extent, the Company will also invest in publicly traded securities of large corporate issuers. The Company expects that such investments will generally be liquid, and may be used for the purposes of maintaining liquidity for the Company’s share repurchase program and cash management, while also presenting an opportunity for attractive investment returns.
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
We may, but are not required to, enter into interest rate, foreign exchange or other derivative agreements to hedge interest rate, currency, credit or other risks. Any derivative agreements entered into for speculative purposes are not expected to be material to the Company’s business or results of operations. These derivative and hedging activities, which will be in compliance with applicable legal and regulatory requirements, may include the use of swaps, futures, options, caps and floors, and forward contracts. We will bear the costs incurred in connection with entering into, administering and settling any such derivative contracts. There can be no assurance any hedging strategy we employ will be successful.
To seek to enhance our returns, we use and continue to expect to use leverage as market conditions permit and at the discretion of the Advisers, but in no event will leverage employed exceed the limitations set forth in the 1940 Act; which currently allows us to borrow up to a 2:1 debt to equity ratio. We use and continue to expect to use leverage in the form of borrowings, including loans from certain financial institutions and issuances of debt securities. We may also use leverage in the form of the issuance of preferred shares or by using reverse repurchase agreements or similar transactions and derivatives, including credit default swaps. In determining whether to borrow money, we will analyze the maturity, covenant package and rate structure of the proposed borrowings as well as the risks of such borrowings compared to our investment outlook. Any such leverage, if incurred, would be expected to increase the total capital available for investment by the Company. Additionally, some of our portfolio companies may be highly leveraged, which may have adverse consequences to these companies and to us as an investor. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources—Borrowings” and “Item 1A. Risk Factors—Our portfolio companies may be highly leveraged.” We have and will continue to, from time to time, enter into additional credit facilities, increase the size of our existing credit facilities or issue additional debt securities, including debt securitizations, unsecured debt and other forms of debt. Any such incurrence or issuance may be from sources within the U.S. or from various foreign geographies or jurisdictions, and may be denominated in currencies other than the U.S. Dollar.
We are currently offering on a continuous basis up to $45.0 billion of common shares of beneficial interest (“Common Shares”) pursuant to an offering registered with the Securities and Exchange Commission (“SEC”). The Company offers to sell any combination of three classes of Common Shares, Class I shares, Class S shares, and Class D shares, with a dollar value up to the maximum offering amount. The share classes have different ongoing shareholder servicing and/or distribution fees. The per share purchase price for Common Shares in the primary offering was $25.00 per share. Thereafter, the purchase price per share for each class of Common Shares will equal the net asset value (“NAV”) per share, as of the effective date of the monthly share purchase date. Blackstone Securities Partners L.P. (the “Intermediary Manager”) will use its best efforts to sell shares, but is not obligated to purchase or sell any specific amount of shares in the offering. We also engage in private offerings of our Common Shares, including to affiliates that are registered under the 1940 Act or regulated as BDCs under the 1940 Act.

Our Advisers
Our investment activities are managed by our Advisers. The principal executive offices of our Advisers are located at 345 Park Avenue, New York, NY, 10154. Our Advisers are responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring our investments and monitoring our investments and portfolio companies on an ongoing basis.
In conducting our investment activities, we believe that we benefit from the significant scale and resources of Blackstone Credit & Insurance, including our Advisers and their affiliates, subject to the policies and procedures of Blackstone regarding the management of conflicts of interest. In order to source transactions, the Advisers utilize their significant access to transaction flow, along with their liquid credit platform. The Advisers seek to generate investment opportunities through direct origination channels as well as through syndicate and club deals. With respect to Blackstone Credit & Insurance’s origination channel, the global presence of Blackstone Credit & Insurance generates access to a substantial amount of directly originated transactions with what we believe to be attractive investment characteristics. With respect to syndicate and club deals (i.e., where a limited number of investors participate in a loan transaction), Blackstone Credit & Insurance has built a network of relationships with commercial and investment banks, finance companies and other investment funds as a result of the long track record of its investment professionals in the leveraged finance marketplace. Blackstone Credit & Insurance also has a significant liquid credit platform, which, we believe, allows us access to the secondary market for investment opportunities. Blackstone Credit & Insurance employs a rigorous investment process and defensive investment approach to evaluate all potential opportunities with a focus on long-term credit performance and principal protection. The investment professionals employed by Blackstone Credit & Insurance have spent their careers developing the resources necessary to invest in private companies. Before undertaking an investment, the Advisers’ transaction team conducts a thorough and rigorous due diligence review of the opportunity to ensure the portfolio company fits our investment strategy.
Our Advisers’ investment committee (the “Investment Committee”) is responsible for reviewing and approving our investment opportunities. The Investment Committee review process is consensus-driven, multi-step and iterative, and occurs in parallel with the diligence and structuring of investments. Others who participate in the Investment Committee process include the team responsible for conducting due diligence, others on the investing team and other senior members of Blackstone and Blackstone Credit & Insurance.
We have agreed to pay our Adviser a management fee payable monthly and settled and paid quarterly in arrears at an annual rate of 1.25% of the value of the Company’s net assets as of the beginning of the first calendar day of the applicable month. We also pay the Adviser an income based incentive fee and a capital gains based incentive fee. See “Advisory Agreements” for more information.
The members of the senior management and investment team of the Advisers serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds managed by the same personnel. As a result, the Advisers, their officers and employees and certain of their affiliates will have conflicts of interest in allocating their time between us and other activities in which they are or may become involved, including the management of their affiliated equipment funds. See “Item 1A. Risk Factors—Risks Related to the Advisers and Their Affiliates” and “—Allocation of Investment Opportunities and Potential Conflicts of Interest” for more information.
Our Administrators
Blackstone Private Credit Strategies LLC and Blackstone Alternative Credit Advisors LP, serve as our Administrator and Sub-Administrator, respectively. The principal executive offices of our Administrators are located at 345 Park Avenue, New York, New York 10154. We reimburse the Administrator for the Administrators’ costs, expenses and the Company’s allocable portion of compensation of the Administrators’ personnel and other expenses incurred by the Administrators in performing their administrative obligations under the Administration Agreement and the Sub-Administration Agreement, as applicable. See “Administration Agreements” for more information.
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

Blackstone’s four business segments are real estate, private equity, credit and insurance, and multi-asset investing. Blackstone Credit & Insurance is an expansive, fully integrated credit platform, that includes private and liquid credit, infrastructure and asset based credit and insurance businesses. As of December 31, 2025, Blackstone had total assets under management (“AUM”) of approximately $1.3 trillion and Blackstone Credit & Insurance had total AUM of $443 billion.
Blackstone Credit & Insurance, through its affiliates, employed 730 people headquartered in New York and in offices globally as of December 31, 2025. Blackstone Credit & Insurance’s 439-person investment team also includes a 127 person Office of the Chief Investment Officer (“CIO”) team, which consists of individuals focused on Underwriting & Execution, Capital Formation, Asset Allocation, Structuring, Asset Management, Portfolio Insights, and Portfolio Analytics.
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
Secular Tailwinds in the Private Market, Including Private Credit. One of the important drivers of growth in the strategy is the increasing secular tailwinds in the private markets (i.e., social or economic trends positively impacting private markets), including growing demand for private credit. Private equity funds with strategies focused on North America had over $1.5 trillion of “dry powder” (i.e., uncalled capital commitments) (as published by Preqin as of December 31, 2025), which should similarly drive demand for private capital. Further, financial sponsors and companies are becoming increasingly interested in working directly with private lenders as they are seeing the tremendous benefits versus accessing the public credit markets. The Company believes some of these benefits include faster execution and greater certainty, ability to partner with sophisticated lenders, a more efficient process, and in some instances fewer regulatory requirements. As a result, Blackstone Credit & Insurance benefits from greater flow of larger scale transactions that have become increasingly available to the direct lending universe over traditional banks and other financing institutions.
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

Limited Investment Competition. Despite the size of the market, we believe that regulatory changes and other factors have diminished the role of traditional financial institutions and certain other capital providers in providing financing to companies. As tracked by Leverage Commentary & Data (LCD), as of December 31, 2025 private credit markets financed 214 leveraged buyouts (“LBOs”) (84% of total LBOs in 2025) compared to the publicly syndicated markets, which financed only 42 (16% of total LBOs in 2025). In addition, due to bank consolidation, the number of banks has also declined during the past several decades, furthering the lack of supply in financing to private companies.
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
Compelling Opportunities in Europe. We believe the market for European direct lending provides attractive opportunities, with the asset class growing over the past decade to now play an important role in the European sub-investment grade credit marketplace. Tailwinds observed in the North American market can be similarly found in the European market. Broadly, banks continue to face regulatory pressures on traditional lending activities meaning private credit can see sustained penetration. We also believe that the strong fundraising environment globally for private equity over the past few years will continue to drive deal flow for European originated transactions. We anticipate that many of our opportunities to provide originated loans or other financing will be in connection with leveraged buyouts by private equity firms. Globally, private equity dry powder (uncalled capital commitments) currently stands at approximately $2.7 trillion (as published by Preqin as of December 31, 2025), which means that these private equity firms have a large amount of capital available to conduct transactions, which we believe will create debt financing opportunities for us.
We believe there are key features in Europe that are beneficial for investors and continued growth of private credit in the region. Although we believe the alternative credit market in Europe is still somewhat less developed compared to its U.S. counterpart, acceptance of private capital in Europe has grown substantially in recent years. Investing in Europe offers regional diversification across major economies such as the United Kingdom (the “UK”), Germany, Italy, France, and the Nordics. The opportunity set encompasses both leading global companies that are headquartered in Europe as well as premier regional European companies, which typically have established market shares that can be hard to displace given local barriers to entry such as language and regulation. We believe that having a scaled and experienced platform is critical to investing in Europe, given it is a more fragmented market requiring local expertise. Our European business has been on the ground for 20 years and our presence across 5 regional offices enables access to local deal flow and insights. We continue to see that larger, higher quality companies are increasingly tapping into Europe’s maturing private credit market, which we believe favors managers like Blackstone Credit & Insurance given our ability to provide scaled financing solutions, in a section of the market where we see less competition in Europe amongst private credit lenders.
Blackstone Credit & Insurance Strengths
Blackstone Credit & Insurance is the world’s largest third-party private credit manager and a key player in the direct lending space. Blackstone Credit & Insurance has experience scaling funds across its platform that invest in all parts of the capital structure. Blackstone Credit & Insurance focuses on transactions where it can differentiate itself from other providers of capital, targeting sponsor-backed transactions and those where Blackstone Credit & Insurance can bring its expertise and experience in negotiating and structuring. We believe that Blackstone Credit & Insurance has the scale and platform to effectively manage a North American private credit investment strategy, offering investors the following potential strengths:

Ability to Provide Scaled, Differentiated Capital Solutions. We believe that the breadth and scale of Blackstone Credit & Insurance’s platform, with $443 billion of AUM as of December 31, 2025, and affiliation with Blackstone provide a distinct advantage in sourcing and deploying capital toward proprietary investment opportunities and provide a differentiated capability to invest in large, complex opportunities. Scale allows for more resources to source, diligence and monitor investments, and may enable us to move up market where there is often less competition and may allow us to negotiate more favorable terms for investments. As of December 31, 2025, Blackstone Credit & Insurance is invested in over 5,100 issuers1 across portfolios globally and has over 575 sponsor and advisor relationships, which we believe provides invaluable insight and access to a broad and diverse set of investment opportunities. Blackstone Credit & Insurance’s focus on larger transactions and larger issuers is often associated with more established management teams and higher quality assets, which, in our experience, tend to better maintain their value through cycles and can serve to reduce investment risk. Blackstone Credit & Insurance offers its clients and borrowers a comprehensive solution across corporate and asset based, as well as investment grade and non-investment grade credit. Blackstone Credit & Insurance expects that in the current environment, where borrowers increasingly value the benefits of private credit, the ability to provide flexible, well-structured capital commitments in appropriate sizes will enable Blackstone Credit & Insurance to command more favorable terms for its investments.
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
We believe that Blackstone Credit & Insurance can provide a significant pipeline of investment opportunities for us. Blackstone Credit & Insurance has a strong trading presence and actively monitors thousands of companies across the public and private markets through its $123 billion Liquid Corporate Credit platform, and as a result has deep insight across sectors and industries. Furthermore, we believe that Blackstone Credit & Insurance’s strong reputation and longstanding relationships with corporate boards, management teams, leveraged buyout sponsors, financial advisors, and intermediaries position Blackstone Credit & Insurance as a partner and counterparty of choice, providing us with attractive sourcing capabilities. In Blackstone Credit & Insurance’s experience, these relationships help drive substantial proprietary deal flow and insight into investment opportunities.
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
Value-Added Capital Provider and Partner Leveraging the Blackstone Credit & Insurance Value Creation Program. Blackstone Credit & Insurance has established a reputation for providing creative, value-added solutions to address a company’s financing requirements and we believe our ability to solve a need for a company can lead to attractive investment opportunities. In addition, Blackstone Credit & Insurance has access to the significant resources of the Blackstone platform, including the Blackstone Credit & Insurance Value Creation Program (the “Value Creation Program”), a global platform that intends to help Blackstone Credit & Insurance investments create meaningful value by leveraging the scale, network and expertise within the Blackstone platform. Specifically, the Value Creation Program focuses on three areas of improvement: (i) reducing costs by leveraging the scale and purchasing power of Blackstone through the Group Purchasing Organization (GPO), preferred partnerships and the Blackstone Sourcing Center; (ii) helping to create revenue generating opportunities from Value Creation Program introductions, which includes a network of over 400 Blackstone portfolio companies as of December 31, 2025; and (iii) providing valuable access to industry and functional experts within the Blackstone organization (including the Blackstone Portfolio Operations team which consists of over 100 internal resources as of December 31, 2025) who are focused
1 Reflects issuers across all asset types within Private Corporate Credit, Liquid Corporate Credit, and Infrastructure & Asset Based Credit.

on areas such as cybersecurity, sustainability, quant solutions, data science, healthcare, human resources, information technology, among others, and the network among portfolio companies.
Through the Value Creation Program, which the Company’s portfolio companies can fully access, Blackstone has created $5 billion in implied value across Blackstone Credit & Insurance portfolio companies.2
Flexible Investment Approach. Blackstone Credit & Insurance believes that the ability to invest opportunistically throughout a capital structure is a meaningful strength when sourcing transactions and enables the Company to seek investments that provide the best risk/return proposition in any given transaction. Blackstone Credit & Insurance’s creativity and flexibility with regard to deal-structuring distinguishes it from other financing sources, including traditional mezzanine providers, whose investment mandates are typically more restrictive. Over time, Blackstone Credit & Insurance has demonstrated the ability to negotiate favorable terms for its investments by providing creative structures that add value for an issuer. Blackstone Credit & Insurance will continue to seek to use this flexible investment approach to focus on principal preservation, while generating attractive returns throughout different economic and market cycles.
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
Strong Investment Track Record. Blackstone Credit & Insurance’s track record in private debt lending and investing in below investment grade credit dates back to the inception of Blackstone Credit & Insurance. Since 2005 through December 31, 2025, Blackstone Credit & Insurance has invested nearly $285 billion in capital in privately-originated transactions.3 Blackstone Credit & Insurance believes that the depth and breadth of its team provides it with a competitive advantage in sourcing product on a global basis, structuring transactions and actively managing investments in the portfolio.
Efficient Cost Structure. We believe that we have an efficient cost structure, as compared to other non-traded BDCs, with low operating expenses and financing costs. We believe our operating efficiency and senior investment strategy enable us to generate greater risk-adjusted investment returns for our investors relative to other non-traded BDCs.
2 As of December 31, 2025. Numbers presented are calculated since inception of the Value Creation Program in 2016. Figures presented are based on data reported by portfolio companies and assets and not from financial statements of portfolio companies. While the data reported by portfolio companies and assets is believed to be reliable for purposes used herein, it is subject to change, and Blackstone has not fully verified, and does not assume responsibility for, the accuracy or completeness of this information. Represents the sum of (a) estimated identified annualized cost reduction opportunities multiplied by the Lincoln Observed New Third-Party M&A Buyouts Transaction Multiple, averaged over past 5 years and (b) annualized revenue from introductions across Blackstone portfolio companies multiplied by earnings before interest, taxes, depreciation and amortization (“EBITDA”) margin and multiple at the time of investment of the portfolio company. Estimates assume revenue enhancements and costs savings directly improve enterprise value or EBITDA margins and that such revenue gains or cost savings will endure for the period of time implied by multiples.
3 Includes invested and committed capital for privately originated and anchor investments across private credit strategies and vehicles since 2005, including Direct Lending, Sustainable Resources, Mezzanine, and Opportunistic. Excludes liquid credit strategy investments.

The Board of Trustees
Overall responsibility for the Company’s oversight rests with the Board. We have entered into the second amended and restated investment advisory agreement (the “Investment Advisory Agreement”) with the Adviser and the sub-advisory agreement (the “Sub-Advisory Agreement,” and together with the Investment Advisory Agreement, the “Advisory Agreements”) with the Sub-Adviser, pursuant to which the Advisers will manage the Company on a day-to-day basis. The Board is responsible for overseeing the Advisers and other service providers in our operations in accordance with the provisions of the 1940 Act, the Company’s bylaws and applicable provisions of state and other laws. The Advisers will keep the Board well informed as to the Advisers’ activities on our behalf and our investment operations and provide the Board information with additional information as the Board may, from time to time, request. The Board is currently composed of seven members, five of whom are trustees who are not “interested persons” of the Company or the Advisers as defined in the 1940 Act.
Investment Strategy
Our investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation. We will seek to meet our investment objectives by:
•utilizing the experience and expertise of the management team of the Advisers, along with the broader resources of Blackstone Credit & Insurance and Blackstone, in sourcing, evaluating and structuring transactions, subject to Blackstone’s policies and procedures regarding the management of conflicts of interest;
•employing a defensive investment approach focused on long-term credit performance and principal protection, generally investing in loans with asset coverage ratios and interest coverage ratios that the Advisers believe provide substantial credit protection, and also seeking favorable financial protections, including, where the Advisers believe necessary, one or more financial maintenance and incurrence covenants (i.e., covenants that are tested when affirmative action is taken, such as the incurrence of additional debt and/or making dividend payments);
•focusing primarily on loans and securities of private U.S. companies, including syndicated loans, specifically to larger and middle market companies. In many market environments, we believe such a focus offers an opportunity for superior risk-adjusted returns;
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
Investment Selection
When identifying prospective investment opportunities, the Advisers currently intend to rely on fundamental credit analysis in order to minimize the loss of the Company’s capital. The Advisers expect to invest in companies generally possessing the following attributes, which they believe will help achieve our investment objectives:
Leading, Defensible Market Positions. The Advisers intend to invest in companies that they believe have developed strong positions within their respective markets and exhibit the potential to maintain sufficient cash flows and profitability to service their obligations in a range of economic environments. The Advisers will seek companies that they believe possess advantages in scale, scope, customer loyalty, product pricing, or product quality versus their competitors, thereby minimizing business risk and protecting profitability.
Proven Management Teams. The Advisers focus on investments in which the target company has an experienced and high-quality management team with an established track record of success. The Advisers typically require companies to have in place proper incentives to align management’s goals with the Company’s goals.

Private Equity Sponsorship. Often the Advisers seek to participate in transactions sponsored by what they believe to be high-quality private equity firms. The Advisers believe that a private equity sponsor’s willingness to invest significant sums of equity capital into a company is an implicit endorsement of the quality of the investment. Further, private equity sponsors of companies with significant investments at risk generally have the ability and a strong incentive to contribute additional capital in difficult economic times should operational issues arise, which could provide additional protections for our investments.
Broad Exposure. The Advisers seek to invest broadly among industries and issuers, thereby potentially reducing the risk of a downturn in any one company or industry having a disproportionate impact on the value of the Company’s portfolio.
Viable Exit Strategy. In addition to payments of principal and interest, we expect the primary methods for the strategy to realize returns on our investments include refinancings, sales of portfolio companies, and in some cases initial public offerings and secondary offerings. While many debt instruments in which we will invest have stated maturities of five to eight years, we expect the majority to be redeemed or sold prior to maturity. These instruments often have call protection that requires an issuer to pay a premium if it redeems in the early years of an investment. The investment team regularly reviews investments and related market conditions in order to determine if an opportunity exists to realize returns on a particular investment. We believe the ability to utilize the entire resources of Blackstone Credit & Insurance, including the public market traders and research analysts, allows the Advisers to gain access to current market information where the opportunity may exist to sell positions into the market at attractive prices.
Investment Process Overview
Our investment activities are managed by our Advisers. The Advisers are responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring our investments and monitoring our investments and portfolio companies on an ongoing basis.
The investment professionals employed by Blackstone Credit & Insurance have spent their careers developing the resources necessary to invest in private companies. Our transaction process is highlighted below.
Sourcing and Origination
The private credit investment team, comprised of 114 dedicated investment professionals as of December 31, 2025, is responsible for establishing regular dialogue with, and coverage of, the financial advisory, corporate issuer, financial sponsor, legal and restructuring communities. The team also has regular contact with Wall Street firms, business brokers, industry executives and others who help identify direct origination investment opportunities. Blackstone Credit & Insurance seeks to be a value-added partner to its counterparties in connection with their capital needs, and believes that these relationships have driven, and will continue to drive, substantial proprietary deal flow and insight into investment opportunities.
The Company seeks to generate investment opportunities primarily through direct origination channels. The global presence of Blackstone Credit & Insurance generates access to a substantial amount of directly originated transactions with what it believes to be attractive investment characteristics. Blackstone Credit & Insurance’s team has over 575 sponsor and advisor relationships with a primary focus on what it believes are the largest, highest quality, and most well-capitalized sponsors and advisors, leading to substantial repeat counterparties and making Blackstone Credit & Insurance a partner of choice to these sponsors. In addition to the depth and breadth of Blackstone Credit & Insurance’s relationships, sponsor and advisor partners also seek to transact with Blackstone Credit & Insurance due to its value-add through the Value Creation Program by not only helping companies with operational support, but also potentially enhancing revenue generation and cost savings opportunities for Blackstone Credit & Insurance’s portfolio companies, all of which further contribute to its origination efforts. With respect to syndicate and club deals, Blackstone Credit & Insurance has built a network of relationships with commercial and investment banks, finance companies and other investment funds as a result of the long track record of its investment professionals in the leveraged finance marketplace. Blackstone Credit & Insurance also has a $123 billion Liquid Corporate Credit platform, which, we believe, allows us access to the secondary market for investment opportunities. Blackstone Credit & Insurance is invested in over 5,100 issuers4 across its $443 billion platform which we believe offers us deep insight across all sectors and industries in our market.
4 As of December 31, 2025. Reflects issuers across all asset types within Private Corporate Credit, Liquid Corporate Credit, and Infrastructure & Asset Based Credit.

Blackstone Credit & Insurance aims to leverage the broader Blackstone network to generate additional deal flow. Blackstone’s Private Equity platform has been built over the past 35 years and invests globally across industries in both established and growth-oriented structures. Blackstone’s Real Estate group is the world’s largest owner of commercial real estate. Blackstone’s General Partnership Stakes group seeks to serve as a strategic partner to talented managers at all stages of their life cycles and help them build enduring franchises. Through such other business units of Blackstone, Blackstone Credit & Insurance aims to increase its connectivity and deepen sponsor relationships.
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

Third parties are often involved in the Advisers’ due diligence process, whether they are hired by the Advisers or by the lead sponsor in a transaction. Utilizing consultants to help evaluate a business and test an investment thesis is typically very beneficial. When possible, the Advisers seek to structure transactions in such a way that our target companies are required to bear the costs of due diligence, including those costs related to any outside consulting work we may require.
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
The Investment Committee utilizes a consensus-driven approach and includes long-tenured professionals that have been with Blackstone Credit & Insurance on average of approximately 16 years and have approximately 24 years of industry experience: Brad Marshall, Michael Zawadzki, Michael Carruthers, Brad Colman, Justin Hall, Robert Horn, Valerie Kritsberg, Daniel Leiter, Ferdinand Niederhofer, Daniel Oneglia, Robert Petrini and Louis Salvatore. For transactions above certain size parameters, others who participate in the Investment Committee process include members of Blackstone senior leadership, Jonathan Gray, Michael Chae, Vikrant Sawhney, and Kenneth Caplan, as well as others on the investment team responsible for conducting due diligence, and other senior members of Blackstone Credit & Insurance and broader Blackstone. For certain investments, generally smaller investments where the Company is participating alongside other lenders in a “club” deal, providing an anchor order or purchasing broadly syndicated loans, the Investment Committee has delegated the authority to make an investment decision to the CIO or Portfolio Manager of a strategy or fund.
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
While the initial investment team remains primarily responsible for the collection, analysis, and dissemination of financial information received from portfolio companies, the portfolio managers and members of the Office of the CIO, which consisted of 127 professionals as of December 31, 2025, also review portfolio reporting on a daily, weekly, and monthly basis to identify early signs of outperformance or underperformance.
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
In instances of weaker than expected performance, members of the Office of the CIO, including over 20 professionals dedicated to asset management as of December 31, 2025, may work closely with deal teams to review and diligence the source of underperformance, re-underwrite the business, and develop a comprehensive strategy for go-forward management of the position. Blackstone Credit & Insurance’s Asset Management Group, housed within the Office of the CIO, comprises a team of functionally-oriented professionals focused on three verticals: Financial Solutions, Operational Asset Management, and Legal / Restructuring. Financial Solutions provides detailed financial analysis, re-underwriting capabilities, and support for portfolio companies such as cash flow estimates or other financial management tools, as needed. Operational Asset Management assesses portfolio company processes, management, and operational capabilities to support and drive operational improvements. Operational Asset Management also is responsible for our Value Creation Program, which leverages the scale of the broader Blackstone platform in order to improve operations and profitability at Blackstone Credit & Insurance portfolio companies.
Financial reporting for portfolio companies is reviewed on a daily, weekly and monthly basis by deal teams and members of the Office of the CIO, including the Asset Management and Portfolio Insights teams. Blackstone Credit & Insurance utilizes a series of proprietary portfolio dashboards and automated reports to ensure responsible parties receive detailed information on a timely basis. Each week, all financial reporting results across the portfolio are aggregated and distributed to the portfolio management team for review. Portfolio company performance updates, including recent developments and go-forward action plans for underperforming assets, are reviewed at bi-weekly portfolio screening committee and monthly Watch List Committee meetings, which include members of the Investment Committee. Our formal Watch List, which is managed by the Office of the CIO, is reviewed at monthly Watch List Committee meetings, with interim updates as needed. The Watch List Committee is comprised of members of the Investment Committee and includes investment professionals from both our Liquid Credit and Private Credit businesses. On a quarterly basis, the watch list is also reviewed in depth with Blackstone senior management including President and Chief Operating Officer Jonathan Gray, Chief Financial Officer Michael Chae, and Global Co-Chief Investment Officer Kenneth Caplan.
Valuation Process. Each quarter, we will value investments in our portfolio, and such values will be disclosed each quarter in reports filed with the SEC. With respect to investments for which market quotations are not readily available, the Board reviews the valuation recommendations of the Audit Committee of the Board (the “Audit Committee”) and determines the fair value of each investment in the portfolio in good faith, based on the input of the Audit Committee, the Advisers’ valuation committee and where applicable, the independent valuation firms and other external service providers, based on procedures adopted by, and subject to the supervision of, the Board.
Managerial Assistance. As a BDC, we must offer, and provide upon request, significant managerial assistance to certain of our portfolio companies except where the Company purchases securities of an issuer in conjunction with one or more other persons acting together, one of the other persons in the group makes available such managerial assistance. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance, including through the Value Creation Program. The Advisers and the Administrators will provide such managerial assistance on our behalf to portfolio companies that request this assistance. To the extent fees are paid for these services, we, rather than the Advisers, will retain any fees paid for such assistance.

Exit
In addition to payments of principal and interest, we expect the primary methods for the strategy to realize returns on its investments to include refinancings, sales of portfolio companies, and in some cases initial public offerings and secondary offerings. While many debt securities in which we will invest have stated maturities of five to eight years, based on Blackstone Credit & Insurance’s past experience, we believe most of these securities will be redeemed or sold prior to maturity. These securities often have call protection that requires an issuer to pay a premium if it redeems in the early years of an investment. However, there is no assurance that our investments will achieve realization events as a result of refinancings, sales of portfolio companies or public offerings and these realization events will become more unlikely when conditions in the credit and capital markets have deteriorated.
The investment team regularly reviews investments and related market conditions in order to determine if an opportunity exists to realize returns on a particular investment. We believe the Advisers’ ability to utilize the entire resources of Blackstone Credit & Insurance, including the public market traders, research analysts and capital markets functions, allows the Advisers to gain access to current market information where the opportunity may exist to sell positions into the market at attractive prices.
Investments
As of December 31, 2025, the fair value of our investments was $82.2 billion in 700 portfolio companies. The composition of the Company’s investment portfolio at cost and fair value was as follows:

	December 31, 2025
	Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$73,980,617	$73,345,369	89.2%
Second lien debt	3,296,882	3,262,537	4.0
Unsecured debt	80,808	79,427	0.1
Structured finance obligations - debt instruments	501,804	501,333	0.6
Structured finance obligations - equity instruments	331,279	301,610	0.4
Investments in joint ventures	1,932,706	1,791,813	2.2
Equity and other (1)	2,792,145	2,917,257	3.5
Total	$82,916,241	$82,199,346	100.0%
(1)Includes equity investment in SLC.
As of December 31, 2025 the Company had unfunded commitments, including delayed draw term loans and revolvers, in the aggregate principal amount of $13.4 billion.
See the Consolidated Schedule of Investments as of December 31, 2025, in our consolidated financial statements in “Item 8. Financial Statements and Supplementary Data—Consolidated Schedule of Investments” for more information on these investments.
Allocation of Investment Opportunities and Potential Conflicts of Interest
General
Blackstone Credit & Insurance, including the Advisers, provides investment management services to other registered investment companies, investment funds, client accounts and proprietary accounts that Blackstone Credit & Insurance may establish (other than the Company) (collectively, the “Other Blackstone Credit & Insurance Clients”). In addition, Blackstone provides investment management services to Blackstone Clients (as defined below). See “Item 1A. Risk Factors—Risks Related to the Advisers and Their Affiliates—There may be conflicts of interest related to obligations that the Advisers’ senior management and investment team have to Other Clients.”

Blackstone and Blackstone Credit & Insurance will share appropriate investment and sale opportunities with Other Clients (as defined below) and the Company in accordance with the Investment Advisers Act of 1940, as amended (the “Advisers Act”) and Blackstone or Blackstone Credit & Insurance allocation policies, as applicable, which generally provide for sharing pro rata based on targeted acquisition size or targeted sale size. Subject to the Advisers Act and as further set forth in this annual report, certain Other Clients may receive certain priority or other allocation rights with respect to certain investments, subject to various conditions set forth in such Other Clients’ respective governing agreements.
In addition, as a BDC regulated under the 1940 Act, the Company is subject to certain limitations relating to co-investments and joint transactions with affiliates, which likely in certain circumstances limit the Company’s ability to make investments or enter into other transactions alongside Other Clients.
Co-Investment Relief
We have in the past co-invested, and in the future will co-invest, with certain affiliates of Blackstone and the Advisers. We have received an exemptive order from the SEC that permits us and other Regulated Funds (as defined below) to, among other things, co-invest with certain other persons, including other Regulated Funds, certain affiliates of Blackstone, Blackstone and certain funds managed and controlled by Blackstone and its affiliates, subject to certain terms and conditions. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Transactions with Related Persons—Co-Investment Relief.”
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
Additionally, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to our Common Shares if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. As of December 31, 2025, the Company’s asset coverage was 235.7%.
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
Competition
We compete for investments with other BDCs, investment funds and a variety of other investors (including private credit funds, mezzanine funds, performing and other credit funds, and funds that invest in CLOs, structured notes, derivatives and other types of collateralized securities and structured products, specialty finance companies), as well as traditional financial services companies such as commercial banks and other sources of funding (including other investment vehicles managed by affiliates of Blackstone). These other BDCs and investment funds and other investors might be reasonable investment alternatives to us and may be less costly or complex with fewer and/or different risks than we have. Moreover, alternative investment vehicles, such as hedge funds, have begun to invest in areas in which they have not traditionally invested, including making investments in private U.S. companies. As a result of these new entrants, competition for investment opportunities in private U.S. companies may intensify. We may lose investment opportunities if we do not match our competitors’ pricing, terms or structure. If we are forced to match our competitors’ pricing, terms or structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant part of our competitive advantage stems from the fact that the market for investments in private U.S. companies is underserved by traditional commercial banks and other financial sources. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. Furthermore, many of our competitors have greater experience operating under, or are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC.
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
Human Resource Capital
We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of the Advisers or their affiliates pursuant to the terms of the Advisory Agreements and the Administrators or their affiliates pursuant to the Administration Agreements. Each of our executive officers described herein is employed by the Advisers or their affiliates. Our day-to-day investment operations are managed by the Advisers. The services necessary for the sourcing and administration of our investment portfolio will be provided by investment professionals employed by the Advisers or their affiliates. The investment team will focus on origination, non-originated investments and transaction development and the ongoing monitoring of our investments.
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
Leverage and Senior Securities; Coverage Ratio. We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to our Common Shares if our asset coverage, as defined in the 1940 Act, would equal at least 150% immediately after each such issuance. On August 26, 2020, our sole shareholder approved the adoption of this 150% threshold pursuant to Section 61(a)(2) of the 1940 Act and such election became effective the following day. In addition, while any senior securities remain outstanding, we are required to make provisions to prohibit any dividend distribution to our shareholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the dividend distribution or repurchase. We are also permitted to borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes, which borrowings would not be considered senior securities.

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
Code of Ethics. We and the Advisers have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code are permitted to invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. You may obtain copies of the codes of ethics, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov.
Affiliated Transactions. We may be prohibited under the 1940 Act from conducting certain transactions with our affiliates without the prior approval of our trustees who are not interested persons and, in some cases, the prior approval of the SEC. We have received an exemptive order from the SEC that permits us and other Regulated Funds to, among other things, co-invest with certain other persons, including other Regulated Funds, certain affiliates of Blackstone, Blackstone and certain funds managed and controlled by Blackstone and its affiliates, subject to certain terms and conditions.
Other. We will be periodically examined by the SEC for compliance with the 1940 Act, and be subject to the periodic reporting and related requirements of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”).
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
Advisory Agreements
The Advisers provide management services to us pursuant to the Advisory Agreements. The Advisory Agreements have been approved by the Board of Trustees. Under the terms of the Advisory Agreements, the Advisers are responsible for the following:
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
The Advisers’ services under the Advisory Agreements are not exclusive, and they are free to furnish similar services to other entities, and they intend to do so, so long as their services to us are not impaired.
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

For the first calendar month in which we had operations, net assets were measured as the beginning net assets as of the date on which the Company broke escrow on January 7, 2021 (the “Escrow Break Date”). Substantial additional fees and expenses may also be charged by the Administrator to the Company, which is an affiliate of the Adviser. In addition, the Prior Adviser agreed to waive its management fee for the first six months following the date on which we broke escrow for our offering.
Incentive Fees
The incentive fees consist of two components that are determined independently of each other, with the result that one component may be payable even if the other is not. One component is based on income and the other component is based on capital gains, each as described below.
(i) Income Based Incentive Fee
The first component of the incentive fees, an income based incentive fee, is based on the Company’s Pre-Incentive Fee Net Investment Income Returns. “Pre-Incentive Fee Net Investment Income Returns” means, as the context requires, either the dollar value of, or percentage rate of return on, the value of the Company’s net assets at the end of the immediately preceding quarter from interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses accrued for the quarter (including the management fee, expenses payable under the Administration Agreement, and any interest expense or fees on any credit facilities or outstanding debt and dividends paid on any issued and outstanding preferred shares, but excluding the incentive fee and any shareholder servicing and/or distribution fees).
Pre-Incentive Fee Net Investment Income Returns include, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind (“PIK”) interest and zero-coupon securities), accrued income that the Company has not yet received in cash. Pre-Incentive Fee Net Investment Income Returns excludes any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The Company excludes the impact of expense support payments and recoupments from Pre-Incentive Fee Net Investment Income Returns. Shareholders may be charged a fee on an income amount that is higher than the income shareholders may ultimately receive.
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
The Prior Adviser agreed to waive the incentive fee based on income for the first six months following the Escrow Break Date. The longer an investor held our Common Shares during this period, the longer such investor will have received the benefit of this income based incentive fee waiver period.
(ii) Capital Gains Based Incentive Fee
The second component of the incentive fees, the capital gains based incentive fee, is determined and payable in arrears as of the end of each calendar year. The amount payable equals:
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

Administration Agreements
Under the terms of the Administration Agreements, the Administrators provide, or oversee the performance of, administrative and compliance services, including, but not limited to, maintaining financial records, overseeing the calculation of NAV, compliance monitoring (including diligence and oversight of our other service providers), preparing reports to shareholders and reports filed with the SEC, preparing materials and coordinating meetings of our Board, managing the payment of expenses, the payment and receipt of funds for investments and the performance of administrative and professional services rendered by others and providing office space, equipment and office services. We will reimburse the Administrator for certain costs and expenses incurred by the Administrators in performing their obligations under the Administration Agreements. Such reimbursement will include the Company’s allocable portion of compensation and other expenses incurred by the Administrators in performing their administrative obligations under the Administration Agreements, including but not limited to: (i) the Company’s chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, operations and other non-investment professionals at the Administrators that perform duties for the Company; and (iii) any internal audit group personnel of Blackstone or any of its affiliates, subject to the limitations described in the Investment Advisory Agreement and the Administration Agreement. In addition, pursuant to the terms of the Administration Agreements, the Administrators may delegate their obligations under the Administration Agreements to an affiliate or to a third party and we will reimburse the Administrator, and the Administrator will reimburse the Sub-Administrator, for any services performed for us by such affiliate or third party. Under the Sub-Administration Agreement, the Administrator will reimburse the Sub-Administrator for certain costs and expenses incurred by the Sub-Administrator in performing its obligations under the Sub-Administration Agreement. The costs and expenses of the Sub-Administrator that are eligible for reimbursement by the Administrator will be reasonably allocated to the Company on the basis of time spent, assets under management, usage rates, proportionate holdings, a combination thereof or other reasonable methods determined by the Administrator. The Administrator has outsourced, and may continue to outsource, certain administrative duties provided to the Company to third parties, and the Administrator will pay the third parties accordingly. State Street Bank and Trust Company (the “State Street Sub-Administrator”) serves as our third-party sub-administrator. The Administrator has utilized, and in the future will continue to utilize, the State Street Sub-Administrator to assist in the provision of administrative services. The State Street Sub-Administrator receives compensation from the Administrator for its sub-administrative services under the sub-administration agreement between the Administrator and the State Street Sub-Administrator.
The amount of the reimbursement payable to the Administrator will be the lesser of (1) the Administrators’ actual costs incurred in providing such services and (2) the amount that we estimate we would be required to pay alternative service providers for comparable services in the same geographic location. The Administrator will be required to allocate the cost of such services to us based on factors such as assets, revenues, time allocations and/or other reasonable metrics. Excluded from the allowable reimbursement shall be: (i) rent or depreciation, utilities, capital equipment, and other administrative items of the Administrators; and (ii) salaries, fringe benefits, travel expenses and other administrative items incurred or allocated to any Controlling Person of the Administrators. With respect to reimbursements under the Administration Agreements, the term “Controlling Person” shall mean a person, whatever his or her title, who performs functions for the Administrator or the Sub-Administrator similar to those of (a) the chairman or other member of a board of directors, (b) executive officers or (c) those holding 10% or more equity interest in the Administrator or the Sub-Administrator, or a person having the power to direct or cause the direction of the Administrator or the Sub-Administrator, whether through the ownership of voting securities, by contract or otherwise.
Certain Terms of the Advisory Agreements and Administration Agreements
Each of the Advisory Agreements and the Administration Agreements has been approved by the Board. Unless earlier terminated as described below, each of the Advisory Agreements and the Administration Agreements will remain in effect from year-to-year if approved annually by a majority of the Board or by the holders of a majority of our outstanding voting securities and, in each case, a majority of the trustees who are not parties to the Investment Advisory Agreement or “interested persons” (as such term is defined in Section 2(a)(19) of the 1940 Act) (the “Independent Trustees”). We may terminate the Advisory Agreements or the Administration Agreements, without payment of any penalty, upon 60 days’ written notice. The decision to terminate either agreement may be made by a majority of the Board or the shareholders holding a majority outstanding voting securities, which means the lesser of (1) 67% or more of such company’s voting securities present at a meeting if more than 50% of the outstanding voting securities of such company are present or represented by proxy, or (2) more than 50% of the outstanding voting securities of such company. In addition, the Adviser may terminate the Investment Advisory Agreement and the Sub-Advisory Agreement upon 120 and 60 days’ written notice, respectively, the Sub-Adviser may terminate the Sub-Advisory Agreement upon 90 days’ written notice and the Administrator and the Sub-Administrator may terminate the Administration Agreement and the Sub-Administration Agreement, respectively, upon 60 days’ written notice, without payment of any penalty. Each of the Advisory Agreements will automatically terminate within the meaning of the 1940 Act and related SEC guidance and interpretations in the event of their assignment.
The Advisers and the Administrators shall not be liable for any error of judgment or mistake of law or for any act or omission or any loss suffered by the Company in connection with the matters to which the Advisory Agreements and Administration Agreements, respectively, relate, provided that the Advisers and the Administrators shall not be protected against any liability to the Company or its shareholders to which the Advisers or the Administrators would otherwise be subject by reason of willful misfeasance, bad faith or gross negligence on its part in the performance of its duties or by reason of the reckless disregard of its duties and obligations (“disabling conduct”). The Advisory Agreements and the Administration Agreements each provide that, absent disabling conduct, each of the Advisers and the Administrators, as applicable, and their officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with them (collectively, the “Indemnified Parties”) will be entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of the Advisers’ services under the Advisory Agreements and the Administrators’ services under the Administration Agreements or otherwise as adviser or administrator for us. The Advisers and the Administrators shall not be liable under their respective agreements with us or otherwise for any loss due to the mistake, action, inaction, negligence, dishonesty, fraud or bad faith of any broker or other agent; provided, that such broker or other agent shall have been selected, engaged or retained and monitored by the Advisers or the Administrators in good faith, unless such action or inaction was made by reason of disabling conduct, or in the case of a criminal action or proceeding, where the Advisers or the Administrators had reasonable cause to believe their conduct was unlawful. In addition, we will not provide for indemnification of an Indemnified Party for any liability or loss suffered by such Indemnified Party, nor will we provide that an Indemnified Party be held harmless for any loss or liability suffered by us, unless: (1) we have determined, in good faith, that the course of conduct that caused the loss or liability was in our best interest; (2) the Indemnified Party was acting on our behalf or performing services for us; (3) such liability or loss was not the result of negligence or misconduct, in the case that the Indemnified Party is the Advisers or the Administrators, as applicable, an affiliate of the Advisers or the Administrators or one of our officers; and (4) the indemnification or agreement to hold harmless is recoverable only out of our net assets and not from our shareholders.
Expense Support and Conditional Reimbursement Agreement
We have entered into an Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) with the Sub-Adviser. The Sub-Adviser may elect to pay certain of our expenses on our behalf (each, an “Expense Payment”), provided that no portion of the payment will be used to pay any interest expense or shareholder servicing and/or distribution fees of the Company. Any Expense Payment that the Sub-Adviser has committed to pay must be paid by the Sub-Adviser to us in any combination of cash or other immediately available funds no later than forty-five days after such commitment was made in writing, and/or offset against amounts due from us to the Sub-Adviser or its affiliates.
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
Description of Our Common Shares
Class I Shares
No upfront selling commissions or shareholder servicing and/or distribution fees are paid for sales of any Class I shares and financial intermediaries will not charge transaction or other such fees on Class I shares.

Class I shares are generally available for purchase only (1) through fee-based programs, also known as wrap accounts, that provide access to Class I shares, (2) by endowments, foundations, pension funds and other institutional investors, (3) through participating brokers that have alternative fee arrangements with their clients to provide access to Class I shares, (4) through certain registered investment advisers, (5) by our executive officers and trustees and their immediate family members, as well as officers and employees of the Advisers, Blackstone, Blackstone Credit & Insurance or other affiliates and their immediate family members, and joint venture partners, consultants and other service providers or (6) by other categories of investors that we name in an amendment or supplement to the prospectus. In certain cases, if (i) a participating intermediary no longer offers Class S or Class D shares or (ii) a holder of Class S or Class D shares exits a relationship with a participating intermediary for our offering and does not enter into a new relationship with a participating intermediary for our offering, such holder’s shares may be exchanged into an equivalent NAV amount of Class I shares.
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
We pay the Intermediary Manager selling commissions over time as a shareholder servicing and/or distribution fee with respect to our outstanding Class S shares equal to 0.85% per annum of the aggregate NAV of our outstanding Class S shares, including any Class S shares issued pursuant to our distribution reinvestment plan. The shareholder servicing and/or distribution fees are paid monthly in arrears. The Intermediary Manager reallows (pays) all of the shareholder servicing and/or distribution fees to participating brokers and servicing brokers for ongoing shareholder services performed by such brokers, and will waive shareholder servicing and/or distribution fees to the extent a broker is not eligible to receive it for failure to provide such services.
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
We pay the Intermediary Manager selling commissions over time as a shareholder servicing and/or distribution fee with respect to our outstanding Class D shares equal to 0.25% per annum of the aggregate NAV of our outstanding Class D shares, including any Class D shares issued pursuant to our distribution reinvestment plan. The shareholder servicing and/or distribution fees are paid monthly in arrears. The Intermediary Manager reallows (pays) all of the shareholder servicing and/or distribution fees to participating brokers and servicing brokers for ongoing shareholder services performed by such brokers, and will waive shareholder servicing fees to the extent a broker is not eligible to receive it for failure to provide such services.
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
Purchase Price
Shares are sold at the then-current NAV per share. Each class of shares may have a different NAV per share because shareholder servicing and/or distribution fees differ with respect to each class.

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
Our Board’s discretion as to the payment of distributions will be directed, in substantial part, by its determination to cause us to comply with the RIC requirements. To maintain our tax treatment as a RIC, we generally are required to make aggregate annual distributions to our shareholders of at least 90% of the sum of our investment company taxable income (as that term is defined in the Code, determined without regard to the deduction for dividends paid) and net tax-exempt income. See “Description of our Common Shares” and “Material U.S. Federal Income Tax Considerations.”
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

The shareholder servicing and/or distribution fees will be paid monthly in arrears. The distribution and servicing expenses borne by the participating brokers may be different from and substantially less than the amount of shareholder servicing and/or distribution fees charged. The Intermediary Manager will reallow (pay) all of the shareholder servicing and/or distribution fees to participating brokers and servicing brokers for ongoing shareholder services performed by such brokers, and will waive shareholder servicing and/or distribution fees to the extent a broker is not eligible to receive it for failure to provide such services. All or a portion of the shareholder servicing and/or distribution fee may be used to pay for sub-transfer agency, sub-accounting and certain other administrative services. The Company also may pay for these sub-transfer agency, sub-accounting and certain other administrative services outside of the shareholder servicing and/or distribution fees and its Distribution and Servicing Plan. Because the shareholder servicing and/or distribution fees with respect to Class S shares and Class D shares are calculated based on the aggregate NAV for all of the outstanding shares of each such class, it reduces the NAV with respect to all shares of each such class, including shares issued under the Company’s distribution reinvestment plan.
Eligibility to receive the shareholder servicing and/or distribution fee is conditioned on a broker providing the following ongoing services with respect to the Class S or Class D shares: assistance with recordkeeping, answering investor inquiries regarding us, including regarding distribution payments and reinvestments, helping investors understand their investments upon their request, and assistance with share repurchase requests. If the applicable broker is not eligible to receive the shareholder servicing and/or distribution fee due to failure to provide these services, the Intermediary Manager will waive the shareholder servicing and/or distribution fee that the broker would have otherwise been eligible to receive. The shareholder servicing and/or distribution fees are ongoing fees that are not paid at the time of purchase.
Distribution Reinvestment Plan
We have adopted a distribution reinvestment plan, pursuant to which we will reinvest all cash dividends declared by the Board on behalf of our shareholders who do not elect to receive their dividends in cash. As a result, if the Board authorizes, and we declare, a cash dividend or other distribution, then our shareholders who have not opted out of our distribution reinvestment plan will have their cash distributions automatically reinvested in additional shares as described below, rather than receiving the cash dividend or other distribution. Distributions on fractional shares will be credited to each participating shareholder’s account to three decimal places. No action is required on the part of a registered shareholder to have his, her or its cash dividend or other distribution reinvested in our Common Shares, except shareholders in certain states. Investors and clients of certain participating brokers in states that do not permit automatic enrollment in our distribution reinvestment plan will automatically receive their distributions in cash unless they elect to have their cash distributions reinvested in additional Common Shares.
Share Repurchase Program
The Company has implemented a share repurchase program under which, at the discretion of the Board, the Company may repurchase, in each quarter, up to 5% of the NAV of the Company’s Common Shares outstanding (either by number of shares or aggregate NAV) as of the close of the previous calendar quarter. For the avoidance of doubt, such target amount is assessed each calendar quarter. The Board may amend or suspend the share repurchase program at any time (including to offer to purchase fewer shares) if in its reasonable judgment it deems such action to be in the best interest of shareholders, such as when a repurchase offer would place an undue burden on the Company’s liquidity, adversely affect the Company’s operations or risk having an adverse impact on the Company that would outweigh the benefit of the repurchase offer. As a result, share repurchases may not be available each quarter, or may only be available in an amount less than 5% of our Common Shares outstanding. Upon a determination by the Board to (i) suspend the share repurchase program or (ii) materially modify our share repurchase program in a manner that reduces liquidity available to our shareholders, our share repurchase program requires the Board to consider, at least quarterly, whether continuing to restrict repurchases or resuming the share repurchase program at the Company level would be in the best interest of the Company and our shareholders. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act. Additionally, pursuant to Rule 23c-1(a)(10) under the 1940 Act, the Company may also repurchase its outstanding Common Shares outside of the share repurchase program. All shares purchased pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

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
Proxy Voting Policies and Procedures
We have delegated our proxy voting responsibility to the Advisers. The Proxy Voting Policies and Procedures of the Advisers are set forth below. The guidelines are reviewed periodically by the Advisers, and, accordingly, are subject to change.
As investment advisers registered under the Advisers Act, the Advisers have a duty to monitor corporate events and to vote proxies, as well as a duty to cast votes in the best interest of clients and not subrogate client interests to their own interests. Rule 206(4)-6 under the Advisers Act places specific requirements on registered investment advisers with proxy voting authority.
Proxy Policies
The Advisers’ policies and procedures are reasonably designed to ensure that the Advisers vote proxies in the best interest of the Company and addresses how they will resolve any conflict of interest that may arise when voting proxies and, in so doing, to maximize the value of the investments made by the Company, taking into consideration the Company’s investment horizons and other relevant factors. The Advisers will review on a case-by-case basis each proposal submitted for a shareholder vote to determine its impact on the portfolio securities held by their clients. Although the Advisers will generally vote against proposals that may have a negative impact on their clients’ portfolio securities, they may vote for such a proposal if there exists compelling long-term reasons to do so.
Decisions on how to vote a proxy generally are made by the Advisers. The Investment Committee and the members of the investment team covering the applicable security often have the most intimate knowledge of both a company’s operations and the potential impact of a proxy vote’s outcome. Decisions are based on a number of factors which may vary depending on a proxy’s subject matter, but are guided by the general policies described in the proxy policy. In addition, the Advisers may determine not to vote a proxy after consideration of the vote’s expected benefit to clients and the cost of voting the proxy. To ensure that a vote is not the product of a conflict of interest, the Advisers will require the members of the Investment Committee to disclose any personal conflicts of interest they may have with respect to overseeing a Company’s investment in a particular company.
Proxy Voting Records
You may obtain information, without charge, regarding how we voted proxies with respect to our portfolio securities by making a written request for proxy voting information to: Chief Compliance Officer, Blackstone Private Credit Strategies LLC and Blackstone Credit BDC Advisors LLC, 345 Park Avenue, New York, NY 10154.

Material U.S. Federal Income Tax Considerations
The following discussion is a general summary of certain U.S. federal income tax considerations applicable to the Company. This discussion is based upon present provisions of the Code, the regulations promulgated thereunder, and judicial and administrative ruling authorities, all of which are subject to change, or differing interpretations (possibly with retroactive effect). Prospective investors should consult their tax advisors with regard to the U.S. federal tax consequences of the purchase, ownership, or disposition of our Common Shares, as well as the tax consequences arising under the laws of any state, foreign country or other taxing jurisdiction.
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
Item 1A. Risk Factors.
Investing in our Common Shares involves a number of significant risks. In addition to the other information contained in this annual report, shareholders should consider carefully the following information before making an investment in our Common Shares. The risks set forth below are not the only risks we face. Such additional risks and uncertainties not presently known to us or not presently deemed material by us may also impair our operations and performance. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such cases, the NAV of our Common Shares could decline, and shareholders may lose all or part of their investment.
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
Our ability to achieve our investment objectives depends on the ability of the Advisers to manage and support our investment process. If the Advisers or Blackstone Credit & Insurance were to lose any members of their respective senior management teams, our ability to achieve our investment objectives could be significantly harmed.
Since we have no employees, we depend on the investment expertise, skill and network of business contacts of the broader networks of the Advisers and their affiliates, as well as the persons and firms our Advisers may retain to provide services on our behalf. The Advisers evaluate, negotiate, structure, execute, monitor and service our investments. Our future success depends to a significant extent on the continued service and coordination of Blackstone Credit & Insurance and its senior management team. The departure of any members of Blackstone Credit & Insurance’s senior management team could have a material adverse effect on our ability to achieve our investment objectives.
Our ability to achieve our investment objectives depends on the Advisers’ ability to identify and analyze, and to invest in, finance and monitor companies that meet our investment criteria. The Advisers’ capabilities in structuring the investment process, providing competent, attentive and efficient services to us, and facilitating access to financing on acceptable terms depend on the employment of investment professionals in an adequate number and of adequate sophistication to match the corresponding flow of transactions. To achieve our investment objectives, the Advisers may need to hire, train, supervise and manage new investment professionals to participate in our investment selection and monitoring process.
There is increasing competition among financial sponsors, investment banks and other investors for hiring and retaining qualified investment professionals, and there can be no assurance that the Advisers will be able to find qualified investment professionals in a timely manner or at all. Failure to support our investment process could have a material adverse effect on our business, financial condition and results of operations.

The Advisory Agreements have each been approved pursuant to Section 15 of the 1940 Act. In addition, the Advisory Agreements each have termination provisions that allow the parties to terminate the agreements. The Investment Advisory Agreement may be terminated at any time, without penalty, by us upon 60 days’ written notice or by the Adviser upon 120 days’ written notice. The Sub-Advisory Agreement may be terminated by us or the Adviser upon 60 days’ written notice to the Sub-Adviser or by the Sub-Adviser upon 90 days’ written notice to the Adviser. If the Investment Advisory Agreement or the Sub-Advisory Agreement is terminated, it may adversely affect the quality of our investment opportunities. In addition, in the event the Investment Advisory Agreement or the Sub-Advisory Agreement is terminated, it may be difficult for us to replace the Adviser or the Sub-Adviser. If the Investment Advisory Agreement or the Sub-Advisory Agreement is terminated and no suitable replacement is found to manage us, we may not be able to achieve our investment objectives. Furthermore, we may incur certain costs in connection with a termination of the Investment Advisory Agreement or the Sub-Advisory Agreement.
Because our business model depends to a significant extent upon relationships with private equity sponsors, investment banks and commercial banks, the inability of the Advisers to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.
The Advisers depend on their broader organization’s relationships with private equity sponsors, investment banks and commercial banks and others, and we rely to a significant extent upon these relationships to provide us with potential investment opportunities. If the Advisers or their broader organization fail to maintain their existing relationships or develop new relationships with other sponsors or sources of investment opportunities, we may not be able to grow our investment portfolio. In addition, individuals with whom the Advisers or their broader organization have relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us.
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
We compete for investments with other BDCs, investment funds and a variety of other investors (including private credit funds, mezzanine funds, performing and other credit funds, and funds that invest in CLOs, structured notes, derivatives and other types of collateralized securities and structured products, specialty finance companies), as well as traditional financial services companies such as commercial banks and other sources of funding (including other investment vehicles managed by affiliates of Blackstone). These other BDCs and investment funds and other investors might be reasonable investment alternatives to us and may be less costly or complex with fewer and/or different risks than we have. Moreover, alternative investment vehicles, such as hedge funds, have begun to invest in areas in which they have not traditionally invested, including making investments in U.S. private companies. As a result of these new competitors entering the financing markets in which we operate, competition for investment opportunities in U.S. private companies may intensify. We may lose investment opportunities if we do not match our competitors’ pricing, terms or structure. If we are forced to match our competitors’ pricing, terms or structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant part of our competitive advantage stems from the fact that the market for investments in U.S. private companies is underserved by traditional commercial banks and other financial sources. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. Furthermore, many of our competitors have greater experience operating under, or are not subject to, the regulatory restrictions that the 1940 Act imposes on us as a BDC.

We may have difficulty sourcing investment opportunities.
We cannot assure investors that we will be able to locate a sufficient number of suitable investment opportunities to allow us to deploy all available capital successfully. In addition, privately-negotiated investments in loans and illiquid securities of private middle market companies require substantial due diligence and structuring, and we cannot assure investors that we will achieve our anticipated investment pace. As a result, investors will be unable to evaluate any future portfolio company investments prior to purchasing our Common Shares. Our shareholders will have no input with respect to investment decisions. These factors increase the uncertainty, and thus the risk, of investing in our Common Shares. To the extent we are unable to deploy all available capital, our investment income and, in turn, our results of operations, will likely be materially adversely affected. There is no assurance that we will be able to consummate investment transactions or that such transactions will be successful. Blackstone Credit & Insurance, the Company and their affiliates may also face certain conflicts of interests in connection with any transaction, including any warehousing transaction, involving an affiliate.
We face risks associated with the deployment of our capital.
In light of the nature of our continuous offering as well as ongoing and periodic private offerings in relation to our investment strategy and the need to be able to deploy potentially large amounts of capital quickly to capitalize on potential investment opportunities, if we have difficulty identifying suitable investments on attractive terms, there could be a delay between the time we receive net proceeds from the sale of our Common Shares in any public or private offering and the time we invest the net proceeds. Our proportion of privately-negotiated investments may be lower than expected. We may also from time to time hold cash pending deployment into investments or have less than our targeted leverage, which cash or shortfall in target leverage may at times be significant, particularly at times when we are receiving high amounts of offering proceeds and/or times when there are few attractive investment opportunities. Such cash may be held in an account for the benefit of our shareholders that may be invested in money market accounts or other similar temporary investments, each of which is subject to management fees.
In the event we are unable to find suitable investments, such cash may be maintained for longer periods which would be dilutive to overall investment returns. This could cause a substantial delay in the time it takes for your investment to realize its full potential return and could adversely affect our ability to pay regular distributions of net investment income to you. It is not anticipated that the temporary investment of such cash into money market accounts or other similar temporary investments pending deployment into investments will generate significant interest, and investors should understand that such low interest payments on the temporarily invested cash may adversely affect overall returns. In the event we fail to timely invest the net proceeds of sales of our Common Shares or do not deploy sufficient capital to meet our targeted leverage, our results of operations and financial condition may be adversely affected.
As required by the 1940 Act, a significant portion of our investment portfolio is and will be recorded at fair value as determined in good faith and, as a result, there is and will be uncertainty as to the value of our portfolio investments.
Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined pursuant to policies adopted by, and subject to the oversight of, our Board. There is not a public market for the securities of the privately-held companies and certain other private assets in which we invest. Many of our investments are not publicly-traded or actively traded on a secondary market. As a result, we value these securities quarterly at fair value as determined in good faith as required by the 1940 Act. In connection with striking a NAV as of a date other than quarter-end for share issuances and repurchases, the Company will consider whether there has been a material change to such investments as to affect their fair value, but such analysis may be more limited than the quarter-end process.

As part of the valuation process, we will generally take into account relevant factors in determining the fair value of the Company’s investments, without market quotations, many of which are loans, including and in combination, as relevant: (i) the portfolio company’s ability to make payments based on its earnings and cash flow, (ii) the estimated enterprise value of a portfolio company, (iii) the nature and realizable value of any collateral, (iv) the markets in which the portfolio company does business, (v) a comparison of the portfolio company’s securities to any similar publicly traded securities, and (vi) overall changes in the interest rate environment and the credit markets that may affect the price at which similar investments may be made in the future. Our determinations of fair value may differ materially from the values that would have been used if a ready market for these non-traded securities existed. We typically utilize independent third-party valuation firms to assist us in determining the fair value of investments for which market quotations are not readily available or deemed to be unreliable. Such investments are generally categorized as Level 3, consistent with Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), issued by the Financial Accounting Standards Board. The independent valuation firms consider observable market inputs together with significant unobservable inputs, including but not limited to discount rates, performance multiples, or market multiples, in arriving at their valuation recommendations to the Advisers. The Company generally expects that the majority of the Company’s investments will be categorized as Level 3 investments. Due to this uncertainty, our fair value determinations may cause our NAV on a given date to materially differ from the value that we may ultimately realize upon the sale of one or more of our investments. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from what was previously the value, and such differences could be material.
The timing of our repurchase offers pursuant to our share repurchase program may be at a time that is disadvantageous to our shareholders.
In the event a shareholder chooses to participate in our share repurchase program, the shareholder will be required to provide us with notice of intent to participate prior to knowing what the NAV per share of the class of shares being repurchased will be on the repurchase date. Although a shareholder will have the ability to withdraw a repurchase request prior to the repurchase date, to the extent a shareholder seeks to sell shares to us as part of our periodic share repurchase program, the shareholder will be required to do so without knowledge of what the repurchase price of our Common Shares will be on the repurchase date.
There is a risk that investors in our Common Shares may not receive distributions or that our distributions may decrease over time.
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
We may fund our cash distributions to shareholders from any sources of funds available to us, including offering proceeds, borrowings, net investment income, cash flow from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and fee and expense reimbursement waivers from the Adviser or the Administrator, if any. Our ability to pay distributions, if any, might be adversely affected by, among other things, the impact of one or more of the risk factors described in this annual report. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC may limit our ability to pay distributions. All distributions are and will be paid at the discretion of our Board and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations and such other factors as our Board may deem relevant from time to time. We cannot assure shareholders that we will continue to pay distributions to our shareholders in the future. In the event that we encounter delays in locating suitable investment opportunities, we may pay all or a substantial portion of our distributions from the proceeds of our prior offerings or from borrowings or sources other than net investment income in anticipation of future cash flow, which may constitute a return of shareholders’ capital. A return of capital is a return of a shareholder’s investment, rather than a return of earnings or gains derived from our investment activities. A shareholder will not be subject to immediate taxation on the amount of any distribution treated as a return of capital to the extent of the shareholder’s basis in its shares; however, the shareholder’s basis in its shares will be reduced (but not below zero) by the amount of the return of capital, which will result in the shareholder recognizing additional gain (or a lower loss) when the shares are sold. To the extent that the amount of the return of capital exceeds the shareholder’s basis in its shares, such excess amount will be treated as gain from the sale of the shareholder’s shares. Distributions from the proceeds of our prior offerings or from borrowings also could reduce the amount of capital we ultimately invest in our portfolio companies.
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
Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until there is a public market for our Common Shares, which is not expected to occur.
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

In addition, policy changes impacting the financial services industry could impose additional costs, require significant attention of senior management and personnel or require us or our portfolio companies to change or limit the manner in which we or our portfolio companies conduct business. While this risk may increase or decrease with changing U.S. presidential administrations and different expressed policy priorities, we cannot predict at this time whether and the extent to which the current U.S. presidential administration and senior officials at the SEC and other federal agencies will pursue any specific policy priorities or changes. In addition, uncertainty regarding legislation and regulations affecting the financial services industry or taxation could adversely impact our business or the business of our portfolio companies.
Additionally, any changes to or repeal of the laws and regulations governing our operations relating to permitted investments may cause us to alter our investment strategy to avail ourselves of new or different opportunities. Such changes could result in material differences to our strategies and plans as set forth in this annual report and may result in our investment focus shifting from the areas of expertise of the Advisers to other types of investments in which the Advisers may have less expertise or little or no experience. Thus, any such changes, if they occur, could have a material adverse effect on our financial condition and results of operations and the value of a shareholder’s investment.
Trade negotiations and related government actions may create regulatory uncertainty for our portfolio companies and our investment strategies and adversely affect the profitability of our portfolio companies.
In recent years, the U.S. government has taken substantial actions with respect to international trade policy, including seeking to renegotiate certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries. The U.S. government has also imposed, and may in the future impose further, tariffs on certain foreign goods, such as steel and aluminum, from various countries, including China, Canada and Mexico. Some foreign governments, including China, Canada, and Mexico, have threatened or instituted retaliatory tariffs on certain U.S. goods. In February 2026, the U.S. Supreme Court ruled that many of the tariffs recently imposed by the U.S. government exceeded its authority, thereby invalidating many, but not all, of such tariffs. Subsequent to the U.S. Supreme Court’s ruling, the U.S. presidential administration raised potential alternative means through which the administration could impose tariffs and subsequently imposed a global tariff under a different law. The outlook on further trade policy actions, including trade agreements and potential retaliatory tariffs is unclear. Increased tariffs on goods imported from China, Canada, Mexico and other countries could further increase costs, decrease margins and reduce the competitiveness of products and services offered by our portfolio companies. Such uncertainty and/or tariffs or counter-measures could further increase costs, decrease margins, reduce the competitiveness of products and services offered by current and future portfolio companies and adversely affect the revenues and profitability of portfolio companies whose businesses rely on imported goods.
There is uncertainty as to further actions that may be taken under the current U.S. presidential administration with respect to U.S. trade policy in response to the U.S. Supreme Court’s ruling. Further governmental actions related to the imposition of tariffs or other trade barriers, or changes to international trade agreements or policies, could create further regulatory uncertainty for our portfolio companies and adversely affect their businesses and financial conditions, particularly to the extent the revenues and profitability of their businesses rely on goods imported from outside of the United States.
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
We, the Advisers and their affiliates are subject to regulatory oversight, which could negatively impact our operations, cash flow or financial condition, impose additional costs on us or otherwise adversely affect our business.
Our business and the businesses of the Advisers and their respective affiliates are subject to extensive regulation, including periodic examinations, inquiries and investigations, which may result in enforcement and other proceedings, by governmental agencies and self-regulatory organizations in the jurisdictions in which we and they operate around the world, including the SEC and various other U.S. federal, state and local agencies. These authorities have regulatory powers dealing with many aspects of financial services, including the authority to grant, and in specific circumstances to cancel, permissions to carry on particular activities.
We, the Advisers and their respective affiliates have received, and may in the future receive, requests for information, inquiries and informal or formal investigations or subpoenas from such regulators from time to time in connection with such inquiries and proceedings and otherwise in the ordinary course of business. These requests could relate to a broad range of matters, including specific practices of our business, the Advisers, our investments or other investments the Advisers or their affiliates make on behalf of their clients, potential conflicts of interest between us and the Advisers or their affiliates, or industry wide practices. Actions by and/or initiatives of the SEC and/or other regulators can have an adverse effect on our financial results, including as a result of the imposition of a sanction, a limitation on our, Blackstone’s or our personnel’s activities, or changing our historic practices. Any adverse publicity relating to an investigation, proceeding or imposition of these sanctions could harm our or Blackstone’s reputation and have an adverse effect on our future fundraising or operations. The costs of responding to legal or regulatory information requests, any increased reporting, registration and compliance requirements will be borne by us in the form of legal or other expenses, litigation, regulatory proceedings or penalties, may divert the attention of our management, may cause negative publicity that adversely affects investor sentiment, and may place us at a competitive disadvantage, including to the extent that we, the Advisers or any of their respective affiliates are required to disclose sensitive business information or alter business practices.
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
General economic conditions could contribute to increased market volatility and have a material adverse impact on the performance of our investments and operations.
We and our portfolio companies are susceptible to the effects of economic slowdowns or recessions. The global growth cycle is in a mature phase and signs of slowdown are evident in certain regions around the world. Instability in the global financial markets could trigger pronounced volatility in the prices of equity and debt securities. Periods of elevated inflation and high interest rates, such as those experienced in recent years, and geopolitical concerns and other global events beyond our control can contribute to significant volatility in debt and equity markets. Gradual decreases in interest rates during 2025, coupled with resilience in the U.S. economy, contributed to improved investor sentiment, stronger capital markets and increased transaction activity toward the end of 2025. Nevertheless, inflation has remained above the U.S. Federal Reserve’s target level, and interest rates remain elevated. Uncertainty regarding the further trajectory of inflation and interest rates creates the potential for volatility in debt and equity markets.
Financial markets have been affected at times by a number of global macroeconomic events, including the following: large sovereign debts and fiscal deficits of several countries in Europe and in emerging markets jurisdictions, levels of non‑performing loans on the balance sheets of European banks, the effect of the UK leaving the European Union (the “E.U.”) and instability in the Chinese capital markets. Although the broader outlook remains constructive, geopolitical instability continues to pose risk. Geopolitical instability has been prevalent in recent years, and 2025 and, to this date, 2026 have been years of significant geopolitical events, including, among others, trade tensions resulting from U.S. tariff implementation and retaliatory tariffs by other countries, ongoing armed conflict in Ukraine and Iran and escalating conflicts in other parts of the Middle East. For example, in the United States, the current presidential administration has stated its intention to propose or has implemented governmental policy and regulatory changes in a variety of areas, including the imposition of tariffs or other trade barriers. In that connection, certain countries subject to those changes have expressed an intent to impose or have imposed similar measures in return. Additionally, certain of our portfolio companies may operate in, or have dealings with, countries subject to sanctions or embargoes imposed by the U.S. government, foreign governments, or the United Nations or other international organizations. U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns or a recession in the United States. A decreased U.S. government credit rating, any default by the U.S. government on its obligations, or any prolonged U.S. government shutdown, could create broader financial turmoil and uncertainty, which may weigh heavily on our financial performance and the value of our Common Shares. Unfavorable economic conditions would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events may limit our investment originations, and limit our ability to grow and could have a material negative impact on our operating results, financial condition, results of operations and cash flows and the fair values of our debt and equity investments.

Any deterioration of general economic conditions may lead to significant declines in corporate earnings or loan performance, and the ability of corporate borrowers to service their debt, any of which could trigger a period of global economic slowdown, and have an adverse impact on the performance and financial results of the Company, and the value and the liquidity of the shares. In an economic downturn, we may have non-performing assets or non-performing assets may increase, and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions impacted the value of any collateral securing our senior secured debt in 2025 and may continue to impact such collateral in the future. A severe recession may further decrease the value of such collateral and result in losses of value in our portfolio and a decrease in our revenues, net income, assets and net worth. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us on favorable terms or at all. These events could prevent us from increasing investments and harm our operating results.
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
The success of our investment activities could be affected by general economic and market conditions in Europe and in the rest of the world, as well as by changes in applicable laws and regulations (including laws relating to taxation of our investments), tariffs or other trade barriers, currency exchange controls, rate of inflation, currency depreciation, asset re-investment, resource self-sufficiency and national and international political and socioeconomic circumstances in respect of the European and other non-U.S. countries in which we may invest. These factors will affect the level and volatility of securities prices and the liquidity of the Company’s investments, which could impair our profitability or result in losses. General fluctuations in the market prices of securities and interest rates may affect our investment opportunities and the value of our investments. We may maintain substantial trading positions that can be adversely affected by the level of volatility in the financial markets; the larger the positions, the greater the potential for loss. Declines in the performance of national economies or the credit markets in certain jurisdictions have had a negative impact on general economic and market conditions globally, and as a result, could have a material adverse effect on our business, financial condition and results of operations.
The Advisers’ financial condition may be adversely affected by a significant general economic downturn and they may be subject to legal, regulatory, reputational and other unforeseen risks that could have a material adverse effect on the Advisers’ businesses and operations (including those of the Company). A recession, slowdown and/or sustained downturn in the global economy (or any particular segment thereof) could have a pronounced impact on the Company and could adversely affect the Company’s profitability, impede the ability of the Company’s portfolio companies to perform under or refinance their existing obligations and impair the Company’s ability to effectively deploy its capital or realize its investments on favorable terms.

Challenges facing a single, concentrated sector or industry can have far-reaching implications for the broader economy, including the private credit market. For example, although the U.S. economy has demonstrated strength and resiliency underpinned by the ongoing technology investment boom, there can be no assurance that such trend will continue. In recent years, there has been growing concern about the sustainability of the private credit industry, particularly due to its significant exposure to the expanding technology sector, which includes artificial intelligence infrastructure investments. Market analysts, journalists and other stakeholders have increasingly questioned whether the rapidly developing artificial intelligence market, which includes companies focused on the design and manufacture of semiconductors, data center construction and the expansion of power generation, is fueling inflated valuations and unsustainable price appreciation. This concern is compounded by the sector’s increasing interconnectivity, as private credit supports cross-investments among artificial intelligence- and data center-focused firms, potentially creating an overvalued and tightly linked ecosystem that may lack solid long-term economic fundamentals. If these concerns are validated or perceived as credible by the public, a significant global market correction or downturn could occur, which could result in a material adverse effect on the Company and its portfolio companies. In particular, market devaluations in the software sector may impair companies’ ability to refinance existing private credit loans and restrict merger and acquisition activity in the sector. Consequently, these dynamics could lead to extended holding periods for our assets.
In addition, economic problems in a single country are increasingly affecting other markets and economies. A continuation of this trend could result in problems in one country adversely affecting regional and even global economic conditions and markets. For example, concerns about the fiscal stability and growth prospects of certain European countries in the last economic downturn had a negative impact on most economies of the Eurozone and global markets and the ongoing armed conflict in Ukraine and Iran and escalating conflicts in other parts of the Middle East could have a negative impact on those countries and others in those regions. The occurrence of similar crises in the future could cause increased volatility in the economies and financial markets of countries throughout a region, or even globally.
Any of the foregoing events could result in substantial or total losses to the Company in respect of certain investments, which losses will likely be exacerbated by the presence of leverage in a portfolio company’s capital structure.
Economic and trade sanctions laws in the United States and other jurisdictions may prohibit the Company and the Company’s professionals from transacting with or in certain countries and with certain individuals and companies.
In the United States, the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) administers and enforces laws, Executive Orders and regulations establishing U.S. economic and trade sanctions. Such sanctions prohibit, among other things, transactions with, and the provision of services to, certain foreign countries, territories, entities and individuals. These entities and individuals include specially designated nationals, sanction evaders, specially designated narcotics traffickers and other parties subject to OFAC sanctions and embargo programs. The lists of OFAC prohibited countries, territories, persons and entities, including the List of Specially Designated Nationals and Blocked Persons, as such list may be amended from time to time, can be found on the OFAC website at www.treas.gov/ofac. In addition, certain programs administered by OFAC prohibit dealing with individuals or entities in certain countries regardless of whether such individuals or entities appear on the lists maintained by OFAC. Other jurisdictions maintain different and/or additional economic and trade sanctions. These types of sanctions may significantly restrict the Company’s investment activities in certain countries and, in particular, certain emerging market countries. At the same time, the Company may be obligated to comply with certain anti-boycott laws and regulations, which prevents the Company from engaging in certain discriminatory practices that may be allowed or required in certain jurisdictions. The Company’s failure to discriminate in this manner could make it more difficult for the Company to pursue certain investments and engage in certain business activities.
In some countries, there is a greater acceptance than in the United States and the U.K. of government involvement in commercial activities, and of corruption. The Company, the Company’s professionals and the Advisers are committed, to the fullest extent permitted by applicable law, to complying with the U.S. Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act and other anti-corruption, anti-bribery, anti-fraud laws and regulations, as well as anti-boycott regulations, to which they are subject. As a result, the Company may be adversely affected because of its unwillingness to participate in transactions that violate such laws or regulations. Such laws and regulations may make it difficult in certain circumstances for the Company to act successfully on investment opportunities and for investments to obtain or retain business.

In recent years, the U.S. Department of Justice and the SEC have devoted greater resources to enforcement of the FCPA. In addition, the U.K., with enactment of the U.K. Bribery Act, has expanded the reach of its anti-bribery laws significantly. While Blackstone has developed and implemented policies and procedures designed to ensure strict compliance with the FCPA and the U.K. Bribery Act and the sanctions regimes that apply to the Company, such policies and procedures may not be effective in all instances to prevent violations. In addition, in spite of these policies and procedures, affiliates of portfolio companies, particularly in cases in which the Company or another fund or vehicle sponsored by the Company does not control such portfolio company, may engage in activities that could result in FCPA, U.K. Bribery Act or other violations of law. Any determination that the Company has violated the FCPA, U.K. Bribery Act or other applicable anti-corruption laws, anti-bribery, anti-fraud laws or sanctions requirements could subject the Company to, among other things, civil and criminal penalties, material fines, profit disgorgement, injunctions on future conduct, securities litigation, disclosure obligations and a general loss of investor confidence, any one of which could adversely affect the Company’s business prospects and/or financial position, as well as the Company’s ability to achieve its investment objectives and/or conduct its operations.
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
The Recast European Union Directive on Markets in Financial Instruments (“MiFID II”) came into effect on January 3, 2018, and imposes regulatory obligations in respect of providing financial services in the European Economic Area (“EEA”) by EEA banks and EEA investment firms providing regulated services (each an “Investment Firm”). Each Adviser is a non-EEA investment company and is, therefore, not subject to MiFID II but can be indirectly affected. The regulatory obligations imposed by MiFID II may impact, and constrain the implementation of, the investment strategy of the Company. MiFID II restricts Investment Firms’ ability to obtain research in connection with the provision of an investment service. For example, Investment Firms providing portfolio management or independent investment advice may purchase investment research only at their own expense or out of specifically dedicated research payment accounts agreed upon with their clients. Research will also have to be unbundled and paid separately from the trading commission. EEA broker-dealers will unbundle research costs and invoice them to Investment Firms separated from dealing commissions.
Therefore, in light of the above, MiFID II could have an adverse effect on the ability of Blackstone Credit & Insurance and its MiFID-authorized EEA affiliates to obtain and to provide research. The new requirements regarding the unbundling of research costs under MiFID II are not consistent with market practice in the United States and the regulatory framework concerning the use of commissions to acquire research developed by the SEC, although the SEC has previously issued temporary no-action letters to facilitate compliance by firms with the research requirements under MiFID II in a manner that is consistent with the U.S. federal securities laws. Blackstone Credit & Insurance’s access to third-party research may nonetheless be significantly limited. Some EEA jurisdictions extend certain MiFID II obligations also to other market participants (e.g., Alternative Investment Fund Managers) under national law. There is very little guidance, and limited market practice, that has developed in preparation for MiFID II. As such, the precise impact of MiFID II on Blackstone Credit & Insurance and the Company cannot be fully predicted at this stage.
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
Terrorist acts, acts of war or natural disasters may disrupt our operations, as well as the operations of the businesses in which we invest. Such acts, including the ongoing armed conflict in Ukraine and Iran and escalating conflicts in other parts of the Middle East, have created, and continue to create, economic and political uncertainties and have contributed to recent global economic instability. Future terrorist activities, military or security operations, or natural disasters could further weaken the domestic/global economies and create additional uncertainties, which may negatively impact the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results and financial condition. Losses from terrorist attacks and natural disasters are generally uninsurable.
Force majeure events may adversely affect our operations.
We may be affected by force majeure events (e.g., acts of God, fire, flood, earthquakes, outbreaks of an infectious disease, pandemic or any other serious public health concern, war, terrorism, nationalization of industry and labor strikes). Force majeure events could adversely affect the ability of the Company or a counterparty to perform its obligations. The liability and cost arising out of a failure to perform obligations as a result of a force majeure event could be considerable and could be borne by the Company. Certain force majeure events, such as war or an outbreak of an infectious disease, could have a broader negative impact on the global or local economy, thereby affecting us. Additionally, a major governmental intervention into industry, including the nationalization of an industry or the assertion of control, could result in a loss to the Company if an investment is affected, and any compensation provided by the relevant government may not be adequate. Uncertainties and events around the world may (i) result in market volatility, (ii) have long-term effects on the U.S. and worldwide financial markets and (iii) cause further economic uncertainties in the United States and worldwide. The Company cannot predict the effects of geopolitical events in the future on the U.S. economy and securities markets.
Cybersecurity and data protection risks could result in the loss of data, interruptions in our business, and damage to our reputation, and subject us to regulatory actions, increased costs and financial losses, each of which could have a material adverse effect on our business and results of operations.
Our operations are highly dependent on technology platforms and we rely heavily on Blackstone’s and its affiliates’ analytical, financial, accounting, communications and other data processing systems. Blackstone’s and its affiliates’ systems face ongoing cybersecurity threats and attacks, which could result in the loss of confidentiality, integrity or availability of such systems and the data held by such systems. Attacks on Blackstone’s and/or its affiliates’ systems could involve, and in some instances have in the past involved, attempts intended to obtain unauthorized access to our proprietary information, destroy data or disable, degrade or sabotage our systems, or divert or otherwise steal funds, including through the introduction of computer viruses, “phishing” attempts and other forms of social engineering (including social engineering facilitated by the use of AI Technologies (as defined herein)). Attacks on Blackstone’s and/or its affiliates’ systems could also involve ransomware or other forms of cyber extortion. Cyberattacks and other data security threats could originate from a wide variety of external sources, including cyber criminals, nation state hackers, hacktivists and other outside parties. Cyberattacks and other security threats could also originate from the malicious or accidental acts of insiders, such as employees, consultants, independent contractors or other service providers.
There has been an increase in the frequency and sophistication of the cyber and data security threats, with attacks ranging from those common to businesses generally to those that are more advanced and persistent, which may target Blackstone and/or its affiliates because they hold a significant amount of confidential and sensitive information about investors, portfolio companies and potential investments. In addition, the risk of cyber and data security threats to Blackstone and its affiliates is exacerbated with the advancement of artificial intelligence, which malicious third parties are using to create new, sophisticated and more frequent attacks. As a result, Blackstone’s and its affiliates’ may face a heightened risk of a security breach or disruption with respect to this information. Measures taken by Blackstone’s and/or its affiliates’ to ensure the integrity of their systems may not provide adequate protection, especially because cyberattack techniques are continually evolving, may persist undetected over extended periods of time, and may not be mitigated in a timely manner to prevent or minimize the impact of an attack on Blackstone and/or its affiliates’, our investors, our portfolio companies or potential investments. If Blackstone’s and/or its affiliates’ systems or those of third party service providers are compromised either as a result of malicious activity or through inadvertent transmittal or other loss of data, do not operate properly or are disabled, or we fail to provide the appropriate regulatory or other notifications in a timely manner, we could suffer financial loss, increased costs, a disruption of our businesses, liability to our counterparties, portfolio companies or fund investors, regulatory intervention or reputational damage. The costs related to cyber or other data security threats or disruptions may not be fully insured or indemnified by other means.

We are reliant on third party service providers for certain aspects of our business, including for our administration, as well as for certain technology platforms, including cloud-based services. These third-party service providers could also face ongoing cybersecurity threats and compromises of their systems and as a result, unauthorized individuals could gain, and in some past instances have gained, access to certain confidential data through third-party service providers. In addition, we could also suffer losses in connection with updates to, or the failure to timely update, the third-party technology platforms on which we rely.
Cybersecurity, privacy and data protection have become top priorities for regulators in the United States and around the world. Many jurisdictions in which we, Blackstone and/or its affiliates operate have laws and regulations relating to privacy, data protection and cybersecurity, including the Gramm-Leach-Bliley Act (“GLBA”) (including recent amendments to Regulation S-P), the General Data Protection Regulation, the U.K. Data Protection Act, and the California Privacy Rights Act. Some jurisdictions have also enacted or proposed laws requiring companies to notify individuals and/or government agencies of data security breaches involving certain types of personal data or involving certain thresholds of potential harm to impacted individuals. In light of the focus of federal regulators on cybersecurity, SEC enforcement and examination activities have increased in recent years and may increase further. Although Blackstone and/or its affiliates maintain cybersecurity controls designed to prevent cyber incidents from occurring, no security is impenetrable to cyberattacks. It is possible that current and future cyber enforcement activity will target practices that Blackstone and/or its affiliates believe are compliant, but the regulators deem otherwise.
Breaches in our, Blackstone’s and/or its affiliates’ security or in the security of third party service providers, whether malicious in nature or through inadvertent transmittal or other loss of data, could potentially jeopardize our, Blackstone’s and/or its affiliates’, including the Advisers’, employees or our shareholders’ or counterparties’ confidential, proprietary and other information processed and stored in, and transmitted through, computer systems and networks or that of our, Blackstone’s and/or its affiliates’ third-party service providers, or otherwise cause interruptions or malfunctions in our, Blackstone’s and/or its affiliates’, including the Advisers’, employees’, our shareholders’, our counterparties’ or third parties’ business and operations, which could result in significant financial losses, increased costs, liability to our shareholders and other counterparties, regulatory intervention and reputational damage. Furthermore, if we, Blackstone and/or its affiliates fail to comply with the relevant laws and regulations or fail to provide the appropriate regulatory or other notifications of breach in a timely manner, it could result in regulatory investigations and penalties, which could lead to negative publicity and reputational harm and may cause our shareholders to lose confidence in the effectiveness of our security measures and Blackstone more generally.
Our portfolio companies also rely on data processing systems and the secure processing, storage and transmission of information, including payment and health information, which in some instances are provided by third parties. A disruption or compromise of these systems could have a material adverse effect on the value of these businesses. We may invest in strategic assets having a national or regional profile or in digital or other infrastructure, the nature of which could expose them to a greater risk of being subject to a terrorist attack or a security breach than other assets or businesses. Such an event may have material adverse consequences on our investment or assets of the same type or may require portfolio companies to increase preventative security measures or expand insurance coverage.
Finally, Blackstone’s and/or its affiliates’ and our portfolio companies’ technology platforms, data and intellectual property are also subject to a heightened risk of theft or compromise as a result of operations outside the United States, in particular in those jurisdictions that do not have comparable levels of protection of proprietary information and assets such as intellectual property, trademarks, trade secrets, know-how and customer information and records. In addition, they may be required to compromise protections or forego rights to technology, data and intellectual property in order to operate in or access markets in a foreign jurisdiction. Any such direct or indirect compromise of these assets could have a material adverse impact on us and our portfolio companies.

Rapidly developing and changing global data security and privacy laws and regulations could increase compliance costs and subject Blackstone to enforcement risks and reputational damage. Blackstone’s data security and privacy compliance obligations, include those relating to U.S. laws and regulations, impose significant compliance costs on Blackstone, which could increase significantly as laws and regulations continue to evolve. At the U.S. federal level, the SEC has adopted changes to Regulation S-P, which took effect in 2025. The amendments impose operationally challenging data breach notification requirements and deadlines as well as obligations to implement written policies and procedures to govern oversight of service providers that will likely increase associated compliance costs, some or all of which could be allocated to us. The U.S. Department of Justice issued a rule (the Bulk Data Transfer Rule), effective in 2025, that prohibits or restricts certain transactions involving the transfer of, and access to, bulk sensitive personal data to foreign persons connected with certain designated countries of concern, including China. While Blackstone expects this development will increase compliance burdens and associated costs, this rule may also impact the way Blackstone and its affiliates conduct business, including the ability of employees in countries of concern to access certain information.
Further, any inability, or perceived inability, by Blackstone, the Advisers, us or our portfolio companies to adequately address data protection or privacy concerns, or comply with applicable laws, regulations, policies, industry standards and guidance, contractual obligations, or other legal obligations, even if unfounded, could result in significant legal, regulatory and third-party liability, increased costs, disruption of Blackstone’s, the Advisers’, our or our portfolio companies’ business and operations, and a loss of investor confidence and other reputational damage. Many regulators have indicated an intention to take more aggressive enforcement actions regarding data security and privacy matters, and private litigation resulting from such matters is increasing and resulting in progressively larger judgments and settlements. Specifically, the SEC’s stated 2026 examination priorities include an intended focus on advisers’ policies and practices as it relates to the prevention of interruptions to mission-critical services and protection of information, records and assets. Furthermore, as new data protection and privacy-related laws and regulations are implemented, the time and resources needed for Blackstone, us and our portfolio companies to comply with such laws and regulations continues to increase and become a significant compliance workstream.
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
Broker-dealers are required to comply with Regulation Best Interest, which, among other requirements, establishes a new standard of conduct for broker-dealers and their associated persons when making a recommendation of any securities transaction or investment strategy involving securities to a retail customer. The full impact of Regulation Best Interest on participating broker-dealers cannot be determined at this time, and it may negatively impact whether participating broker-dealers and their associated persons recommend the offering to certain retail customers. In particular, under SEC guidance concerning Regulation Best Interest, a broker-dealer recommending an investment in our Common Shares should consider a number of factors, under the care obligation of Regulation Best Interest, including but not limited to cost and complexity of the investment and reasonably available alternatives in determining whether there is a reasonable basis for the recommendation. As a result, high cost, high risk and complex products may be subject to greater scrutiny by broker-dealers. Broker-dealers may recommend a more costly or complex product as long as they have a reasonable basis to believe is in the best interest of a particular retail customer. However, if broker-dealers choose alternatives to our Common Shares, many of which likely exist, such as an investment in listed entities, which may be a reasonable alternative to an investment in us as such investments may feature characteristics like lower cost, nominal commissions at the time of initial purchase, less complexity and lesser or different risks, our ability to raise capital will be adversely affected. If compliance by broker-dealers with Regulation Best Interest negatively impacts our ability to raise capital in the offering, it may harm our ability to create a diversified portfolio of investments, and achieve our investment objectives and would result in our fixed operating costs representing a larger percentage of our gross income.

Our Board may change our operating policies and strategies without prior notice or shareholder approval, the effects of which may be adverse to our results of operations and financial condition.
Our Board has the authority to modify or waive our current operating policies, investment criteria and strategies without prior notice and without shareholder approval, unless required by the 1940 Act or applicable law. We cannot predict the effect any changes to our current operating policies, investment criteria and strategies would have on our business, NAV, operating results and value of our Common Shares. However, the effects might be adverse, which could negatively impact our ability to pay shareholders distributions and cause shareholders to lose all or part of their investment. Moreover, we have significant flexibility in investing the net proceeds from our continuous offering and may use the net proceeds from our continuous offering in ways with which investors may not agree or for purposes other than those contemplated in this annual report.
Our Board may amend our Declaration of Trust without prior shareholder approval.
Our Board may, without shareholder vote, subject to certain exceptions, amend or otherwise supplement the Declaration of Trust by making an amendment, a Declaration of Trust supplemental thereto or an amended and restated Declaration of Trust, including, without limitation, to reclassify the Board, to impose advance notice bylaw provisions for trustee nominations or for shareholder proposals, to require super-majority approval of transactions with significant shareholders or other provisions that may be characterized as anti-takeover in nature.
Certain provisions of our Declaration of Trust could deter takeover attempts.
Our Declaration of Trust contains anti-takeover provisions that could have the effect of limiting the ability of other entities or persons to acquire control of the Company or to change the composition of our Board. Our Board is divided into three classes of trustees serving staggered three-year terms. This provision could delay for up to two years the replacement of a majority of our Board.
Because we are an acquired fund under Rule 12d1-4, regulatory limitations may restrict our ability to pursue certain investment opportunities that would otherwise be available to us.
The 1940 Act imposes restrictions on registered investment companies and certain other funds (collectively, “acquiring funds”) with respect to their investments in other registered investment companies or BDCs, including us. Without relying on an exemption, an acquiring fund may not: (i) own more than 3% of the outstanding voting securities of any one registered investment company or BDC; (ii) invest more than 5% of its total assets in the securities of any single registered investment company or BDC; or (iii) invest more than 10% of its total assets in the securities of other registered investment companies or BDCs (collectively, the “3-5-10% Limitations”).
The SEC subsequently adopted Rule 12d1-4 (the “Rule”), which provides an exemption allowing certain acquiring funds to invest in the securities of other registered investment companies or BDCs in excess of the 3-5-10% Limitations, subject to certain conditions. Notably, if a fund’s shares are acquired by another investment company or BDC in reliance on the Rule, the acquired fund may not purchase or otherwise acquire the securities of an investment company or private fund if, immediately after the transaction, the aggregate value of such securities exceeds 10% of the acquired fund’s total assets, subject to certain exceptions. This restriction on acquired funds under Rule 12d1-4 limits our ability to invest in the securities of other investment companies or “private funds,” a term broadly defined by the Rule to include not only traditional private equity funds and hedge funds, but also a range of certain other investment vehicles and strategies in which we may wish to invest.
Additionally, Rule 12d1-4 prohibits an acquiring fund from acquiring control of another investment company (other than one in the same group of investment companies as the acquiring fund), including by acquiring more than 25% of its voting securities. The Rule also imposes specific voting requirements when an acquiring fund’s ownership in another investment company (other than one in the same group of investment companies) exceeds certain thresholds.
Certain investors at times may have substantial investments in us.
Because certain investors may have substantial investments in us, we may experience large repurchases or investments due to transactions in our Common Shares by these large investors. While it is impossible to predict the overall effect of these transactions over time, there could be an adverse impact on our performance. In the event of such repurchases or investments, we could be required to sell assets or to invest cash at a time when we may not otherwise desire to do so. Such transactions may increase our brokerage and/or other transaction costs and affect the liquidity of our portfolio. In addition, when other investors own a substantial portion of our Common Shares, a large repurchase by such an investor could (i) cause us to exceed the repurchase limits under our share repurchase program, resulting in the repurchase of shares on a pro rata basis, (ii) lead to an increase in our actual expenses, and/or (iii) result in our current expenses being allocated over a smaller asset base, leading to an increase in our expense ratio. We may also decide to sell our assets at a time when we may not otherwise desire to do so and accelerate the realization of taxable capital gains if sales of securities result in capital gains. The impact of these transactions is likely to be greater when the shareholder purchases or requests for repurchase a substantial portion of our Common Shares. Additionally, a high volume of repurchase requests can impact us the same way as the transactions of a single shareholder with substantial investments. Further, amounts of our Common Shares submitted for repurchase may vary materially over time, and investors may not have visibility into the number of Common Shares repurchased in any given tender offer until the tender offer closes. Because of this, if an investor subscribes for our Common Shares during an ongoing tender offer which is oversubscribed, they could become subject to some or all of the negative effects set forth above without notice.
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
Senior Secured Loans and Senior Secured Bonds. There is a risk that any collateral pledged by portfolio companies in which we have taken a security interest may decrease in value over time or lose its entire value, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. Such risks have become more pronounced due to elevated interest rates and market volatility. To the extent our debt investment is collateralized by the securities of a portfolio company’s subsidiaries, such securities may lose some or all of their value in the event of the bankruptcy or insolvency of the portfolio company. Under certain circumstances, collateral securing an investment may be released without the consent of the Advisers and/or the shareholder or the shareholder’s expected rights to such collateral could, under certain circumstances, be voided or disregarded. The Company’s investments in secured debt may be unperfected for a variety of reasons, including the failure to make required filings by lenders and, as a result, the shareholder may not have priority over other creditors as anticipated. Also, in some circumstances, our security interest may be contractually or structurally subordinated to claims of other creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the debt. Secured debt that is under-collateralized involves a greater risk of loss. In addition, second lien debt is granted a second priority security interest in collateral, which means that any realization of collateral will generally be applied to pay senior secured debt in full before second lien debt is paid. Similarly, investments in “last out” pieces of unitranche loans will be similar to second lien loans in that such investments will be junior in priority to the “first out” piece of the same unitranche loan with respect to payment of principal, interest and other amounts. Consequently, the fact that debt is secured does not guarantee that we will receive principal and interest payments according to the debt’s terms, or at all, or that we will be able to collect on the debt should we be forced to enforce our remedies.

Subordinated Debt. Our subordinated debt investments will generally rank junior in priority of payment to senior debt and will generally be unsecured. Such investments and the Company’s remedies with respect thereto, including the ability to foreclose on any collateral securing such investments, will be subject to the rights of holders of more senior tranches in an issuer’s capital structure and, to the extent applicable, contractual inter-creditor, co-lender and participation agreement provisions. This may result in a heightened level of risk and volatility or a loss of principal, which could lead to the loss of the entire investment. The ability of the Company to influence a company’s affairs, especially during periods of financial distress or following insolvency, is likely to be substantially less than that of senior creditors. For example, under terms of subordinated intercreditor agreements, senior creditors will typically be able to block the acceleration of the mezzanine debt or other exercises by the Company of its rights as a creditor. Accordingly, the Company may not be able to take the steps necessary to protect its investments in a timely manner or at all. Further, the ability of a borrower to make payments on the loan underlying these securities is dependent primarily upon the successful operation of the property rather than upon the existence of independent income or assets of the borrower. In the event of default and the exhaustion of any equity support, reserve fund, letter of credit and any classes of securities junior to those in which the Company invests, it will not be able to recover all of its investment in the securities purchased. Investments in subordinate securities have a higher risk of loss and credit default than investments in more senior securities and subordinated tranches absorb losses from default before other more senior tranches are put at risk. Mezzanine debt securities (as well as other more senior securities) are also subject to other creditor risks, including (i) the possible invalidation of an investment transaction as a “fraudulent conveyance” under relevant creditors’ rights laws, (ii) so-called lender liability claims by the issuer of the obligations, and (iii) environmental liabilities that may arise with respect to collateral securing the obligations. The securities the Company invests in may be subject to early redemption features, refinancing options, pre-payment options, or similar provisions which, in each case, could result in the issuer repaying the principal on an obligation held by the Company earlier than expected, resulting in a lower return to the Company than estimated. In addition, depending on fluctuations of the equity markets and other factors, warrants and other equity securities may become worthless.
To the extent interest payments associated with such debt are deferred, such debt may be subject to greater fluctuations in valuations, and such debt could subject us and our shareholders to non-cash income. Because we will not receive any principal repayments prior to the maturity of some of our subordinated debt investments, such investments will be of greater risk than amortizing loans.
Investments in subordinated debt involve greater credit risk of default and loss than the more senior classes or tranches of debt in an issuer’s capital structure. Subordinated tranches of debt instruments absorb losses from default before other more senior tranches of such instruments, which creates a risk particularly if such instruments (or securities) have been issued with little or no credit enhancement or equity. To the extent the Company invests in subordinate debt instruments, the Company would likely receive payments or interest distributions after, and must bear the effects of losses or defaults on, the senior debt (including underlying mortgage loans or senior mezzanine debt) before, the holders of other more senior tranches of debt instruments with respect to such issuer. The Company’s investments will be affected, where applicable, by (i) the relative payment priorities of the respective classes of instruments or securities issued by portfolio companies (or affiliates thereof), (ii) the order in which the principal balances of such respective classes with balances will be reduced in connection with losses and default-related shortfalls, and (iii) the characteristics and quality of the underlying loans in the Company.
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
Non-U.S. Securities. We may invest in non-U.S. securities, which may include securities denominated in U.S. dollars or in non-U.S. currencies, to the extent permitted by the 1940 Act. Because evidence of ownership of such securities usually is held outside the United States, we would be subject to additional risks if we invested in non-U.S. securities, which include possible adverse political and economic developments, different legal systems and laws relating to creditors’ rights and the potential inability to enforce legal judgments, seizure or nationalization of foreign deposits and adoption of governmental restrictions, which might adversely affect or restrict the payment of principal and interest on the non-U.S. securities to shareholders located outside the country of the issuer, whether from currency blockage or otherwise, and potential changes in value that are more rapid and extreme than investments in securities of U.S. companies. Generally, there is less readily available and reliable information about non-U.S. issuers or borrowers due to less rigorous disclosure or accounting standards and regulatory practices. Because non-U.S. securities may be purchased with and payable in foreign currencies, the value of these assets as measured in U.S. dollars may be affected unfavorably by changes in currency rates and exchange control regulations. The cost of servicing external debt will also generally be adversely affected by rising international interest rates, as many external debt obligations bear interest at rates which are adjusted based upon international interest rates.
Structured Products Risk. The Company may invest its assets in structured products, including the rated debt tranches of CLOs and credit linked notes. Holders of structured products bear risks of the underlying investments, index or reference obligation and are subject to counterparty risk.
The Company may have the right to receive payments only from the structured product, and generally will not have direct rights against the issuer or the entity that sold the assets to be securitized. While certain structured products enable the investor to acquire interests in a pool of securities without the brokerage and other expenses associated with directly holding the same securities, investors in structured products generally pay their share of the structured product’s administrative and other expenses. Although it is difficult to predict whether the prices of indices and securities underlying structured products will rise or fall, these prices (and, therefore, the prices of structured products) will be influenced by the same types of political and economic events that affect issuers of securities and capital markets generally. If the issuer of a structured product uses shorter term financing to purchase longer term securities, the issuer may be forced to sell its securities at below market prices if it experiences difficulty in obtaining short-term financing, which may adversely affect the value of the structured products owned by the Company.
Investments in structured notes involve risks, including credit risk and market risk. Where the Company’s investments in structured notes will be based upon the movement of one or more factors, including currency exchange rates, interest rates, referenced bonds and stock indices, depending on the factor used and the use of multipliers or deflators, changes in interest rates and movement of the factor may cause significant price fluctuations. Additionally, changes in the reference instrument or security may cause the interest rate on the structured note to be reduced to zero, and any further changes in the reference instrument may then reduce the principal amount payable on maturity. Structured notes may be less liquid than other types of securities and more volatile than the reference instrument or security underlying the note.
Loans Risk. The loans that the Company may invest in include loans that are first lien, second lien, third lien or that are unsecured. In addition, the loans the Company will invest in will usually be rated below investment grade or may also be unrated. Loans are subject to a number of risks described elsewhere in this annual report and in our prospectus, including credit risk, liquidity risk, below investment grade instruments risk and management risk.

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
If legislation or federal or state regulations require financial institutions to increase their capital requirements this may cause financial institutions to dispose of loans that are considered highly levered transactions. Such sales could result in prices that, in the opinion of the Advisers, do not represent fair value. If the Company attempts to sell a loan at a time when a financial institution is engaging in such a sale, the price the Company could get for the loan may be adversely affected.
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

A participation typically results in a contractual relationship only with the institution selling the participation interest, not with the borrower. Sellers of participations typically include banks, broker-dealers, other financial institutions and lending institutions. Certain participation agreements also include the option to convert the participation to a full assignment under agreed upon circumstances. The Advisers have adopted best execution procedures and guidelines to mitigate credit and counterparty risk in the atypical situation when the Company must acquire a loan through a participation.
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
Risk Retention Vehicles. We may invest in CLO debt and equity tranches and warehouse investments directly or indirectly through an investment in U.S. and/or European vehicles (“Risk Retention Vehicles”) established for the purpose of satisfying U.S. and/or E.U. regulations applicable to such investments, including regulations that require the retention of credit risk associated with certain CLOs and other investments. Risk Retention Vehicles will be structured to satisfy such retention requirements by purchasing and retaining the percentage of CLO notes prescribed under applicable retention requirements (the “Retention Notes”) or as otherwise may be required under applicable laws and regulations. For the avoidance of doubt, the term Risk Retention Vehicles does not include vehicles that are deemed to be controlled by the Advisers or their affiliates but does include Risk Retention Vehicles we control.

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

Subsidiaries Risk. The Company invests in entities (1) that will be primarily controlled by the Company; and (2) that primarily engage in investment activities in securities or other assets (each such entity, a “Subsidiary”). A Subsidiary is “primarily controlled” by the BDC when (a) the BDC controls the unregistered entity within the meaning of Section 2(a)(9) of the 1940 Act; and (b) the BDC’s control of the unregistered entity is greater than that of any other person. In addition, the Company does not intend to create or acquire primary control of any entity which primarily engages in investment activities in securities or other assets, other than entities wholly-owned or majority-owned by the Company. The Board of Trustees has oversight responsibility for the investment activities of the Company, including any investment in any Subsidiary, and the Company’s role as member or shareholder of any Subsidiary. To the extent applicable to the investment activities of a Subsidiary, the Subsidiary will follow the same compliance policies and procedures as the Company.
The Company does not expect that any Subsidiary will be required to register as an investment company under the 1940 Act. The Company expects that any investment advice provided by an investment adviser to a Subsidiary of the Company would be provided by the Advisers, and the Company’s Board of Trustees will consider any investment advisory services provided to a Subsidiary of the Company in connection with the Board of Trustees’ annual consideration of the Advisory Agreements. Any investment advisory agreement for a Subsidiary will comply with Section 15 of the 1940 Act, including that (i) such investment advisory agreement will be approved by the Company’s Board of Trustees and (ii) such investment advisory agreement between the Subsidiary and its investment adviser will be filed as an exhibit to the Company’s public filings.
The Company will comply with Section 61 of the 1940 Act, governing investment policies, capital structure and leverage, on an aggregate basis with any Subsidiary. Any Subsidiary also would comply with Section 57 of the 1940 Act relating to affiliated transactions and custody. The Company would “look through” any such Subsidiary to determine compliance with its investment policies.
We may be exposed to risks associated with investments in underlying investment companies or BDCs.
The Company may invest in underlying investment companies or BDCs, in which case a shareholder’s investment in the Company will be affected by the investment policies and decisions of each underlying investment company in direct proportion to the amount of the Company’s assets that are invested in each underlying investment company. The securities of the underlying investment companies or BDCs in which the Company invests or plans to invest may be illiquid. Subscriptions to purchase the securities of underlying investment companies or BDCs are typically subject to restrictions or delays. There is no regular market for interests in many underlying investment companies or BDCs or their portfolio companies, which typically must be sold in privately negotiated transactions. Any such sales would likely require the consent of the manager of the applicable underlying investment companies or BDCs or the board of the portfolio company, and could occur at a discount to the stated NAV. If the Advisers determine to cause the Company to sell its interest in an underlying investment company or BDC, the Company may be unable to sell such interest quickly, if at all, and could therefore be obligated to continue to hold such interest for an extended period of time, or to accept a lower price for a quick sale.
Some funds in which the Company may invest may impose restrictions on when an investor may withdraw its investment or limit the amounts an investor may withdraw. To the extent that the Advisers seek to reduce or sell out of its investment at a time or in an amount that is prohibited, the Company may not have the liquidity necessary to participate in other investment opportunities or may need to sell other investments that it may not have otherwise sold.
The Company’s investment strategy with respect to certain investments may be based upon the premise that loans, debt instruments or participation interests related thereto that are otherwise performing may from time to time be available for purchase by the Company at “discounted” rates or at “undervalued” prices.
The Company’s investment strategy with respect to certain investments may be based upon the premise that loans, debt instruments or participation interests related thereto that are otherwise performing may from time to time be available for purchase by the Company at “discounted” rates or at “undervalued” prices. Purchasing debt instruments and other interests at what may appear to be “undervalued” or “discounted” levels is no guarantee that these investments will generate attractive risk-adjusted returns to the Company or will not be subject to further reductions in value. It may not be possible to predict, or to hedge against, such “spread widening” risk. No assurance can be given that loans or participation interests can be acquired at favorable prices, that such loans or participation interests will not default or that the market for such interests will continue to improve. In addition, there can be no assurance that the market conditions for investing in debt instruments may not deteriorate further, which could have an adverse effect on the performance of the Company’s investments. Additionally, the perceived discount in pricing from previous environments described herein may still not reflect the true value of the assets underlying debt instruments in which the Company invests and therefore further deteriorations in value with respect thereto may occur following the Company’s investment therein. While the Company performs due diligence in connection with each of its investments, there may be an increased risk that the documentation relating to an investment in loans may contain a material misstatement, omission or misrepresentation, which may be relied upon by the Advisers and adversely affect the performance of such investment.
Companies in certain markets are not generally subject to uniform accounting, auditing and financial reporting standards, practices and disclosure requirements comparable to those applicable to U.S. companies.
Companies in certain markets are not generally subject to uniform accounting, auditing and financial reporting standards, practices and disclosure requirements comparable to those applicable to U.S. companies. In particular, the assets and profits appearing on the financial statements of a company in certain markets may not reflect its financial position or results of operations in the way they would have been reflected had such financial statements been prepared in accordance with U.S. GAAP. In addition, for a company that keeps accounting records in currency other than euros, inflation accounting rules in certain markets outside the U.S. require, for both tax and accounting purposes, that certain assets and liabilities be restated on the company’s balance sheet in order to express items in terms of a currency of constant purchasing power. As a result, financial data may be materially affected by restatements for inflation and may not accurately reflect the real condition of real estate, companies and securities markets. Accordingly, the Company’s ability to conduct due diligence in connection with an investment and to monitor the investment may be adversely affected by these factors. In addition, investing in certain non-U.S. markets poses risks relating to (i) currency exchange matters, including fluctuations in the rate of exchange between the U.S. dollar and the various non-U.S. currencies in which the Company’s non-U.S. investments may be denominated, and costs associated with conversion of investment principal and income from one currency into another; (ii) differences between the U.S. and non-U.S. securities markets, including potential price volatility in and relative illiquidity of some non-U.S. securities markets; (iii) potential price volatility in and relative illiquidity of some foreign securities markets; (iv) less government supervision and regulation; (v) governmental decisions to discontinue support of economic reform programs generally and impose centrally planned economies; (vi) less extensive regulation of the securities markets; (vii) certain economic, social and political risks, including potential exchange control regulations and restrictions on foreign investment and repatriation of capital, the risks of political, economic or social instability and the possibility of expropriation or confiscatory taxation; (viii) the possible imposition of foreign taxes on income and gains recognized with respect to securities; (ix) less developed corporate laws regarding fiduciary duties and the protection of investors; (x) longer settlement periods for securities transactions, (xi) less reliable judicial systems to enforce contracts and applicable law; (xii) differences in the legal and regulatory environment or enhanced legal and regulatory compliance; (xiii) political hostility to investments by foreign or private equity investors; and (xiv) less publicly available information.
In addition, in light of the continued and ongoing uncertainty in European debt markets as a result of the sovereign debt crises of some of the members of the E.U. and unique political risks associated therewith, investments may be subject to heightened risks or risks not associated with the foregoing. In addition, issuers located in certain European jurisdictions may be involved in restructurings, bankruptcy proceedings and/or reorganizations that are not subject to laws and regulations that are similar to the U.S. Bankruptcy Code and the rights of creditors afforded in U.S. jurisdictions. To the extent such non-U.S. laws and regulations do not provide the client and/or the Adviser with equivalent rights and privileges necessary to promote and protect the Company’s interest in any such proceeding, the Company’s investments may be adversely affected. While the Advisers intend, where deemed appropriate, to manage the Company in a manner that will minimize exposure to the foregoing risks (although the Advisers do not in the ordinary course expect to hedge currency risks), there can be no assurance that adverse developments with respect to such risks will not adversely affect the assets of the Company that are held in certain countries.
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
In evaluating potential investments, the Advisers consider opportunities and risk related to material and applicable sustainability factors. Although the Advisers’ consideration of sustainability factors is intended to aid the Advisers in evaluating the return and risk profile of a given investment and is not expected to by itself determine an investment decision for us, the Advisers’ consideration of sustainability factors could, to the extent material economic risks or opportunities associated with an investment are identified, cause the Advisers to consider taking a different action than may have been taken in the absence of such consideration, which could cause us to perform differently compared to funds or other investors that do not consider such risks and opportunities. Further, although the Advisers view application of their sustainability framework to be an opportunity to potentially enhance or protect the performance of investments over the long-term, the Advisers cannot guarantee that any consideration of sustainability factors or engagement with portfolio companies on sustainability, which depends in part on skill and qualitative judgments, will positively impact the performance of any individual portfolio company or us.
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
Furthermore, we could be criticized for the accuracy, adequacy or completeness of the disclosure related to our sustainability-related policies, practices and initiatives (and progress on those initiatives), which disclosure may be based on frameworks and standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. In addition, we could be criticized for the scope or nature of such initiatives, or for any revisions to these initiatives. Further, as part of our sustainability practices, we rely from time to time on third-party data, services and methodologies and such services, data and methodologies could prove to be incomplete or inaccurate. If our or such third parties’ sustainability-related data, processes or reporting are incomplete or inaccurate, or if we fail to achieve progress on a timely basis, or at all, we may be subject to enforcement action and our reputation could be adversely affected, particularly if in connection with such matters we were to be accused of greenwashing.
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

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders or investors could lead to defaults and, potentially, acceleration of the time when the loans are due and foreclosure on its assets representing collateral for its obligations, which could trigger cross defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the debt investments that we hold and the value of any equity securities we own. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company.
Our investments in CLOs may be riskier than a direct investment in the debt or other securities of the underlying companies.
In addition to the general risks associated with debt securities and structured products discussed herein, CLOs carry additional risks, including, but not limited to: (i) the possibility that distributions from collateral securities will not be adequate to make interest or other payments; (ii) the quality of the collateral may decline in value or default; (iii) the possibility that the investments in CLOs are subordinate to other classes or tranches thereof; (iv) the potential of spread compression in the underlying loans of the CLOs, which could reduce credit enhancement in the CLOs; and (v) the complex structure of the security may not be fully understood at the time of investment and may produce disputes with the issuer or unexpected investment results.
CLO junior debt securities that the Company may acquire are subordinated to more senior tranches of CLO debt. CLO junior debt securities are subject to increased risks of default relative to the holders of superior priority interests in the same securities. In addition, at the time of issuance, CLO equity securities are under-collateralized in that the liabilities of a CLO at inception exceed its total assets. Though not exclusively, the Company will typically be in a first loss or subordinated position with respect to realized losses on the assets of the CLOs in which it is invested. The Company may recognize phantom taxable income from its investments in the subordinated tranches of CLOs.
Between the closing date and the effective date of a CLO, the CLO collateral manager will generally expect to purchase additional collateral obligations for the CLO. During this period, the price and availability of these collateral obligations may be adversely affected by a number of market factors, including price volatility and availability of investments suitable for the CLO, which could hamper the ability of the collateral manager to acquire a portfolio of collateral obligations that will satisfy specified concentration limitations and allow the CLO to reach the initial par amount of collateral prior to the effective date. An inability or delay in reaching the target initial par amount of collateral may adversely affect the timing and amount of interest or principal payments received by the holders of the CLO debt securities and distributions of the CLO on equity securities and could result in early redemptions which may cause CLO debt and equity investors to receive less than the face value of their investment.
The failure by a CLO in which the Company invests to satisfy financial covenants, including with respect to adequate collateralization and/or interest coverage tests, could lead to a reduction in the CLO’s payments to the Company. In the event that a CLO fails certain tests, holders of CLO senior debt may be entitled to additional payments that would, in turn, reduce the payments the Company would otherwise be entitled to receive. Separately, the Company may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting CLO or any other investment the Company may make. If any of these occur, it could adversely affect the Company’s operating results and cash flows.
The Company’s CLO investments are exposed to leveraged credit risk. If certain minimum collateral value ratios and/or interest coverage ratios are not met by a CLO, primarily due to senior secured loan defaults, then cash flow that otherwise would have been available to pay distributions to the Company on its CLO investments may instead be used to redeem any senior notes or to purchase additional senior secured loans, until the ratios again exceed the minimum required levels or any senior notes are repaid in full.
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
A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize a portfolio company’s ability to meet its obligations under the debt or equity securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company. In addition, lenders in certain cases can be subject to lender liability claims for actions taken by them when they become too involved in the issuer’s or borrower’s business or exercise control over a borrower. It is possible that we could become subject to a lender’s liability claim, including as a result of actions taken if we render significant managerial assistance to the borrower. Furthermore, if one of our portfolio companies were to file for bankruptcy protection, a bankruptcy court might re-characterize our debt holding and subordinate all or a portion of our claim to claims of other creditors, even though we may have structured our investment as senior secured debt. The likelihood of such a re-characterization would depend on the facts and circumstances, including the extent to which we provided managerial assistance to that portfolio company.
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
The revenue, income (or losses) and valuations of software and other technology-related companies, including companies focused on the development of artificial intelligence, can and often do fluctuate suddenly and dramatically. While the continued expansion of such companies may present opportunities, it may also lead to inflated or unstainable valuations for certain companies, particularly in the absence of consistent revenue or profitability. If valuations are not supported by long-term fundamentals, a correction in the market could result in substantial losses for our investments in the software industry. This risk is heightened in an environment where market sentiment and investor enthusiasm for artificial intelligence-driven innovation may outpace actual business performance of certain software and other technology-related companies, potentially creating valuation bubbles that could burst with broader economic or market shifts. See “— Technological or other innovations and industry disruptions may negatively impact us and our portfolio companies” and “—We and our portfolio companies may experience risk related to the use of artificial intelligence.”

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
We will invest in operating entities, including insurance-related companies and their related entities.
Reinsurance occurs when insurance-related companies share risk by purchasing insurance contracts from other insurers or reinsurers, thus limiting the total claim amount the original insurer or reinsurer would be responsible for in connection with a liability. Reinsurance involves the practice of insurers or reinsurers transferring portions of risk portfolios to other parties by agreement in order to reduce the likelihood of having to pay a large obligation resulting from an insurance claim. The intent of reinsurance is, among other things, for an insurance or reinsurance company to reduce the risks associated with underwritten policies by spreading risks across alternative institutions. The party seeking reinsurance is known as the ceding party. The party that accepts a portion of the potential obligation in exchange for a share of the insurance premium is known as the reinsurer.
We will invest in operating entities, including insurance-related companies and their related entities. The Company will be subject to the risks of these entities, including the risk that the insurance-related liabilities of our insurance-related portfolio entities exceed the value of its assets and the Company will lose all or a portion of the principal it has invested in the insurance-related portfolio entity. These risks could stem from changes in the annuities or insurance policies that are reinsured by the insurance-related portfolio company, interest rate changes or changes in the value of the assets held by the insurance-related portfolio company (or the assets held by the Cedant (as defined herein)) against its liabilities. For example, if the obligations owed in respect of reinsured annuities grow at a higher rate than the insurance-related portfolio company’s assets, the insurance-related portfolio company may have poor returns, lose some or all of its capital reserves or be unable to meet its reinsurance obligations. There is no way to accurately predict material or adverse effects that may occur with respect to the insurance-related portfolio company’s assets or liabilities and because of this significant uncertainty, reinsurance-related securities carry a high degree of risk.

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
•these companies generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. In addition, our executive officers, trustees and members of the Advisers may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies; and
•these companies may have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness upon maturity.

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
We invest primarily in privately-held companies. Investments in private companies pose significantly greater risks than investments in public companies. First, private companies have reduced access to the capital markets, resulting in diminished capital resources and the ability to withstand financial distress. Second, the depth and breadth of experience of management in private companies tends to be less than that at public companies, which makes such companies more likely to depend on the management talents and efforts of a smaller group of persons and/or persons. Therefore, the decisions made by such management teams and/or the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our investments and, in turn, on us. Third, the investments themselves tend to be less liquid. As such, we may have difficulty exiting an investment promptly or at a desired price prior to maturity or outside of a normal amortization schedule. As a result, the relative lack of liquidity and the potential diminished capital resources of our target portfolio companies may affect our investment returns. Fourth, limited public information generally exists about private companies. Fifth, these companies may not have third-party debt ratings or audited financial statements. We must therefore rely on the ability of the Advisers to obtain adequate information through due diligence to evaluate the creditworthiness and potential returns from investing in these companies. The Advisers typically assess an investment in a portfolio company based on the Advisers’ estimate of the portfolio company’s earnings and enterprise value, among other things, and these estimates may be based on limited information and may otherwise be inaccurate, causing the Advisers to make different investment decisions than they may have made with more complete information. These private companies and their financial information are not subject to the Sarbanes-Oxley Act and other rules that govern public companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments.
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
•an election to defer PIK interest payments by adding them to the principal on such instruments increases our future investment income which increases our net assets and, as such, increases the Advisers’ future base management fees which, thus, increases the Advisers’ future income incentive fees at a compounding rate;
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
•the required recognition of original issue discount or PIK interest for U.S. federal income tax purposes may have a negative impact on liquidity, as it represents a non-cash component of our investment company taxable income that may require cash distributions to shareholders in order to maintain our ability to be subject to tax as a RIC; and
•original issue discount may create a risk of non-refundable cash payments to the Advisers based on non-cash accruals that may never be realized.

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
We may from time to time make secured loans of our marginable securities to brokers, dealers and other financial institutions if our asset coverage, as defined in the 1940 Act, is at or above 150% immediately after each such loan. The risks in lending portfolio securities, as with other extensions of credit, consist of possible delay in recovery of the securities or possible loss of rights in the collateral should the borrower fail financially. However, such loans will be made only to brokers and other financial institutions that are believed by the Advisers to be of high credit standing. Securities loans are made to broker-dealers pursuant to agreements requiring that loans be continuously secured by collateral consisting of U.S. government securities, cash or cash equivalents (e.g., negotiable certificates of deposit, bankers’ acceptances or letters of credit) maintained on a daily mark-to-market basis in an amount at least equal at all times to the market value of the securities lent. If the Company enters into a securities lending arrangement, the Advisers, as part of their responsibilities under the Advisory Agreements, will invest the Company’s cash collateral in accordance with the Company’s investment objectives and strategies. The Company will pay the borrower of the securities a fee based on the amount of the cash collateral posted in connection with the securities lending program. The borrower will pay to the Company, as the lender, an amount equal to any dividends or interest received on the securities lent.
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
A derivative transaction is also subject to the risk that a counterparty will default on its payment obligations thereunder or that we will not be able to meet our obligations to the counterparty. Changes in the credit quality of the companies that serve as the Company’s counterparties with respect to their derivative transactions will affect the value of those instruments. By entering into derivatives transactions, the Company assumes the risks that theses counterparties could experience financial or other hardships that could call into question their continued ability to perform their obligations. In the case of a default by the counterparty, the Company could become subject to adverse market movements while replacement transactions are executed. The ability of the Company to transact business with any one or number of counterparties, the possible lack of a meaningful and independent evaluation of such counterparties’ financial capabilities, and the absence of a regulated market to facilitate settlement may increase the potential for losses by the Company. Furthermore, concentration of derivatives in any particular counterparty would subject the Company to an additional degree of risk with respect to defaults by such counterparty.

The Advisers evaluate and monitor the creditworthiness of counterparties in order to ensure that such counterparties can perform their obligations under the relevant agreements. If a counterparty becomes bankrupt or otherwise fails to perform its obligations under a derivative contract due to financial or other difficulties, the Company may experience significant delays in obtaining any recovery under the derivative contract in a dissolution, assignment for the benefit of creditors, liquidation, winding-up, bankruptcy or other analogous proceedings. In addition, in the event of the insolvency of a counterparty to a derivative transaction, the derivative contract would typically be terminated at its fair market value. If the Company is owed this fair market value upon the termination of the derivative contract and its claim is unsecured, the Company will be treated as a general creditor of such counterparty, and will not have any claim with respect to the underlying assets. The Company may obtain only a limited recovery or may obtain no recovery at all in such circumstances. In addition, regulations that were adopted in 2019 require certain bank-regulated counterparties and certain of their affiliates to include in certain financial contracts, including many derivatives contracts, terms that delay or restrict the rights of counterparties, such as the Company, to terminate such contracts, foreclose upon collateral, exercise other default rights or restrict transfers of credit support in the event that such counterparty and/or its affiliates are subject to certain types of resolution or insolvency proceedings.
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
Price movements of forwards, futures, derivative contracts and other financial instruments in which the Company’s assets may be invested can be highly volatile.
Price movements of forwards, futures, derivative contracts and other financial instruments in which the Company’s assets may be invested can be highly volatile and are influenced by, among other things, interest rates, changing supply and demand relationships, trade, fiscal, monetary and exchange control programs and policies of governments, and national and international political and economic events and policies. In addition, governments from time to time intervene in certain markets, directly and by regulation, particularly in currencies, futures and options. Such intervention is often intended to directly influence prices and may, together with other factors, cause some or all of these markets to move rapidly in the same direction. The effect of such intervention is often heightened by a group of governments acting in concert.

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
Technological or other innovations and industry disruptions may negatively impact us and our portfolio companies.
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
We and our portfolio companies may experience risk related to the use of artificial intelligence.
Technological developments in artificial intelligence, including machine learning technology and generative artificial intelligence (“AI Technology” and, collectively, “AI Technologies”) and their current and potential future applications, as well as the legal and regulatory frameworks within which they operate, are rapidly evolving. The full extent of current or future risks related thereto is not possible to predict and we and our portfolio companies may not be able to anticipate, prevent, mitigate or remediate all of the potential risks, challenges or impacts of such changes. Any of these technological innovations could result in harm to us, Blackstone, the Advisers or our portfolio companies; reduce demand for their products, services, software or technology offerings; significantly disrupt the markets in which they operate; and subject them to increased competition, including industry pricing or other competitive dynamics. These effects could materially and adversely affect their business, financial condition, results of operations and growth prospects, impact their valuations and ultimately have an adverse impact on us. Advancements in computing and AI Technologies, including efficiency improvements, without related increases in the adoption and development of such technologies, could also negatively impact demand for, and the valuation of, digital infrastructure assets of Blackstone, our affiliates, and our portfolio companies.
We, Blackstone, the Advisers and our portfolio companies avail ourselves/themselves of the benefits, insights and efficiencies that are available through the use of AI Technologies. While we, Blackstone, the Advisers, our affiliates and our portfolio companies have begun to deploy AI Technologies in a variety of ways, including in the evaluation and management of investments, legal and marketing compliance, customer engagement, content creation and rules-based operations (e.g., legal, accounting, and transaction processing), the long-term effectiveness and scalability of AI Technologies remain uncertain. In addition, the use of AI Technologies presents a number of risks that cannot be fully mitigated. For example, AI Technologies are highly reliant on the collection and analysis of large amounts of data and complex algorithms, but it is not possible or practicable to incorporate all relevant data into models that AI Technologies utilize to operate. Moreover, with the use of AI Technologies, there often exists a lack of transparency of how inputs are converted to outputs, and neither we, Blackstone, the Advisers nor our portfolio companies can fully validate this process and its accuracy. The accuracy of such inputs and the resulting impact on the results of AI Technologies cannot be verified and could result in a diminished quality of work product that includes or is derived from inaccurate or erroneous information. Further, inherent bias in the construction of AI Technologies can lead to a wide array of risks including but not limited to accuracy, efficacy and reputational harm. Therefore, it is expected that data in such models will contain a degree of inaccuracy and error, and potentially materially so, and that such data as well as algorithms in use could otherwise be inadequate or flawed, which would be likely to degrade the effectiveness of AI Technologies and could adversely impact us, Blackstone, the Advisers or our portfolio companies to the extent we/they rely on the work product of such AI Technologies. The volume and reliance on data and algorithms also make AI Technologies, and in turn us, Blackstone, the Advisers and our portfolio companies, more susceptible to cybersecurity threats, including the compromise of underlying models, training data, or other intellectual property. We, Blackstone, the Advisers and our portfolio companies could be exposed to risks to the extent third‐party service providers, or any counterparties use AI Technologies in their business activities. At the same time, to the extent utilized by Blackstone or the Advisers, any interruption of access to or use of AI Technologies could impede the ability of us, Blackstone, the Advisers or our portfolio companies to generate information and analysis that could be beneficial to us/them and our/their business, financial condition and results of operations. AI Technologies will likely also be competitive with certain business activities or increase the obsolescence of certain organizations’ products or services, particularly as AI Technologies improve. This could also have an adverse impact on us, Blackstone, the Advisers or our portfolio companies.
AI Technologies can also be misused or misappropriated by third parties and/or employees of Blackstone, the Advisers or our portfolio companies. For example, there is a risk that a user will input confidential information, including material non-public information, or personal identifiable information, into AI Technologies applications, resulting in such information becoming part of a dataset that is accessible by other third-party AI Technologies applications and users including competitors of us, Blackstone, the Advisers or our portfolio companies. Moreover, we, Blackstone, the Advisers and our portfolio companies will not necessarily be in a position to control the manner in which third-party AI Technologies are developed or maintained or the manner in which third parties use AI Technologies to provide services, even where they have sought contractual protections. The use of AI Technologies, including potential inadvertent disclosure of confidential information or personal identifiable information, could also lead to legal and regulatory investigations and enforcement actions. Relatedly, we, Blackstone, the Advisers and our portfolio companies could be exposed to risks to the extent third-party service providers or any counterparties use AI Technologies in their business activities.
Blackstone expects to be involved in the collection of data and/or development of proprietary AI Technologies for Blackstone, the Advisers, the Company, Other Clients and/or their portfolio companies. To this end, we can be expected to pay and bear certain expenses and fees associated with developing and maintaining such technology, including the costs of any professional service providers, subscriptions and related software and hardware, server infrastructure and hosting, and internal Blackstone expenses, fees, charges and/or related costs incurred, charged or specifically attributed or allocated (based on methodologies determined by Blackstone) to us, Blackstone, the Advisers or our portfolio companies or their affiliates in connection with such AI Technologies, and none of the fees, costs or expenses described above will reduce or offset the management fees.
Regulations related to AI Technologies could also impose certain obligations and costs related to monitoring and compliance. Regulators are increasing scrutiny of, and enacting or considering enacting regulations regarding, the use of AI Technologies, including the use of “big data,” diligence of data sets and oversight of data vendors. The use of AI Technologies by us, Blackstone, the Advisers or our portfolio companies may require compliance with legal and regulatory frameworks that are not fully developed or tested, and we, Blackstone, the Advisers or our portfolio companies may face litigation and regulatory actions related to the use or the engagement of vendors that use AI Technologies. In April 2023, the Federal Trade Commission, U.S. Department of Justice, Consumer Financial Protection Bureau, and U.S. Equal Employment Opportunity Commission released a joint statement on artificial intelligence demonstrating interest in monitoring the development and use of automated systems and enforcement of their respective laws and regulations. In October 2023, an executive order established new standards for AI safety and security. In addition to the U.S. regulatory framework, the EU adopted the Artificial Intelligence Act in 2024, which applies to certain AI Technologies and the data used to train, test and deploy them, which may create additional compliance burdens, higher administrative costs and significant penalties should we, Blackstone, the Advisers and our portfolio companies fail to comply or be perceived to fail to comply.
AI Technologies and their current and potential future applications including in the private investment and financial sectors, as well as the legal and regulatory frameworks within which they operate, continue to rapidly evolve, and it is not possible to predict the full extent of current or future risks related thereto.
We may make investments related to data centers, which exposes us to related risks.
We may make investments in the data center industry, which exposes us to risks inherent in that sector. These risks include shifts in demand or consumer preferences, a decline in the broader technology industry—such as reduced use of mobile or web-based commerce, business layoffs or downsizing or business relocations—increased costs of complying with existing or new government regulations and other industry-specific factors. Additionally, a downturn in the data center market, such as oversupply or reduced demand for space, increased competition, the rapid development of new technologies or adoption of new industry standards or market devaluations, could render our portfolio companies’ current products, services or facilities obsolete or unmarketable, impair their ability to refinance existing private credit loans and restrict merger and acquisition activity in the data center industry. Any of these or other adverse conditions could negatively impact cash flows from our portfolio companies in the data center industry, which in turn could have a material adverse effect on us.

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
The Advisers may employ investment techniques or invest in instruments that they believe will help achieve our investment objectives, whether or not such investment techniques or instruments are specifically defined herein, so long as such investments are consistent with our investment strategies and objectives and subject to applicable law. Such investment techniques or instruments may not be thoroughly tested in the market before being employed and may have operational or theoretical shortcomings which could result in unsuccessful investments and, ultimately, losses to us. In addition, any such investment technique or instrument may be more speculative than other investment techniques or instruments specifically described herein and may involve material and unanticipated risks. There can be no assurance that the Advisers will be successful in implementing any such investment technique. Furthermore, the diversification and type of investments may differ substantially from our prior investments.
We may invest (including in “equity” or residual tranches) in asset backed securities (“ABS”) and other securitizations.
We may invest (including in “equity” or residual tranches) in ABS and other securitizations, which are generally limited recourse obligations of a special purpose vehicle issuer of such instruments (“Securitization Vehicles”) payable solely from the underlying assets (“Securitization Assets”) of the issuer or proceeds thereof. Consequently, holders of equity or other securities issued by Securitization Vehicles must rely solely on distributions on the Securitization Assets or proceeds thereof for payment in respect thereof. The Securitization Assets may include, without limitation, broadly-syndicated leveraged loans, middle-market bank loans, collateralized debt obligation debt tranches, trust preferred securities, insurance surplus notes, asset-backed securities, consumer loans, other receivables, mortgages, real estate investment trusts, high yield bonds, mezzanine debt, second-lien leverage loans, credit default swaps and emerging market debt and corporate bonds, which are subject to liquidity, market value, credit, interest rate, reinvestment and certain other risks.
The investment characteristics of ABS differ from traditional debt securities. Among the major differences are that interest and principal payments are made more frequently, usually monthly, and that the principal can generally be prepaid at any time because the underlying loans or other assets generally can be prepaid at any time.
The collateral supporting ABS is generally of shorter maturity than certain other types of loans and is less likely to experience substantial prepayments. ABS are often backed by pools of any variety of assets, including, for example, leases, mobile home loans and aircraft leases, which represent the obligations of a number of different parties and use credit enhancement techniques such as letters of credit, guarantees or preference rights. The market value of an ABS is affected by changes in the market’s perception of the asset backing the ABS and the creditworthiness of the servicer for the loan pool, the originator of the loans or the financial institution providing any credit enhancement, as well as by the expiration or removal of any credit enhancement.
The value of ABS, like that of traditional fixed income securities, typically increases when interest rates fall and decreases when interest rates rise. The price paid by the Company for such securities, the yield the Company expects to receive from such securities and the average life of such securities are based on a number of unpredictable factors, including the anticipated rate of prepayment of the underlying assets, and are therefore subject to the risk that the asset-backed security will lose value. ABS are also subject to the general risks associated with investing in physical assets such as real estate; that is, they could lose value if the value of the underlying asset declines.
Holders of ABS bear various other risks, including credit risks, liquidity risks, interest rate risks, market risks, operations risks, structural risks and legal risks.
Credit risk arises from (i) losses due to defaults by obligors under the underlying collateral and (ii) the issuing vehicle’s or servicer’s failure to perform their respective obligations under the transaction documents governing the ABS. These two risks can be related, as, for example, in the case of a servicer that does not provide adequate credit-review scrutiny to the underlying collateral, leading to a higher incidence of defaults.
Market risk arises from the cash flow characteristics of the ABS, which for most ABS tend to be predictable. The greatest variability in cash flows comes from credit performance, including the presence of wind-down or acceleration features designed to protect the investor in the event that credit losses in the portfolio rise well above expected levels.

Interest rate risk arises for the issuer from (x) the pricing terms on the underlying collateral, (y) the terms of the interest rate paid to holders of the ABS and (z) the need to mark to market the excess servicing or spread account proceeds carried on the issuing vehicle’s balance sheet. For the holder of the security, interest rate risk depends on the expected life of the ABS, which can depend on prepayments on the underlying assets or the occurrence of wind-down or termination events. If the servicer becomes subject to financial difficulty or otherwise ceases to be able to carry out its functions, it could be difficult to find other acceptable substitute servicers and cash flow disruptions or losses can occur, particularly with underlying collateral comprised of non-standard receivables or receivables originated by private retailers who collect many of the payments at their stores.
Structural and legal risks include the possibility that, in a bankruptcy or similar proceeding involving the originator or the servicer (often the same entity or affiliates), a court having jurisdiction over the proceeding could determine that, because of the degree to which cash flows on the assets of the issuing vehicle potentially have been commingled with cash flows on the originator’s other assets (or similar reasons), (a) the assets of the issuing vehicle could be treated as never having been truly sold by the originator to the issuing vehicle and could be substantively consolidated with those of the originator, or (b) the transfer of such assets to the issuer could be voided as a fraudulent transfer. The time and expense related to a challenge of such a determination also could result in losses and/or delayed cash flows.
In addition, investments in subordinated ABS involve greater credit risk of default than the senior classes of the issue or series. Default risks can be further pronounced in the case of ABS secured by, or evidencing an interest in, a relatively small or less diverse pool of underlying loans. Certain subordinated securities in an ABS issue generally absorb all losses from default before any other class of securities in such issue is at risk, particularly if such securities have been issued with little or no credit enhancement equity. Such securities, therefore, possess some of the attributes typically associated with equity investments.
Another risk associated with ABS is that the collateral that secures an ABS, such as credit card receivables, could be unsecured. In the case of credit card receivables, debtors are additionally entitled to the protection of a number of state and federal consumer loan laws, many of which give such debtors the right to set off certain amounts owed on the credit cards, thereby reducing the balance due. For ABS that are backed by automobile receivables, such ABS pose a risk because most issuers of such ABS permit the servicers to retain possession of the underlying obligations. Because of the large number of vehicles involved in a typical issuance and technical requirements under state laws, the trustee for the holders of the ABS potentially will not have a proper security interest in all of the obligations backing such ABS. Therefore, there is a possibility that recoveries on repossessed collateral will not, in some cases, be available to support payments on these securities. As the foregoing shows, an underlying risk of investing in ABS is the dependence on debtors to timely pay their consumer loans.
In the case of ABS structured using Securitization Vehicles, Securitization Assets are typically actively managed by an investment manager, which may be the Advisers or their affiliates, and as a result, the Securitization Assets will be traded, subject to rating agency and other constraints, by such investment manager. The aggregate return on these equity securities will depend in part upon the ability of each such investment manager to actively manage the related portfolio of Securitization Assets.
The Company’s investment strategies with respect to certain types of investments may be based, in part, upon the premise that certain investments (either held directly or through an asset backed security) that are otherwise performing may from time to time be available for purchase by the Company at “undervalued” prices. Purchasing interests at what may appear to be “undervalued” or “discounted” levels is no guarantee that these investments will generate attractive risk-adjusted returns to the Company or will not be subject to further reductions in value. No assurance can be given that investments can be acquired at favorable prices or that the market for such interests will continue to improve since this depends, in part, upon events and factors outside the control of the Advisers.
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
The Company or its portfolio companies may utilize regulatory capital trades by taking on the risks associated with potential bank losses in exchange for a fee. After engaging in such a trade, in the event of a default, the Company or its portfolio companies could lose some or all of its investments. The risk remains the same even if the bank involved in the relevant trade is insured.
C.Risks Related to the Advisers and Their Affiliates
The Advisers and their affiliates, including our officers and some of our trustees, face conflicts of interest caused by compensation arrangements with us and our affiliates, which could result in actions that are not in the best interests of our shareholders.
The Adviser and its affiliates receive substantial fees from us, and the Sub-Adviser receives a sub-advisory fee that will be paid by the Adviser out of its own advisory fees, in return for their services, and these fees could influence the advice provided to us. We pay to the Adviser an incentive fee that is based on the performance of our portfolio and an annual base management fee that is based on the value of our net assets as of the beginning of the first calendar day of the month. Because the incentive fee is based on the performance of our portfolio, the Adviser may be incentivized to make investments on our behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee is determined may also encourage the Adviser to use leverage to increase the return on our investments. Our compensation arrangements could therefore result in our making riskier or more speculative investments than would otherwise be the case. This could result in higher investment losses, particularly during cyclical economic downturns. See “— Various potential and actual conflicts of interest will arise, and there are conflicts that may not be identified or resolved in a manner favorable to us.”
We may be obligated to pay the Adviser, and the Adviser may be obligated to pay the Sub-Adviser, incentive compensation even if we incur a net loss due to a decline in the value of our portfolio.
Our Investment Advisory Agreement entitles the Adviser, and the Sub-Advisory Agreement entitles the Sub-Adviser, to receive Pre-Incentive Fee Net Investment Income Returns regardless of any capital losses. In such case, we may be required to pay the Adviser, and the Adviser may be obligated to pay the Sub-Adviser, incentive compensation for a fiscal quarter even if there is a decline in the value of our portfolio or if we incur a net loss for that quarter.
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
There may be conflicts of interest related to obligations that the Advisers’ senior management and investment team have to Other Clients.
The members of the senior management and investment team of the Advisers serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds managed by the same personnel. In serving in these multiple capacities, they may have obligations to Other Clients or investors in those entities, the fulfillment of which may not be in our best interests or in the best interest of our shareholders. Our investment objectives may overlap with the investment objectives of such investment funds, accounts or other investment vehicles. In particular, we will rely on the Advisers to manage our day-to-day activities and to implement our investment strategy. The Advisers and certain of their affiliates are presently, and plan in the future to continue to be, involved with activities that are unrelated to us. As a result of these activities, the Advisers, their officers and employees and certain of their affiliates will have conflicts of interest in allocating their time between us and other activities in which they are or may become involved, including the management of their affiliated equipment funds. The Advisers and their officers and employees will devote only as much of their time to our business as the Advisers and their officers and employees, in their judgment, determine is reasonably required, which may be substantially less than their full time.
We rely, in part, on the Advisers to assist with identifying investment opportunities and making investment recommendations. The Advisers and their affiliates are not restricted from forming additional investment funds, entering into other investment advisory relationships or engaging in other business activities. These activities could be viewed as creating a conflict of interest in that the time and effort of the members of the Advisers, their affiliates and their respective officers and employees will not be devoted exclusively to our business, but will be allocated between us and such other business activities of the Advisers and their affiliates in a manner that the Advisers deem necessary and appropriate consistent with their fiduciary duties and the 1940 Act. See “— Various potential and actual conflicts of interest will arise, and there are conflicts that may not be identified or resolved in a manner favorable to us.”
The time and resources that individuals employed by the Advisers devote to us may be diverted and we may face additional competition due to the fact that individuals employed by the Advisers are not prohibited from raising money for or managing other entities that make the same types of investments that we target.
The Advisers and individuals employed by the Advisers are generally not prohibited from raising capital for and managing other investment entities that make the same types of investments as those we target. As a result, the time and resources that these individuals may devote to us may be diverted. In addition, we may compete with any such investment entity for the same investors and investment opportunities. We may participate in certain transactions originated by Blackstone, the Advisers or their affiliates under our exemptive relief from the SEC that allows us to engage in co-investment transactions with Blackstone, the Advisers and their respective affiliates, subject to certain terms and conditions. However, while the terms of the exemptive relief require Blackstone, the Advisers and certain of their affiliates to adopt policies designed to ensure that we receive a fair and equitable opportunity to participate in potential co-investment opportunities, the Advisers may determine that we will not participate in certain transactions that they, Blackstone or their affiliates originate, or we may not be offered the opportunity to participate at all if the opportunity is outside of our then-current core investment objectives and strategies (the “Core Mandate”). Affiliates of the Advisers, whose primary business includes the origination of investments or investing in non-originated assets, engage in investment advisory business with accounts that compete with us. See “— Various potential and actual conflicts of interest will arise, and there are conflicts that may not be identified or resolved in a manner favorable to us.”
Our equity or debt securities may be purchased by the Advisers or their affiliates.
Affiliates of the Advisers have purchased, and in the future expect to purchase, our equity or debt securities. The Advisers and their affiliates will not acquire our equity securities with the intention to resell or re-distribute such shares but may do so with respect to our debt securities. The purchase of such securities by the Advisers and their affiliates could create certain risks, including, but not limited to, the following:
•the Advisers and their affiliates may have an interest in disposing of our securities at an earlier date so as to recover their investment in our securities;
•substantial purchases of our securities by the Advisers and their affiliates may limit the Advisers’ ability to fulfill any financial obligations that they may have to us or incurred on our behalf; and
•potential conflicts of interest, including related to the exercise of voting, consent or similar rights under our equity or debt securities.
The Advisers rely on key personnel, the loss of any of whom could impair its ability to successfully manage us.
Our future success depends, to a significant extent, on the continued services of the officers and employees of the Advisers or their affiliates. The loss of services of one or more members of the Advisers’ management team, including members of the Investment Committee, could adversely affect our financial condition, business and results of operations. The Advisers do not have an employment agreement with any of these key personnel and we cannot guarantee that all, or any particular one, will remain affiliated with us and/or the Advisers. Further, we do not intend to separately maintain key person life insurance on any of these individuals.

We depend on the Advisers to select our investments and otherwise conduct our business, and any material adverse change in its financial condition or our relationship with the Advisers could have a material adverse effect on our business and ability to achieve our investment objectives.
Our success is dependent upon our relationship with, and the performance of, the Advisers in the acquisition and management of our portfolio investments, and our corporate operations, as well as the persons and firms the Advisers retain to provide services on our behalf. The Advisers may suffer or become distracted by adverse financial or operational problems in connection with Blackstone’s business and activities unrelated to us and over which we have no control. Should the Advisers fail to allocate sufficient resources to perform their responsibilities to us for any reason, we may be unable to achieve our investment objectives or to pay distributions to our shareholders.
The Intermediary Manager’s influence on the offering of our Common Shares gives it the ability to increase the fees payable to the Adviser.
The Adviser is paid a base management fee calculated as a percentage of our net assets and unrelated to net income or any other performance base or measure. The Intermediary Manager, an affiliate of the Adviser, will be incentivized to raise more proceeds in our offering to increase our net assets, even if it would be difficult for us to efficiently deploy additional capital, which in turn would increase the base management fee payable to the Adviser. In addition, the Intermediary Manager may engage participating brokers in connection with the sale of Common Shares as part of our continuous offering. The Advisers and their affiliates, out of their own resources and without additional cost to the Company or its shareholders, may provide additional cash payments to certain financial intermediaries in connection with the sale and servicing of Common Shares. As a result, the amount of compensation that a financial intermediary may receive in connection with the sale and servicing of Common Shares may be greater than the compensation it may receive for the distribution of other investment products.
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
As a consequence of Blackstone’s status as a public company, our officers and trustees, and the employees of the Advisers may take into account certain considerations and other factors in connection with the management of the business and affairs of us and our affiliates that would not necessarily be taken into account if Blackstone were not a public company.
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
As a result of meeting the annual distribution requirement to qualify for taxation as a RIC under the Code, we may need to periodically access the capital markets to raise cash in order to fund new investments. We may issue “senior securities,” as defined under the 1940 Act, including borrowing money from banks or other financial institutions only in amounts such that our asset coverage meets the threshold set forth in the 1940 Act immediately after each such issuance. The 1940 Act currently requires an asset coverage of at least 150% (i.e., the amount of debt may not exceed two-thirds of the value of our assets). Our ability to issue different types of securities is also limited. Compliance with these requirements may unfavorably limit our investment opportunities and reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend. As a BDC, therefore, we intend to continuously issue equity at a rate more frequent than our privately-owned competitors, which may lead to greater shareholder dilution.
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
Under the 1940 Act, we generally are prohibited from issuing or selling our Common Shares at a price per share, after deducting selling commissions and dealer manager fees, that is below our NAV per share, which may be a disadvantage as compared with other public companies. We may, however, sell our Common Shares, or warrants, options or rights to acquire our Common Shares, at a price below the current NAV of our Common Shares if our Board, including our Independent Trustees, determine that such sale is in our best interests and the best interests of our shareholders, and our shareholders, as well as those shareholders that are not affiliated with us, approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board, closely approximates the fair value of such securities.

Our ability to enter into transactions with our affiliates is restricted.
We are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates (including portfolio companies of Other Clients) without the prior approval of a majority of the independent members of our Board and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act and generally we will be prohibited from buying or selling any securities from or to such affiliate, absent the prior approval of our Board. However, we may under certain circumstances purchase any such affiliate’s loans or securities in the secondary market, which could create a conflict for the Advisers between our interests and the interests of such affiliate, in that the ability of the Advisers to recommend actions in our best interest may be limited. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or closely related times), without prior approval of our Board and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions (including certain co-investments) with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers, trustees, investment advisers, sub-advisers or their affiliates. As a result of these restrictions, we may be prohibited from buying or selling any security from or to any fund or any portfolio company of a fund managed by the Advisers, or entering into joint arrangements such as certain co-investments with these companies or funds without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.
We have obtained exemptive relief from the SEC that allows us to engage in co-investment transactions with Blackstone, the Advisers and their respective affiliates, subject to certain terms and conditions. However, while the terms of the exemptive relief require Blackstone, the Advisers and certain of their affiliates to adopt policies designed to ensure that we receive a fair and equitable opportunity to participate in potential co-investment opportunities, the Advisers may determine that we will not participate in certain transactions that they, Blackstone or their affiliates originate, or we may not be offered the opportunity to participate at all if the opportunity is outside of our Core Mandate.
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
The use of borrowings, also known as leverage, increases the volatility of investments by magnifying the potential for loss on invested equity capital. When we use leverage to partially finance our investments through borrowing from banks and other lenders, shareholders will experience increased risks of investing in our Common Shares. Furthermore, the Company may add leverage to its portfolio through the issuance of preferred shares. Currently, the Company has no intention to issue preferred shares. The use of leverage involves increased risk, including increased variability of the Company’s net income, distributions and NAV in relation to market changes. If the value of our assets decreases, leveraging would cause NAV to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not used leverage. Such a decline could negatively affect our ability to make distributions to our shareholders. In addition, our shareholders will bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the management or incentive fees payable to the Adviser. The Company’s leverage strategy may not work as planned or achieve its goal.
We use and intend to continue to use leverage to finance our investments. The amount of leverage that we employ will depend on the Advisers’ and our Board’s assessment of market and other factors at the time of any proposed borrowing. There can be no assurance that leveraged financing will be available to us on favorable terms or at all. However, to the extent that we use leverage to finance our assets, our financing costs will reduce cash available for distributions to shareholders. Moreover, we may not be able to meet our financing obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to liquidation or sale to satisfy the obligations. In such an event, we may be forced to sell assets at significantly depressed prices due to market conditions or otherwise, which may result in losses.
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
Certain provisions of the Company’s outstanding notes (the “Notes”) could make it more difficult or more expensive for a third party to acquire us. Upon the occurrence of certain transactions constituting a fundamental change, holders of the Notes may have the right, at their option, to require us to repurchase all of their Notes or any portion of the principal amount of such Notes. These provisions could discourage an acquisition of us by a third party.
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
The following table illustrates the effect of leverage on returns from an investment in our Common Shares assuming various annual returns on our portfolio, net of expenses. The calculations in the table below are hypothetical, and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding Return to Common Shareholder (1)	(22.65)%	(13.62)%	(4.59)%	4.44%	13.48%
(1)Based on (i) $86.0 billion in total assets as of December 31, 2025, (ii) $35.1 billion in outstanding indebtedness, at par, as of December 31, 2025, (iii) $47.6 billion in net assets as of December 31, 2025 and (iv) the weighted average all-in cost of debt (including unused fees, amortization of debt issuance costs (including premiums and discounts), and the impact of the application of hedge accounting) of 6.22% as of December 31, 2025.
Based on an outstanding indebtedness, at par, of $35.1 billion as of December 31, 2025 and the weighted average all-in cost of debt (including unused fees, amortization of debt issuance costs (including premiums and discounts), and the impact of the application of hedge accounting), of 6.22% as of that date, our investment portfolio at fair value would have had to produce an annual return of approximately 2.54% to cover annual interest payments on the outstanding debt. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources” for more information regarding our borrowings.

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

The manager for a CLO that we create may be the Company, the Advisers or an affiliate, and such manager may be entitled to receive compensation for structuring and/or management services. To the extent the Advisers or an affiliate other than the Company serves as manager and the Company is obligated to compensate the Advisers or the affiliate for such services, we, the Advisers or the affiliate will implement offsetting arrangements to assure that we, and indirectly, our shareholders, pay no additional management fees to the Adviser or the affiliate in connection therewith. To the extent we serve as manager, we will waive any right to receive fees for such services from the Company (and indirectly its shareholders) or any affiliate.
F.Federal Income Tax Risks
We will be subject to corporate-level income tax if we are unable to maintain RIC tax treatment under Subchapter M of the Code or to satisfy RIC distribution requirements.
To qualify for and maintain RIC tax treatment under Subchapter M of the Code, we must, among other things, meet annual distribution, income source and quarterly asset diversification requirements. If we do not qualify for or maintain our RIC tax treatment for any reason and are subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.
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
At any time, the federal income tax laws governing RICs or the administrative interpretations of those laws or regulations may be amended. Any of those new laws, regulations or interpretations may take effect retroactively and could adversely affect the taxation of us or our shareholders. Therefore, changes in tax laws, regulations or administrative interpretations or any amendments thereto could diminish the value of an investment in our Common Shares or the value or the resale potential of our investments.
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
Furthermore, the tax treatment and characterization of our distributions may vary significantly from time to time due to the nature of our investments. The ultimate tax characterization of our distributions made during a taxable year may not finally be determined until after the end of that taxable year. We may make distributions during a taxable year that exceed our investment company taxable income and net capital gains for that taxable year. In such a situation, the amount by which our total distributions exceed investment company taxable income and net capital gains generally would be treated as a return of capital up to the amount of a shareholder’s tax basis in the shares, with any amounts exceeding such tax basis treated as a gain from the sale or exchange of such shares. A return of capital generally is a return of a shareholder’s investment rather than a return of earnings or gains derived from our investment activities. Moreover, we may pay all or a substantial portion of our distributions from borrowings or sources other than net investment income in anticipation of future cash flow, which could constitute a return of shareholders’ capital and will lower such shareholders’ tax basis in our Common Shares, which may result in increased tax liability to shareholders when they sell such shares.
An investment in our Common Shares will have limited liquidity.
Our Common Shares constitute illiquid investments for which there is not, and will likely not be, a secondary market at any time prior to a public offering and listing of our Common Shares on a national securities exchange. There can be no guarantee that we will conduct a public offering and list our Common Shares on a national securities exchange. Investment in the Company is suitable only for sophisticated investors and requires the financial ability and willingness to accept the high risks and lack of liquidity inherent in an investment in the Company. Except in limited circumstances for legal or regulatory purposes, shareholders are not entitled to redeem their shares. Shareholders must be prepared to bear the economic risk of an investment in our Common Shares for an extended period of time.
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

If, notwithstanding our intent, the assets of the Company were deemed to be “plan assets” of any shareholder that is a “benefit plan investor” under the Plan Asset Regulations (a “Benefit Plan Investor”), this would result, among other things, in (i) the application of the prudence and other fiduciary responsibility standards of ERISA to investments made by the Company, and (ii) the possibility that certain transactions in which the Company might seek to engage could constitute “prohibited transactions” under ERISA and the Code. If a prohibited transaction occurs for which no exemption is available, the Advisers and/or any other fiduciary that has engaged in the prohibited transaction could be required to (i) restore to the Benefit Plan Investor any profit realized on the transaction and (ii) reimburse the Benefit Plan Investor for any losses suffered by the Benefit Plan Investor as a result of the investment. In addition, each disqualified person (within the meaning of Section 4975 of the Code) involved could be subject to an excise tax equal to 15% of the amount involved in the prohibited transaction for each year the transaction continues and, unless the transaction is corrected within statutorily required periods, to an additional tax of 100%. The fiduciary of a Benefit Plan Investor who decides to invest in the Company could, under certain circumstances, be liable for prohibited transactions or other violations as a result of their investment in the Company or as co-fiduciaries for actions taken by or on behalf of the Company or the Advisers. With respect to a Benefit Plan Investor that is an individual retirement account (an “IRA”) that invests in the Company, the occurrence of a prohibited transaction involving the individual who established the IRA, or his or her beneficiaries, would cause the IRA to lose its tax-exempt status.
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
The Independent Trustees of our Board may undertake to approve mergers between us and certain other funds or vehicles. Subject to the requirements of the 1940 Act, such mergers will not require shareholder approval so shareholders will not be given an opportunity to vote on these matters unless such mergers are reasonably anticipated to result in a material dilution of the NAV per share of the Company. These mergers may involve funds managed by affiliates of Blackstone Credit & Insurance. The Independent Trustees may also convert the form and/or jurisdiction of organization, including to take advantage of laws that are more favorable to maintaining Board of Trustees control in the face of dissident shareholders.
Shareholders may experience dilution.
All distributions declared in cash payable to shareholders that are participants in our distribution reinvestment plan will generally be automatically reinvested in our Common Shares. As a result, shareholders that do not participate in our distribution reinvestment plan may experience dilution over time.
Holders of our Common Shares will not have preemptive rights to any shares we issue in the future. Our Declaration of Trust allows us to issue an unlimited number of Common Shares. After you purchase Common Shares in the offering, our Board may elect, without shareholder approval, to: (1) sell additional shares in this or future public offerings; (2) issue Common Shares or interests in any of our subsidiaries in private offerings; (3) issue Common Shares upon the exercise of the options we may grant to our independent directors or future employees; or (4) subject to applicable law, issue Common Shares in payment of an outstanding obligation to pay fees for services rendered to us. To the extent we issue additional Common Shares after your purchase in the offering, your percentage ownership interest in us will be diluted. Because of these and other reasons, our shareholders may experience substantial dilution in their percentage ownership of our Common Shares or their interests in the underlying assets held by our subsidiaries.
Investing in our Common Shares involves a high degree of risk.
The investments we make in accordance with our investment objectives may result in a higher amount of risk than alternative investment options and volatility or loss of principal. Our investments in portfolio companies may be highly speculative and aggressive and, therefore, an investment in our Common Shares may not be suitable for someone with lower risk tolerance.

The NAV of our Common Shares may fluctuate significantly.
The NAV and liquidity, if any, of the market for our Common Shares may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:
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
•departure of either of the Advisers or certain of their respective key personnel;
•operating performance of companies comparable to us;
•general economic trends and other external factors; and
•loss of a major funding source.
Events that may cause our shareholders to request that we repurchase their shares may materially adversely affect our cash flow, results of operations, financial condition and our ability to issue debt.
Events affecting economic conditions in the U.S. and/or elsewhere or globally, such as the general negative performance of the credit sector (including as a result of inflation or higher interest rates), actual or perceived instability in the U.S. banking system, or market volatility (including as a result of the ongoing armed conflict in Ukraine and Iran and escalating conflicts in other parts of the Middle East), extreme weather events (including climate change, hurricanes, wild fires, earthquakes and floods) or the spread of infectious illness, pandemics or other public health emergencies, could cause our shareholders to seek the repurchase of their shares pursuant to our share repurchase program at a time when such events are adversely affecting the performance of our assets and the broader bond market. If we receive an increased volume of repurchase requests during a given quarter and elect to satisfy all such requests, our cash flow and liquidity could be materially adversely affected. An increased volume of repurchase requests could negatively impact our debt issuance activities, including our ability to issue debt, and could lead to increased borrowing costs. In addition, if we determine to sell assets to satisfy repurchase requests, we may not be able to realize the return on such assets that we may have been able to achieve had we sold at a more favorable time, and our results of operations and financial condition could be materially adversely affected.
In addition, the private credit market has faced heightened scrutiny and growing negative sentiment in recent periods, driven by concerns over liquidity, concentration risk and valuation uncertainty, which may further increase the volume of repurchase requests the Company receives. Shareholders have sought, and may continue to seek, and certain financial intermediaries have recommended, and may continue to recommend to their clients, the repurchase of some or all of the Common Shares that they hold. A significant volume of repurchase requests in a given period, can cause requests to exceed the amount we offer to repurchase each quarter under our share repurchase program, resulting in less than the full amount of repurchase requests being satisfied in such period (including relative to our quarterly repurchase target amount). See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Share Repurchase Program.”

H.Risks Related to Potential Conflicts of Interest
Various potential and actual conflicts of interest will arise, and there are conflicts that may not be identified or resolved in a manner favorable to us.
The Advisers, Blackstone Credit & Insurance, Blackstone and their respective affiliates will be subject to certain conflicts of interest with respect to the services the Advisers and the Administrators provide to us. These conflicts will arise primarily from the involvement of Blackstone Credit & Insurance, Blackstone and their respective affiliates (the “Firm”), in other activities that may conflict with our activities. Additionally, the Company’s investments in affiliated registered investment companies or business development companies will subject it to conflicts of interest related to such registered investment companies or business development companies, which may differ from the conflicts presented herein. You should be aware that individual conflicts will not necessarily be resolved in favor of your interest. The following list of conflicts does not purport to be a complete enumeration or explanation of the actual and potential conflicts involved in an investment in the Company.
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
“Other Clients” means, collectively, Other Blackstone Credit & Insurance Clients and Blackstone Clients.
Performance Based Compensation and Management Fees. The incentive fees payable to Blackstone Credit & Insurance may create a greater incentive for Blackstone Credit & Insurance to operate the Company in a riskier, more speculative or other manner that is less favorable to the shareholders, or time the purchase or sale of investments in a manner motivated by the personal interests of Blackstone Credit & Insurance and/or Blackstone personnel. However, the fact that the hurdle rate for the incentive fee based on income is calculated on an aggregate basis each quarter and that realized and unrealized losses are netted against realized gains for the incentive fee based on capital gains should reduce the incentives for the Advisers to make more speculative investments or otherwise time the purchase or sale of investments. Our Board will seek to monitor these conflicts but there can be no assurances that such monitoring will fully mitigate any such conflicts.
In addition, the manner in which the Advisers’ entitlement to incentive fees is determined may result in a conflict between their interests and the interests of shareholders with respect to the sequence and timing of disposals of investments, as the Advisers may want to dispose of lower yielding investments in favor of higher yielding ones. With respect to the Advisers’ entitlement to incentive fees on capital gains, the Advisers may be incentivized to realize capital gains prior to a year end if such gains, net of realized and unrealized losses, would result in an incentive fee on capital gains.
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
In addition, to the extent that the Firm is in possession of material non-public information or is otherwise restricted from trading in certain securities, the Company and the Advisers could also be deemed to be in possession of such information or otherwise restricted. Additionally, the terms of confidentiality or other agreements with or related to companies in which any Other Client has or has considered making an investment or which is otherwise a client of the Firm will have the potential to restrict or otherwise limit the ability of the Company and/or its portfolio companies and their affiliates to make investments in or otherwise engage in businesses or activities competitive with such companies. The Firm could enter into one or more strategic relationships in certain regions or with respect to certain types of investments that, although intended to provide greater opportunities for the Company, could require the Company to share such opportunities or otherwise limit the amount of an opportunity the Company can otherwise take.
Allocation of Personnel. The Advisers and their members, officers and employees will devote as much of their time and attention to the activities of the Company as they deem necessary to conduct its business affairs in an appropriate manner. By the terms of the Advisory Agreements, the Firm is not restricted from forming additional investment funds, from entering into other investment advisory relationships or from engaging in other business activities, even though such activities have the potential to be in competition with the Company and/or to involve substantial time and resources of the Advisers. Firm personnel, including members of the Investment Committee, will work on other projects, serve on other committees (including boards of directors) and source potential investments for and otherwise assist the investment programs of Other Clients and their portfolio companies, including other investment programs to be developed in the future. Certain members of Blackstone Credit & Insurance’s investment team are also members of Other Clients’ investment teams and will continue to serve in those roles (which could be their primary responsibility) and as a result, not all of their business time will be devoted to Blackstone or the Company. Certain non-investment professionals are not dedicated solely to the Company and are permitted to perform work for Other Clients which is expected to detract from the time such persons devote to the Company. These activities could be viewed as creating a conflict of interest in that the time and effort of the members of the Advisers and their officers and employees will not be devoted exclusively to the business of the Company, but will be allocated between the business of the Company and the management of the monies of such other advisees of the Advisers. Time spent on these other initiatives diverts attention from the activities of the Company, which could negatively impact the Company and shareholders. Furthermore, Blackstone Credit & Insurance and Blackstone Credit & Insurance personnel derive financial benefit from these other activities, including fees and performance-based compensation. Firm personnel outside of Blackstone Credit & Insurance can share in the fees and performance-based compensation from the Company; similarly, Blackstone Credit & Insurance personnel can share in the fees and performance-based compensation generated by Other Clients. These and other factors create conflicts of interest in the allocation of time by Firm personnel. Blackstone Credit & Insurance’s determination of the amount of time necessary to conduct the Company’s activities will be conclusive, and shareholders rely on Blackstone Credit & Insurance’s judgment in this regard.

In addition, professionals of the Advisers are expected to participate in a Blackstone-sponsored program whereby any professional of the Advisers may receive carried interest or other compensation from another business unit of Blackstone in connection with such professional’s successful referral of a transaction to such other business unit of Blackstone or by virtue of other arrangements with Blackstone. Such compensation may include carried interest generated by a fund managed by such other business unit of Blackstone (or potentially even in a third-party fund manager). While not expected to be material, the amount of any carried interest or other compensation received in connection with any such program could ultimately be material and could involve a variety of conflicts of interest relating to such professional’s responsibilities with respect to the Company, the incentive they would have to refer transactions to other Blackstone business units, and the financial interests they could have in Other Clients (including those that could invest in the same portfolio companies as the Company or could transact with the Company, for example in cross transactions) as a result of their participation in the aforementioned program.
Outside Activities of Principals and Other Personnel and their Related Parties. Certain of the principals and employees of the Advisers will, in certain circumstances, be subject to a variety of conflicts of interest relating to their responsibilities to the Company, Other Clients and their respective portfolio companies, and their outside personal or business activities, including as members of investment or advisory committees or boards of directors of or advisors to investment funds, corporations, foundations or other organizations. Such positions create a conflict if such other entities have interests that are adverse to those of the Company, including if such other entities compete with the Company for investment opportunities or other resources. The other managed accounts and/or investment funds in which such individuals may become involved may have investment objectives that overlap with the Company. Furthermore, certain principals and employees of the Advisers are likely to have a greater financial interest in the performance of such Other Clients or accounts than the performance of the Company. Such involvement is expected to create conflicts of interest in making investments on behalf of the Company and such Other Clients and accounts. Although such principals and employees will seek to limit any such conflicts in a manner that is in accordance with their fiduciary duties to the Company, there can be no assurance they will be resolved favorably for the Company. Also, Blackstone personnel, Firm employees, including employees of the Advisers, are generally permitted to invest in alternative investment funds, private equity funds, credit funds, real estate funds, hedge funds and other investment vehicles, as well as engage in other personal trading activities relating to companies, assets, securities or instruments (subject to the Firm’s Code of Ethics requirements), some of which will involve conflicts of interests. Such personal securities transactions will, in certain circumstances, relate to securities or instruments which can be expected to also be held or acquired by Other Clients, the Company, or otherwise relate to portfolio companies in which the Company has or acquires a different principal investment (including, for example, with respect to seniority), which is expected to give rise to conflicts of interest related to misaligned interests between the Company and such persons. There could be situations in which such alternative investment funds invest in the same portfolio companies as the Company and there could be situations in which such alternative investment funds purchase securities from, or sell securities to, the Company if permitted under the 1940 Act and other applicable law. There can be no assurance that conflicts of interest arising out of such activities will be resolved in favor of the Company. Shareholders will not receive any benefit from any such investments, and the financial incentives of Firm personnel in such other investments could be greater than their financial incentives in relation to the Company and are not expected to receive notice should the Company make investments in which such persons hold direct or indirect interests. Although Blackstone Credit & Insurance will generally seek to minimize the impact of any such conflicts, there can be no assurance they will be resolved favorably for the Company.
Additionally, certain employees and other professionals of the Firm have family members or relatives employed by such advisers and service providers (or their affiliates) or otherwise actively involved in (or have business, financial, or other relationships with) industries and sectors in which the Company invests, and/or have business, financial, personal or other relationships with companies in such industries and sectors (including the advisors and service providers described above) or other industries, which gives rise to potential or actual conflicts of interest. For example, such family members or relatives might be employees, officers, directors, personnel or owners of companies or assets that are actual or potential investments of the Company or other counterparties of the Company and its portfolio companies and/or assets. Moreover, in certain instances, the Company or its portfolio companies can be expected to issue loans to or acquire securities from, or otherwise transact with, companies that are owned by such family members or relatives or in respect of which such family members or relatives have other involvement. These relationships have the potential to influence Blackstone, the Advisers and/or Blackstone Credit & Insurance in deciding whether to select, recommend or create such service providers to perform services for the Company or portfolio companies (the cost of which will generally be borne directly or indirectly by the Company or such portfolio companies, as applicable). Notwithstanding the foregoing, investment transactions relating to the Company that require the use of a service provider will generally be allocated to service providers on the basis of best execution, the evaluation of which, in the case of broker-dealers, includes, among other considerations, such service provider’s provision of certain investment-related services and research that the Advisers believe to be of benefit to the Company. To the extent that the Firm determines appropriate, conflict mitigation strategies can be expected to be put in place with respect to a particular circumstance, such as internal information barriers or recusal, disclosure or other steps determined appropriate by the Firm. The shareholders rely on the Firm to manage these conflicts in its sole discretion.
Secondments and Internships. Certain personnel of Blackstone and its affiliates, including consultants, will, in certain circumstances, be seconded to, serve internships at, receive trainings from or otherwise provide consulting services to one or more portfolio companies, vendors and service providers and vendors or shareholders or other investors of the Company and Other Clients to provide finance, accounting, operational support, legal, data services and other similar services, including the sourcing of investments for the Company or other parties. The salaries, benefits, overhead and other similar expenses for such personnel or otherwise related to such arrangements (including fees for acquisition and/or transaction services to brokers, consultants (including sustainability consultants) or other finders) are expected to be borne by Blackstone and its affiliates or such portfolio companies, vendors and service providers or the Company and Other Clients, or in certain circumstances, both (in each case depending upon the facts and the circumstances associated with such arrangements). In addition, personnel of portfolio companies, vendors, service providers (including law firms and accounting firms) and shareholders or other investors of the Company and Other Clients will, in certain circumstances, be seconded to, serve internships at, receive trainings from or otherwise provide consulting services to or be temporarily hired by, Blackstone, Other Clients and portfolio companies of the Company and Other Clients. While often the Company, Other Clients and their respective portfolio companies are the beneficiaries of these types of arrangements, Blackstone Credit & Insurance or Blackstone are expected to be beneficiaries of these arrangements as well, including in circumstances where the vendor, personnel or service provider or otherwise also provides services to the Company, Other Clients, their respective portfolio companies or Blackstone in the ordinary course. Knowledge and skills gained by personnel during secondment and internship arrangements, including where the costs of such arrangements are born by the Company and/or its portfolio companies, are expected to benefit the Company, Other Clients, their portfolio companies, Blackstone and/or Blackstone Credit & Insurance upon the secondee’s or intern’s return to their employer. Blackstone, the Company, Other Clients or their portfolio companies can be expected to pay compensation or cover fees or expenses associated with such secondees and interns. If Blackstone or Blackstone Credit & Insurance pays compensation or covers expenses associated with such secondees or interns, they can, in certain circumstances, be expected to seek reimbursement from the Company or its portfolio companies for such amounts. If a portfolio company pays fees or expenses associated with such secondees or interns (including by means of reimbursing Blackstone or Blackstone Credit & Insurance for such fees or expenses), those fees and/or expenses will be borne indirectly by the Company. To the extent such fees, compensation or other expenses are borne by the Company, including indirectly through its portfolio companies or reimbursement of Blackstone for such costs, the management fee will not be reduced as a result of these arrangements or any fees, expense reimbursements or other costs related thereto. The personnel described above may provide services in respect of multiple matters, including in respect of matters related to Blackstone, the Company, Other Clients, portfolio companies, each of their respective affiliates and related parties, and any costs of such personnel can be expected to be allocated accordingly, Blackstone will endeavor in good faith to allocate the costs of these arrangements, if any, to Blackstone, the Company, Other Clients, portfolio companies and other parties based on time spent by the personnel or another methodology Blackstone deems appropriate in a particular circumstance. In such circumstances, a conflict of interest exists because the Advisers and Blackstone Credit & Insurance or their affiliates have an incentive to select one service provider over another on the basis that the Advisers and Blackstone Credit & Insurance or their affiliates could receive the benefit of seconded employees from such service provider, particularly where the compensation and expenses for such personnel during the secondment is borne by the service provider and not the Advisers and Blackstone Credit & Insurance or their affiliates.
Other Benefits. Blackstone Credit & Insurance and its personnel and related parties will receive intangible and other benefits, discounts and perquisites arising or resulting from their activities on behalf of the Company, the value of which will not reduce the management fees or incentive fees or otherwise be shared with the Company or its portfolio companies. For example, airline travel or hotel stays incurred as Fund expenses, as set forth in the Advisory Agreements and Administration Agreements (“Fund Expenses”), often typically result in “miles” or “points” or credit in loyalty or status programs, and certain purchases made by credit card will result in “credit card points,” “cash back” or rebates in addition to such loyalty or status program miles or points. Such benefits and/or amounts will, whether or not de minimis or difficult to value, inure exclusively to the benefit of Blackstone Credit & Insurance, its affiliates or their personnel (and not the Company and/or portfolio companies) even though the cost of the underlying service is borne by the Company as Fund Expenses and/or by its portfolio companies. (See also “—Service Providers, Vendors and Other Counterparties Generally” and “—Portfolio Company Relationships Generally” herein). Similarly, Blackstone Credit & Insurance, its affiliates and their personnel and related parties, and third parties designated by the foregoing, in certain circumstances, also receive discounts on products and services provided by portfolio companies and customers or suppliers of such portfolio companies. Such other benefits or fees have the potential to give rise to conflicts of interest in connection with the Company’s investment activities, as they could incentivize the Advisers and Blackstone Credit & Insurance and its personnel to conduct certain activities in order to obtain such benefits, though such benefits do not correspondingly benefit the Company. While the Advisers and Blackstone Credit & Insurance will seek to resolve any such conflicts in a fair and equitable manner, there is no assurance that any such conflicts will be resolved in favor of the Company. See also “—Service Providers, Vendors and Other Counterparties Generally” and “—Portfolio Company Relationships Generally” below.
Senior Advisors, Industry Experts and Operating Partners. Blackstone Credit & Insurance is expected to engage and retain strategic advisors, operating advisors, consultants, senior advisors, executive advisors, industry experts, investment banks, financial intermediaries, service providers, operating partners, deal sourcers and other similar professionals and market participants (any of whom might be current and former executives or other personnel of Blackstone and/or Blackstone Credit & Insurance, as well as current and former executives or other personnel of Blackstone’s and/or Blackstone Credit & Insurance’s portfolio companies) (“Senior and Other Advisors”) who are not employees or affiliates of Blackstone Credit & Insurance and who will, from time to time, receive payments from, or allocations of a profits interest with respect to, portfolio companies (as well as from Blackstone Credit & Insurance or the Company). In particular, in some cases, consultants, including those with a “Senior Advisor” title, have been and will be engaged with the responsibility to source, diligence and recommend transactions to Blackstone Credit & Insurance or to undertake a build-up strategy to originate, acquire and develop assets and businesses in a particular sector or involving a particular strategy, including as an investment in a “platform company,” potentially on a full-time and/or exclusive basis and notwithstanding any overlap with the responsibilities of the Advisers under the Advisory Agreements, the compensation to such consultants is expected to be borne fully by the Company and/or portfolio companies (with no reduction or offset to management fee payable by the Company) and not Blackstone Credit & Insurance. Similarly, the Company, Other Clients and their portfolio companies are expected to retain and pay compensation to Senior and Other Advisors to provide services.
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
To the extent permitted by applicable law and/or any applicable SEC-granted exemptive order or no-action relief, these Senior and Other Advisors often have the right or could be offered the ability to (i) co-invest alongside the Company, including in the specific investments in which they are involved (and for which they can be entitled to receive performance-related incentive fees, which will reduce the Company’s returns), (ii) otherwise participate in equity plans for management of any such portfolio company, or (iii) invest directly in the Company or in a vehicle controlled by the Company subject to reduced or waived advisory fees and/or incentive fees, including after the termination of their engagement by or other status with the Firm. Such co-investment and/or participation (which generally will result in the Company being allocated a smaller share of the applicable investment) will not be considered as part of the Firm’s side-by-side co-investment rights. Such co-investment and/or participation could vary by transaction (and such participation can, depending on its structure, reduce the Company’s returns).
Additionally, and notwithstanding the foregoing, these Senior and Other Advisors, as well as Other Clients could be (or could have the preferred right to be) investors in Blackstone Credit & Insurance’s portfolio companies (which, in some cases, can involve agreements to pay performance fees, or allocate profits interests, to such persons in connection with the Company’s investment therein, which will reduce the Company’s returns) and/or Other Clients. Such Senior and Other Advisors, as well as Other Clients, could also, subject to applicable law, have rights to co-invest with the Company on a side-by-side basis, which rights are generally offered on a no-fee/no-carried interest basis and generally result in the Company being allocated a smaller share of an investment than would otherwise be the case in the absence of such side-by-side participation. Senior and Other Advisors’ benefits described in this paragraph will, in certain circumstances, continue after termination of status as a Senior and Other Advisors. In certain cases, these Senior and Other Advisors will receive intangible and other benefits resulting from their activities on behalf of the Company –for example in the same way that executives from portfolio companies of Other Clients may provide insight and/or deal origination for the benefit of the Company, the work performed by executives of the Company’s portfolio companies may benefit Senior and Other Advisors and/or Other Clients. Senior and Other Advisors may attend events and/or meetings sponsored by the Company’s portfolio companies and/or Other Clients or other members of the Blackstone network, and similarly, members of the Blackstone network may attend meetings of the Company and may be involved in fundraising activities on behalf of Blackstone.

The time, dedication and scope of work of, and the nature of the relationship with, each of the Senior and Other Advisors vary considerably. In certain cases, they could advise the Advisers and/or Blackstone Credit & Insurance on transactions, provide the Advisers and/or Blackstone with industry-specific insights and feedback on investment themes, assist in transaction due diligence, or make introductions to and provide reference checks on management teams. In other cases, they take on more extensive roles (and could be exclusive service providers to Blackstone Credit & Insurance) and serve as executives or directors on the boards of portfolio companies or contribute to the identification and origination of new investment opportunities. The Company expects to rely on these Senior and Other Advisors to recommend Blackstone as a preferred investment partner, identify investments, source opportunities, and otherwise carry out its investment program, but there is no assurance that these advisors will continue to be involved with the Company for any length of time. In certain instances, Blackstone Credit & Insurance can be expected to have formal or informal arrangements with these Senior and Other Advisors (which may or may not be terminable upon notice by any party), and in other cases the relationships are more informal. They are either compensated (including pursuant to retainers and expense reimbursement, and, in any event, pursuant to negotiated arrangements that will not be confirmed as being comparable to the market rates for such services) by Blackstone, the Company, and/or portfolio companies or otherwise uncompensated or entitled to deferred compensation until occurrence of a future event, such as commencement of a formal engagement. In certain cases, they have certain attributes of Blackstone Credit & Insurance “employees” (e.g., they can be expected to have dedicated offices at Blackstone Credit & Insurance, receive administrative support from Blackstone Credit & Insurance personnel, participate in general meetings and events for Blackstone Credit & Insurance personnel, work on Blackstone Credit & Insurance matters as their primary or sole business activity, service Blackstone exclusively, have Blackstone-related e-mail addresses and/or business cards and participate in certain benefit arrangements typically reserved for Blackstone employees, etc.) even though they are not considered Blackstone Credit & Insurance employees, affiliates or personnel for purposes of the Investment Advisory Agreement between the Company and Blackstone Credit & Insurance. Under many of these arrangements, there can be no assurance that the amount of compensation paid in a particular period of time will be proportional to the amount of hours worked or the amount or tangible work product generated by the Senior and Other Advisors during such time. Some Senior and Other Advisors work only for the Company and its portfolio companies, while others may have other clients. In particular, in some cases, Senior and Other Advisors, including those with a “Senior Advisor” or “Operating Advisor” title, have been and will be engaged with the responsibility to source and recommend transactions to the Advisers potentially on a full-time and/or exclusive basis and, notwithstanding any overlap with the responsibilities of the Advisers under the Advisory Agreements, the compensation to such Senior and Other Advisors will be borne fully portfolio companies (with no reduction to management fees) and not the Advisers. Senior and Other Advisors could have conflicts of interest between their work for the Company and its portfolio companies, on the one hand, and themselves or other clients, on the other hand, and Blackstone Credit & Insurance is limited in its ability to monitor and mitigate these conflicts. Blackstone Credit & Insurance expects, where applicable, to allocate the costs of such Senior and Other Advisors to the Company and/or applicable portfolio companies, and to the extent any such costs are allocated to the Company, they would be treated as Fund Expenses. Payments or allocations to Senior and Other Advisors will not be reduced by the management fee, and can be expected to increase the overall costs and expenses borne indirectly by investors in the Company. There can be no assurance that any of the Senior and Other Advisors, to the extent engaged, will continue to serve in such roles and/or continue their arrangements with Blackstone Credit & Insurance, the Company and/or any portfolio companies for the duration of the relevant investments or throughout the term of the Company. Additionally, from time to time, Senior and Other Advisors provide services on behalf of both the Company and Other Clients, and any work performed by Senior and Other Advisors retained on behalf of the Company could benefit the Other Clients (and alternatively, work performed by Senior and Other Advisors on behalf of Other Clients could benefit the Company), and Blackstone Credit & Insurance shall have no obligation to allocate any portion of the costs to be borne by the Company in respect of such Senior and Other Advisors to the Other Clients, except as described below.
As an example of the foregoing, in certain investments including involving a “platform company,” the Company will generally enter into an arrangement with one or more individuals (who could be former personnel of the Firm or current or former personnel of portfolio companies of the Company or Other Clients, generally will have experience or capability in sourcing or managing investments, and could form a management team) to undertake a new business line or a build-up strategy to acquire and develop assets and businesses in a particular sector or involving a particular strategy. The services provided by such individuals or relevant portfolio company, as the case may be, could include the following with respect to investments: origination or sourcing, due diligence, evaluation, negotiation, servicing, development, management (including turnaround) and disposition. The individuals or relevant portfolio company could be compensated with a salary and equity incentive plan, including a portion of profits derived from the Company or a portfolio company or asset of the Company (which, to the extent permitted by applicable law and/or any applicable SEC-granted exemptive order or no-action relief, can take the form of a management fee and/or profits allocation (whether paid directly to such individuals or to an affiliate entity controlled by such individuals)), or other long-term incentive plans. Compensation could also be based on assets under management, a waterfall similar to a carried interest, respectively, or another similar metric. The Company could initially bear the cost of overhead

(including rent, utilities, benefits, salary or retainers for the individuals or their affiliates entities) and the sourcing, diligence and analysis of investments, as well as the compensation for the individuals and entity undertaking the build-up strategy. Such expenses could be borne directly by the Company as Fund Expenses (or broken deal expenses, if applicable) or indirectly through expenditures by a portfolio company. None of the fees, costs or expenses described above will reduce the management fees.
In addition, the Advisers will, in certain circumstances, engage third parties as Senior and Other Advisors (or in another similar capacity) in order to advise them with respect to existing investments, specific investment opportunities, and economic and industry trends. Such Senior and Other Advisors can receive reimbursement of reasonable related expenses by portfolio companies or the Company and could have the opportunity to invest in a portion of the equity and/or debt available to the Company for investment that would otherwise be taken by the Advisers and their affiliates. If such Senior and Other Advisors generate investment opportunities on the Company’s behalf, such Senior and Other Advisors are permitted to receive special additional fees or allocations which have the potential to not be comparable to those received by a third party in an arm’s length transaction and such additional fees or allocations would be borne fully by the Company and/or portfolio companies (with no reduction or offset to management fees) and not Blackstone Credit & Insurance.
Blackstone has developed a strong network of relationships with investment owners, leading financial institutions, operating partners, senior business executives and government officials. These relationships provide market knowledge and form the backbone of its investment-sourcing network. Blackstone has, and expects to continue to have, a significant volume of deal flow. Primary sources of Blackstone transactions include:
•Relationships of individual Blackstone Senior Managing Directors and professionals;
•Major corporations, investment owners and operators with which Blackstone has worked in the past and that wish to divest assets or partner with Blackstone;
•Investment/commercial banks;
•Brokers/dealers; and
•Borrowers.
Minority Investments in Asset Management Firms. Blackstone and Other Clients, including Blackstone Strategic Capital Holdings (“BSCH”) and its related parties, regularly make minority investments in alternative asset management firms that are not affiliated with Blackstone, the Company, Other Clients and their respective portfolio companies, and which can engage in similar investment transactions, including with respect to purchase and sale of investments, with these asset management firms and their advised funds and portfolio companies. Typically, the Blackstone related party with an interest in the asset management firm would be entitled to receive a share of carried interest/performance based incentive compensation and net fee income or revenue share generated by the various products, vehicles, funds and accounts managed by that third-party asset management firm that are included in the transaction or activities of the third-party asset management firm, or a subset of such activities such as transactions with a Blackstone related party. In addition, while such minority investments are generally structured so that Blackstone does not “control” such third-party asset management firms, Blackstone could nonetheless be afforded certain governance rights in relation to such investments (typically in the nature of “protective” rights, negative control rights or anti-dilution arrangements, as well as certain reporting and consultation rights) that afford Blackstone the ability to influence the firm. Although Blackstone and Other Clients, including BSCH, do not intend to control such third-party asset management firms, there can be no assurance that all third parties will similarly conclude that such investments are non-control investments or that, due to the provisions of the governing documents of such third-party asset management firms or the interpretation of applicable law or regulations, investments by Blackstone and Other Clients, including BSCH, will not be deemed to have control elements for certain contractual, regulatory or other purposes. While such third-party asset managers will not be deemed affiliated with the Company within the meaning of the 1940 Act, Blackstone expects to, under certain circumstances, be in a position to influence the management and operations of such asset managers and the existence of its economic/revenue sharing interest therein can give rise to conflicts of interest. Participation rights in a third-party asset management firm (or other similar business), negotiated governance arrangements and/or the interpretation of applicable law or regulations could expose the investments of the Company to claims by third parties in connection with such investments (as indirect owners of such asset management firms or similar businesses) that would have an adverse financial or reputational impact on the performance of the Company. The Company, its affiliates and their respective portfolio companies are expected to, from time to time engage in transactions with, and buy and sell investments from, any such third-party asset managers and their sponsored funds and transactions and other commercial arrangements between such third-party asset managers and the

Company and its portfolio companies are not subject to approval by the Board. There can be no assurance that the terms of these transactions between parties related to Blackstone, on the one hand, and the Company and its portfolio companies, on the other hand, will be at arm’s length or that Blackstone will not receive a benefit from such transactions, which can be expected to incentivize Blackstone to cause these transactions to occur. Such conflicts related to investments in and arrangements with other asset management firms will not necessarily be resolved in favor of the Company. Shareholders will not be entitled to receive notice or disclosure of the terms or occurrence of either the investments in alternative asset management firms or transactions therewith and will not receive any benefit from such transactions. By investing in the Company, each shareholder acknowledges these conflicts related to investments in and arrangements with other asset management firms, acknowledges that these conflicts will not necessarily be resolved in favor of the Company, agrees that shareholders will not be entitled to receive notice or disclosure of the terms or occurrence of either the investments in alternative asset management firms or transactions therewith, otherwise understands that shareholders will not receive any benefit from such transactions, consents to all such transactions and arrangements to the fullest extent permitted by law, and waives any claim against Blackstone and releases Blackstone from any liability arising from the existence of any such conflict of interest; provided that such consent waiver shall not be construed as a waiver of the shareholder’s rights under federal securities laws or a consent to a violation of federal securities laws.
In addition, from time to time, certain advisors and service providers (including law firms) temporarily provide their personnel to Blackstone, Other Clients or their portfolio companies pursuant to various arrangements including at cost or at no cost. (See also “—Secondments and Internships” herein.) While often the Company, Other Clients and their portfolio companies are the beneficiaries of these types of arrangements, Blackstone is from time to time a beneficiary of these arrangements as well, including in circumstances where the advisor or service provider also provides services to the Company, Other Clients or Blackstone in the ordinary course. Blackstone, the Company, Other Clients or their portfolio companies could receive benefits from these arrangements at no cost, or alternatively could pay all or a portion of the fees, compensation or other expenses in respect of these arrangements. The management fees will not be offset or reduced as a result of these arrangements or any fees, expense reimbursements or other costs related thereto. The personnel described above could provide services in respect of multiple matters, including in respect of matters related to Blackstone, the Company, Other Clients, portfolio companies, each of their respective affiliates and related parties, and Blackstone will endeavor in good faith to allocate the costs of these arrangements, if any, to Blackstone, the Company, Other Clients, portfolio companies and other parties based on time spent by the personnel or another methodology the Firm deems appropriate in a particular circumstance. In such circumstances, a conflict of interest exists because the Advisers and Blackstone Credit & Insurance or their affiliates have an incentive to select one service provider over another on the basis that the Advisers and Blackstone Credit & Insurance or their affiliates could receive the benefit of seconded employees from such service provider, particularly where the compensation and expenses for such personnel during the secondment is borne by the service provider and not the Advisers and Blackstone Credit & Insurance or their affiliates.
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
In addition, to the extent that Blackstone is in possession of material non-public information or is otherwise restricted from making certain investments, the Company and the Advisers would also be deemed to be in possession of such information or otherwise restricted. Additionally, the terms of confidentiality or other agreements with or related to companies in which any Blackstone fund has or has considered making an investment or which is otherwise a client of Blackstone will from time to time restrict or otherwise limit the ability of the Company and/or its portfolio companies and their affiliates to make investments in or otherwise engage in businesses or activities competitive with such companies. Blackstone has in the past entered into, and reserves the right to enter into in the future, one or more strategic relationships in certain regions or with respect to certain types of investments that, although possibly intended to provide greater opportunities for the Company, require the Company to share such opportunities or otherwise limit the amount of an opportunity the Company can otherwise take. (See “—Other Blackstone and Blackstone Credit & Insurance Clients; Allocation of Investment Opportunities”).
Data. The Firm receives, generates and/or obtains various kinds of data and information from the Company, Other Clients, portfolio companies of the Company and Other Clients, investors in the Company and limited partners in Other Clients, related parties, service providers and other sources in connection with the Company’s or any Other Client’s activities, including but not limited to data and information relating to or created in connection with business operations, financial results, trends, budgets, plans, suppliers, customers, employees, contractors, sustainability, energy usage, carbon emissions and related metrics, financial information, commercial and transactional information, customer and user data, employee and contractor data, supplier and cost data, and other related data and information, some of which is sometimes referred to as “alternative data” or “big data.” The Firm can be expected to be better able to anticipate macroeconomic and other trends, and otherwise develop investment themes or identify specific investment, trading or business opportunities, as a result of its access to (and rights regarding, including use, ownership, distribution and derived works rights over) this data and information from the Company,

Other Clients, portfolio companies of the Company and Other Clients, investors in the Company and limited partners in Other Clients, related parties, service providers and other sources in connection with the Company’s or any Other Client’s activities. The Firm has entered and will continue to enter into information sharing and use, measurement and other arrangements, which will give the Firm access to (and rights regarding, including ownership, use, distribution and derived works rights over) data that it would not otherwise obtain in the ordinary course, with the Company, Other Clients, portfolio companies of the Company and Other Clients, investors in the Company and in Other Clients, as well as with related parties, service providers and other sources in connection with the Company’s or any Other Client’s activities. Further, this alternative data is expected to be aggregated across the Company, Other Clients and their respective portfolio companies. Although the Firm believes that these activities improve the Firm’s investment management activities on behalf of the Company and Other Clients, information obtained from the Company and its portfolio companies, and investors in the Company and in Other Clients, as well as related parties, service providers and other sources in connection with the Company’s activities, also provides material benefits to Blackstone or Other Clients without compensation or other benefit accruing to the Company or its shareholders. For example, information from a portfolio company in which the Company holds an interest can be expected to enable the Firm to better understand a particular industry, enhance the Firm’s ability to provide advice or direction on strategy or operations to the management team of one or more portfolio companies owned by the Company or Other Clients, and execute trading and investment strategies in reliance on that understanding for Blackstone and Other Clients that do not own an interest in the portfolio company, typically without compensation or benefit to the Company or its portfolio companies. Blackstone would serve as the repository for data described in this paragraph, including with ownership and use rights therein. The Firm is also permitted to share data from a portfolio company (on an anonymized basis) with a portfolio company of an Other Client, which has the potential to increase a competitive disadvantage for, and indirectly harm, such portfolio company (although the opposite may be true as well, in which case a portfolio company of the Company may receive data from a portfolio company of an Other Client). In addition, the Firm could have an incentive to pursue an investment in a particular company based on the data and information expected to be received or generated in connection with such investment.
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
Data Services. Blackstone or an affiliate of Blackstone formed in the future may provide data services to portfolio companies and investors in the Company and in Other Clients and will provide such services directly to the Company and Other Clients (collectively, “Data Holders”). Such services can be expected to include assistance with obtaining, analyzing, curating, processing, packaging, distributing, organizing, mapping, holding, transforming, enhancing, marketing and selling such data (among other related data and consulting services) for monetization through licensing or sale arrangements with third parties and, subject to applicable law and the limitations in the Advisory Agreements and any other applicable contractual limitations, with the Company, Other Clients, portfolio companies, investors in the Company and in Other Clients, and other Blackstone affiliates and associated entities (including funds in which Blackstone and Other Clients make investments, and portfolio companies thereof). Where Blackstone believes appropriate, data from one Data Holder will be aggregated or pooled with data from other Data Holders. Any revenues arising from such aggregated or pooled data sets would be allocated between applicable Data Holders on a fair and reasonable basis as determined by Blackstone Credit & Insurance in its sole discretion, with Blackstone Credit & Insurance able to make corrective allocations should it determine subsequently that such corrections were necessary or advisable. If Blackstone enters into data services arrangements with portfolio companies and receives compensation from such portfolio companies for such data services, the Company will indirectly bear its share of such compensation based on its pro rata ownership of such portfolio companies which would be in addition to any annual flat fee paid as part of Fund Expenses for data science-related services. Blackstone is expected to receive compensation for such data services, which is expected to include a percentage of the revenues generated through any licensing or sale arrangements with respect to the relevant data, as well as fees, royalties and cost and expense reimbursement (including start-up costs and allocable overhead associated with personnel working on relevant matters (including salaries, benefits and other similar expenses)). Additionally, Blackstone is expected to share and distribute the products from such data services within Blackstone or its affiliates (including Other Clients or their portfolio companies) at no charge and, in such cases, the Data Holders will not receive any financial or other benefit from having provided such data to Blackstone. The potential receipt of such compensation by Blackstone creates incentives for Blackstone to cause the Company to invest in portfolio companies with a significant amount of data that it might not otherwise have invested in or on terms less favorable than it otherwise would have sought to obtain.
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
By acquiring an interest in the Company, each shareholder will be deemed to have acknowledged and consented to the existence or resolution of any such conflicts related to Blackstone affiliate service providers and to have waived any claim with respect to any liability arising from the existence of any such conflict of interest to the fullest extent permitted by law; provided that such consent waiver shall not be construed as a waiver of the shareholder’s rights under federal securities laws or a consent to a violation of federal securities laws.
Blackstone and Blackstone Credit & Insurance Strategic Relationships & Multi-Fund Arrangements. Blackstone and Blackstone Credit & Insurance have entered, and it can be expected that Blackstone and Blackstone Credit & Insurance in the future will enter, into both (i) strategic relationships with investors (and/or one or more of their affiliates) that involve an overall relationship with Blackstone or Blackstone Credit & Insurance (which will afford such investor special rights and benefits) that could (but is not required to) incorporate one or more strategies (including, but not limited to, a different sector and/or geographical focus within the same or a different Blackstone business unit) in addition to the Company’s strategy and (ii) arrangements that involve an agreement or understanding to make an investment in or a capital commitment to (as applicable) the Company and one or more Other Clients, as applicable (which can include a subscription or capital commitment, as applicable, already made recently to another Other Client) (any such overall relationship and/or multi-fund arrangement in the foregoing (i) and (ii), a “Strategic Relationship”), with terms and conditions applicable solely to such investor and its investment in multiple Blackstone or Blackstone Credit & Insurance strategies that would not apply to any other investor’s investment in the Company. Shareholders will not receive a copy of any agreement memorializing such a Strategic Relationship program (even if in the form of a side letter) or receive any other disclosure or reporting of the terms of or existence of any Strategic Relationship and will be unable to elect in the “most-favored-nations” election process (if any) any rights or benefits afforded through a Strategic Relationship (and, for the avoidance of doubt, it is not expected that the terms of, existence of or other information about any Strategic Relationship will be shared with the shareholders about any Strategic Relationship). Specific examples of such additional rights and benefits have included and can be expected to include, among others, specialized reporting, discounts or reductions on and/or reimbursements or rebates of management fees or carried interest (as applicable), secondment of personnel from the investor to Blackstone or Blackstone Credit & Insurance (or vice versa), rights to participate in the investment review and evaluation process, as well as priority rights or targeted amounts for co-investments alongside Blackstone Credit & Insurance or Blackstone funds (including, without limitation, preferential or favorable allocation of co-investment and preferential terms and conditions related to co-investment or other participation in Blackstone or Blackstone Credit & Insurance Clients (including in respect of any carried interest (as applicable) and/or management fees to be charged with respect thereto, preferential opportunities to provide financing, as well as any additional discounts, reductions, reimbursements or rebates with respect thereto or other penalties that may result if certain target co-investment allocations or other conditions under such arrangements are not achieved)). Any co-investment that is part of a Strategic Relationship could include co-investment in investments made by the Company. A Strategic Relationship may also involve Blackstone or its affiliate contributing cash or other assets to support certain return targets with respect to an investment in one or more Other Clients through a Strategic Relationship, which investment returns may also be subject to additional incentive or other fees payable to Blackstone if satisfied in accordance with the terms of the Strategic Relationship program. Blackstone, including its personnel (including Blackstone Credit & Insurance personnel), reserves the right to receive compensation from Strategic Relationships and could be incentivized to allocate investment opportunities away from the Company to or source investment opportunities for Strategic Relationships. Strategic Relationships will in certain circumstances, result in fewer investment and/or co-investment opportunities (or reduced or no allocations) being made available to shareholders, subject to the 1940 Act.

Buying and Selling Investments or Assets from Certain Related Parties. The Company and its portfolio companies may purchase investments or assets from or sell investments or assets to shareholders, other portfolio companies of the Company, portfolio companies of Other Clients or their respective related parties. Such purchases and sales could occur on a programmatic basis. Purchases and sales of investments or assets between the Company or its portfolio companies, on the one hand, and shareholders, other portfolio companies of the Company, portfolio companies of Other Clients or their respective related parties, on the other hand, are not, unless required by applicable law, subject to the approval of the Board or any shareholder. These transactions involve conflicts of interest, as the Firm may receive fees and other benefits, directly or indirectly, from or otherwise have interests in both parties to the transaction, including different financial incentives Blackstone could have with respect to the parties to the transaction. For example, there can be no assurance that any investment or asset sold by the Company to a shareholder, other portfolio companies of the Company, portfolio company of Other Clients or any of their respective related parties will not be valued or allocated a sale price that is lower than might otherwise have been the case if such asset were sold to a third party rather than to a shareholder, portfolio company of Other Clients or any of their respective related parties. The Firm can, but will not be required to, solicit third-party bids or obtain a third-party valuation prior to causing the Company or any of its portfolio companies to purchase or sell any asset or investment from or to a shareholder, other portfolio companies of the Company, portfolio company of Other Clients or any of their respective related parties as provided above.
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
The Company may invest in securities of the same issuers as Other Clients, other investment vehicles, accounts and clients of the Firm and the Advisers. To the extent that the Company holds interests that are different (or more senior or junior) than those held by such Other Clients, Blackstone Credit & Insurance may be presented with decisions involving circumstances where the interests of such Other Clients are in conflict with those of the Company. Furthermore, it is possible the Company’s interest could be subordinated or otherwise adversely affected by virtue of such Other Clients’ involvement and actions relating to its investment.

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
Blackstone has received an exemptive order that permits the Company and other Regulated Funds to, among other things, co-invest with certain other persons, including other Regulated Funds, certain affiliates of Blackstone, Blackstone and certain funds managed and controlled by Blackstone and its affiliates, subject to certain terms and conditions. In addition, other present and future activities of the Firm and its affiliates (including Blackstone Credit & Insurance and the Advisers) will from time to time give rise to additional conflicts of interest relating to the Firm and its investment activities. In the event that any such conflict of interest arises, the Advisers will attempt to resolve such conflicts in a fair and equitable manner. Investors should be aware that, subject to applicable law, conflicts will not necessarily be resolved in favor of the Company’s interests.
Transactions with Clients of Blackstone Insurance. Blackstone Insurance is the business segment of Blackstone Credit & Insurance that provides investment advisory services to insurers, including among others, (i) Fidelity & Guaranty Life Insurance Company and certain of its affiliates (“FGL”), (ii) Everlake Life Insurance Company and certain of its affiliates (“Everlake”), (iii) certain subsidiaries of Corebridge Financial, Inc. (“Corebridge”) and (iv) certain subsidiaries of Resolution Life Group Holdings Ltd. (“Resolution Life”). Certain of the insurers for which Blackstone Insurance provides services are, or may be in the future, owned, directly or indirectly, by Blackstone, the Company, or Other Clients, in whole or in part. Actual or potential conflicts of interest will likely arise in relation to the funds, vehicles or accounts Blackstone Insurance advises or sub-advises, including accounts where an insurer (including, without limitation, each of FGL, Everlake, Corebridge and Resolution Life) participates in investments directly and there is no separate vehicle controlled by Blackstone (for the purposes of this paragraph only, collectively, “Blackstone Insurance Clients,” and each Blackstone Insurance Client is an Other Client for purposes other than this paragraph). Blackstone Insurance Clients, including clients with whom Blackstone Credit & Insurance has an advisory relationship, have invested and are expected to continue investing in Other Clients and/or the Company. Certain Blackstone Insurance Clients have investment objectives that overlap with those of the Company (and Blackstone Credit & Insurance, or a business segment thereof, has entered into sub-management agreements with Blackstone Insurance to manage (for a fee, which such fees may be shared with Blackstone Insurance) the assets of certain such Blackstone Insurance Clients with respect to investments that overlap in part with the Company’s investment directive) or its portfolio companies and such Blackstone Insurance Clients may invest, as permitted by applicable law and the Company’s co-investment exemptive relief, alongside (or in lieu of) the Company or such portfolio companies in certain investments, which will reduce the investment opportunities otherwise available to the Company or such portfolio companies. Blackstone Insurance Clients will also engage in a variety of activities, including participating in transactions related to the Company and/or its portfolio companies (e.g., as originators, co-originators, counterparties or otherwise). Other transactions in which Blackstone Insurance Clients will participate include, without limitation, investments in debt or other securities issued by portfolio companies or other forms of financing to portfolio companies (including special purpose vehicles established by the Company or such portfolio companies). When investing alongside the Company or its portfolio companies or in other transactions related to the Company or its portfolio companies, Blackstone Insurance Clients may not invest or divest at the same time or on the same terms as the Company or the applicable portfolio companies or at a different time or on different terms to the extent permitted by applicable law and the Company’s co-investment exemptive relief. Certain Blackstone Insurance Clients are permitted to acquire investments and portfolio companies directly or indirectly from the Company, as permitted by applicable law and the Company’s co-investment exemptive relief. In circumstances where Blackstone Credit & Insurance determines in good faith that the conflict of interest is mitigated in whole or in part through various measures that Blackstone, Blackstone Credit & Insurance or the Advisers implement, the Advisers may determine to proceed with the applicable transaction (subject to oversight by the Board and the applicable law to which the Company is subject). In order to seek to mitigate any potential conflicts of interest with respect to such transactions (or other transactions involving Blackstone Insurance Clients), Blackstone reserves the right, in its sole discretion, to involve independent members of the board of a portfolio company or a third-party stakeholder in the transaction to negotiate price and terms on behalf of the Blackstone Insurance Clients or otherwise cause the Blackstone Insurance Clients to “follow the vote” thereof, and/or cause an independent client representative or other third party to approve the investment or otherwise represent the interests of one or more of the parties to the transaction. In addition, Blackstone or the Advisers may limit the percentage interest of the Blackstone Insurance Clients participating in such transaction, or obtain appropriate price quotes or other benchmarks, or, alternatively, a third-party price opinion or other document to support the reasonableness of the price and terms of the transaction. Blackstone Insurance is also expected to require the applicable Blackstone Insurance Clients participating in a transaction to consent thereto (including in circumstances where the Advisers do not seek the consent of the Board). There can be no assurance that any such measures or other measures that may be implemented by Blackstone will be effective at mitigating any actual or potential conflicts of interest. Moreover, under certain circumstances (e.g., where a Blackstone Insurance Client participates in a transaction directly (and not through a vehicle controlled by Blackstone) and independently consents to participating in a transaction), a Blackstone Insurance Client (or any other Blackstone Client participating via a similar arrangement) will not be an “Affiliate” as defined under the 1940 Act.
Allocation of Portfolios. The Firm will, in certain circumstances, have an opportunity to acquire a portfolio or pool of assets, securities and instruments that it determines should be divided and allocated among the Company and Other Clients. Such allocations generally would be based on the Firm’s assessment of the expected returns and risk profile of each of the assets. For example, some of the assets in a pool will have an opportunistic return profile, while others will have a return profile not appropriate for the Company. Also, a pool can contain both debt and equity instruments that the Firm determines should be allocated to different funds. In all of these situations, the combined purchase price paid to a seller would be allocated among the multiple assets, securities and instruments in the pool and therefore among the Company and Other Clients acquiring any of the assets, securities and instruments, although the Firm could, in certain circumstances, allocate value to the Company and such Other Clients on a different basis than the contractual purchase price. Similarly, there will likely be circumstances in which the Company and Other Clients will sell assets in a single or related transactions to a buyer. In some cases, a counterparty will require an allocation of value in the purchase or sale contract, though the Firm could determine such allocation of value is not accurate and should not be relied upon. The Firm will generally rely upon internal analysis consistent with its valuation policies and procedures to determine the ultimate allocation of value, though it could also obtain third-party valuation reports. Regardless of the methodology for allocating value, the Firm will have conflicting duties to the Company and Other Clients when they buy or sell assets together in a portfolio, including as a result of different financial incentives the Firm has with respect to different vehicles, most clearly when the fees and compensation, including performance-based compensation, earned from the different vehicles differ. There can be no assurance that an investment of the Company will not be valued or allocated a purchase price that is higher or lower than it might otherwise have been allocated if such investment were acquired or sold independently rather than as a component of a portfolio shared with Other Clients.
Insurance-Related Companies. We expect to invest in or wholly own insurance-related companies (including newly formed entities) that enter into reinsurance arrangements with third-party insurance companies (a “Cedant”) that are not affiliated with the Company (as such term is defined in Section 2(a)(3) of the 1940 Act) but have assets managed by Blackstone Credit & Insurance. In such cases, these reinsurance arrangements will result in Blackstone Credit & Insurance (either directly or through sub-manager arrangements with the Cedant) managing an account held by the Cedant whose assets support reinsurance obligations entered into by our insurance-related portfolio entity (the “Reinsurance Account”); provided that our insurance-related portfolio entity would not indirectly bear the fees related to any reinsurance arrangement with assets managed by Blackstone Credit & Insurance, unless the Cedant that our insurance-related portfolio entity is reinsuring selected Blackstone Credit & Insurance as manager independently after considering third-party alternatives. In these circumstances, in addition to having the potential to independently select Blackstone Credit & Insurance as manager, the Cedant would also be expected to have significant rights and ability to determine the investment strategy of the Reinsurance Account, including underlying asset classes, investment products and investment opportunities to which such Reinsurance Account is allocated. The economic return to our insurance-related portfolio entity of such reinsurance arrangements would be reduced by the cost of any management fee or asset management-related expenses or costs, paid or otherwise borne by the Cedant, even if such fees, expenses or costs are paid to Blackstone Credit & Insurance (because such expenses would not offset the Company’s management fee). The fees paid to Blackstone Credit & Insurance by the Cedant may exceed fees paid to Blackstone Credit & Insurance by the Company with respect to the Company’s investment in any insurance-related portfolio entity. Blackstone Credit & Insurance will also manage or sub-manage the general account or other accounts (including other insurance- or reinsurance-related accounts distinct from the Reinsurance Account) of certain of these third-party insurance companies and by entering into the reinsurance arrangement with our insurance-related portfolio entity, the Cedant would be anticipated to have more capacity to sell additional insurance products and thus obtain additional capital or assets, which can increase the assets managed by Blackstone Credit & Insurance on behalf of the Cedant. As a result of the foregoing, Blackstone Credit & Insurance will be incentivized to participate in and pursue more insurance-related transactions due to the prospect of earning such fees. Subject to compliance with the 1940 Act and applicable guidance, any insurance-related portfolio entity is expected to also engage affiliates to provide non-investment management services from time to time consistent with applicable law. See “—Portfolio Company Service Providers and Vendors.”

Subdivision of Debt Obligations. Blackstone Credit & Insurance, acting in respect of the Company and Other Clients, is permitted, from time to time, to subdivide a debt obligation (including in connection with originating such debt obligation) into two or more tranches (which may be structured as loans, notes or other instruments), each of which could have different terms from the original obligation with respect to interest and principal repayment, seniority, subordination, default remedies, rights to collateral and/or other matters. The owner of the original obligation, which could have been acquired directly from a borrower in a negotiated transaction or in the secondary market, can retain an interest in one or more tranches and elect to dispose of any such interests, including in related-party transactions between the Company and Other Clients. The subdivision or “tranching” of debt obligations typically will be undertaken when Blackstone Credit & Insurance determines that it can achieve competitive advantages or other benefits. For example, a borrower would be expected to favor a lender that is prepared to negotiate a single, consolidated credit arrangement, instead of having to negotiate senior and subordinated loans and/or secured and unsecured loans with multiple lenders. Tranching can also facilitate access to debt obligations or other securities having specific features that suit the differing risk and return and other parameters (including rating or asset eligibility requirements) of the Company or Other Clients on a more customized basis than is available in the market at the particular time. Participation by Blackstone Credit & Insurance in these tranching activities, including as a creator of tranches, will give rise to a variety of potential conflicts of interest between and among the Company and Other Clients. For example, Blackstone Credit & Insurance may determine to tranche a debt obligation into senior and subordinated instruments, notwithstanding that the Client and/or Other Clients may not be permitted to invest in subordinated instruments (which, if rated, may be rated below investment grade). Blackstone Credit & Insurance may then determine to offer such subordinated instruments to Other Clients or co-investors (including third parties), notwithstanding that such debt obligation may have been eligible for investment by the Clients and/or Other Clients if it had not been subdivided. While Blackstone Credit & Insurance will make tranching decisions in good faith based on the characteristics of particular investments, there can be no assurance that Blackstone Credit & Insurance will subdivide investments in any particular manner that would permit the Company to invest in such investments. The same considerations and potential conflicts of interest will apply to the extent Blackstone Credit & Insurance, in coordination with the borrower, structures originated investments into different instruments.
Other Affiliate Transactions and Investments in Different Levels of Capital Structure. The Company and the Other Clients may make investments at different levels of an issuer’s capital structure or otherwise in different classes of an issuer’s securities or loans, or in special purpose vehicles formed by issuers (and in certain circumstances Blackstone Credit & Insurance may be unaware of such Other Client’s investment or the size of the Other Client’s investments, as a result of information walls or otherwise), subject to the limitations of the 1940 Act. In addition, subject to applicable law, from time to time the Company could hold an investment in a different layer of the capital structure than an investor or another party with which Blackstone has a material relationship, in which case Blackstone will have an incentive to cause the Company or the portfolio company to offer more favorable terms to such parties (including, for instance, financing arrangements). Certain such investments inherently give rise to conflicts of interest or perceived conflicts of interest between or among the various classes of securities or loans that are expected to be held by such entities. To the extent the Company holds securities or loans that are different (including with respect to their relative seniority, such as lien priority, payment priority, maturity and structural seniority) than those held by an Other Client, the Advisers and their affiliates will be presented with decisions when the interests of the funds are in conflict. For example, conflicts could arise where the Company lends funds to a portfolio company while an Other Client invests in equity securities of such portfolio company. In this circumstance, for example, if such portfolio company were to go into bankruptcy, become insolvent or otherwise be unable to meet its payment obligations or comply with its debt covenants, conflicts of interest could arise between the holders of different types of securities or loans as to what actions the portfolio company should take. In addition, purchases or sales of securities or loans for the account of the Company (particularly marketable securities) will be bunched or aggregated with orders for Other Clients, including other funds. It is frequently not possible to receive the same price or execution on the entire volume of securities sold, and the various prices could be averaged, which has the potential to be disadvantageous to the Company. In addition, subject to applicable law, the Company could invest in loans to a portfolio company where the collateral includes limited partner interests in Other Clients, including Blackstone-managed pooled investment vehicles. In such cases, Blackstone Credit & Insurance and its affiliates would be presented with conflicts in determining whether to foreclose on loans secured by such interests and Blackstone Credit & Insurance and its affiliates would be presented with conflicts in managing such interests in the event of a foreclosure. If Blackstone Credit & Insurance were to become owners of such interests upon foreclosure, the Company may be disadvantaged by limitations on Blackstone Credit & Insurance’s ability as manager to take certain actions with respect to Blackstone-affiliated interests, including an inability to exercise voting rights. Similarly, if the Company originates senior debt financing collateralized by certain cash generating assets that are contributed by an Other Client or a portfolio company controlled by an Other Client and held in a bankruptcy remote special purpose vehicle (a “Structured Financing”), conflicts may arise where an Other Client holds different interests in such portfolio company or relating to the Structured Financing. Furthermore, though not expected, the terms or pricing of the Company’s investment in a Structured Financing portfolio company could be less favorable than would be the case if such Other Client did not hold an interest in such portfolio company. Further conflicts could arise after the Company and Other Clients have made their respective initial investments. For example, if additional financing is necessary as a result of financial or other difficulties, it is not always in the best interests of the Company to provide such additional financing. If the Other Clients were to lose their respective investments as a result of such difficulties, the ability of the Advisers to recommend actions in the best interests of the Company might be impaired. Any applicable co-investment exemptive order issued by the SEC may restrict the Company’s ability to participate in follow-on financings where it does not hold the same investments as Other Clients or affiliates. Blackstone Credit & Insurance may in its sole discretion take steps to reduce the potential for adversity between the Company and the Other Clients, including causing the Company and/or such Other Clients to take certain actions that, in the absence of such conflict, it would not take. Such conflicts will be more difficult if the Company and Other Clients hold significant or controlling interests in competing or different tranches of a portfolio company’s capital structure. Equity holders and debt holders have different (and often competing) motives, incentives, liquidity goals and other interests with respect to a portfolio company. In addition, there could be circumstances where Blackstone Credit & Insurance agrees to implement certain procedures to ameliorate conflicts of interest that involve a forbearance of rights relating to the Company or Other Clients, such as where Blackstone Credit & Insurance is expected to cause the Company or Other Clients to decline to exercise certain control-and/or foreclosure-related rights with respect to a portfolio company.
Further, the Company is prohibited under the 1940 Act from participating in certain transactions with certain of its affiliates (including portfolio companies of Other Clients) without the prior approval of a majority of the independent members of the Board and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of the outstanding voting securities may be an affiliate of the Company for purposes of the 1940 Act and generally the Company will be prohibited from buying or selling any securities from or to such affiliate, absent the prior approval of the Board. However, the Company may under certain circumstances purchase any such affiliate’s loans or securities in the secondary market, which could create a conflict for the Advisers between the Company’s interests and the interests of such affiliate, in that the ability of the Advisers to recommend actions in the Company’s best interest may be limited. The 1940 Act also prohibits certain “joint” transactions with certain affiliates, which could include investments in the same portfolio company (whether at the same or closely related times), without prior approval of the Board and, in some cases, the SEC.
In addition, conflicts may arise in determining the amount of an investment, if any, to be allocated among potential investors and the respective terms thereof. There can be no assurance that any conflict will be resolved in favor of the Company, and each shareholder acknowledges and agrees that in some cases, subject to applicable law, a decision by Blackstone Credit & Insurance to take any particular action could have the effect of benefiting an Other Client and therefore may not have been in the best interests of, and may be adverse to, the Company. There can be no assurance that the return on the Company’s investment will be equivalent to or better than the returns obtained by the Other Clients participating in the same or similar transactions. The shareholders will not receive any benefit from fees paid to any affiliate of the Advisers in respect of any Other Client’s investment in a portfolio company.
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

Furthermore, where the Company participates in investments alongside Other Clients of Blackstone and its affiliates, the Company and such investments also will be subject to Blackstone’s and its affiliates’ policies and procedures designed to mitigate conflicts of interest. Such policies are designed to ameliorate conflicts, but may have a detrimental effect on the ability of Blackstone Credit & Insurance to exercise certain rights or take certain actions with respect to an investment that may be detrimental to the Company (and such policies may differ from the conflicts policies of Blackstone Credit & Insurance in a manner that is detrimental to the Company). For example, in order to mitigate certain conflicts of interest, Blackstone, Blackstone Credit & Insurance or the Company, may: be recused from participating in any decisions relating or with respect to such investment; rely upon a third party to make the decisions regarding the investment; implement certain procedures or restrictions with respect to the investment, including, without limitation, maintaining a non-controlling interest in any such investment and agreeing to a forbearance of rights; rely on the presence of third-party investors in such transaction to validate the overall terms and/or pricing; agree to limit or cap its ability to vote or otherwise be recused from participating in any decisions relating or with respect to such investment; or limit the applicable portion of such investment (including particular tranches or instruments) that the Company and Other Clients are permitted to acquire (although Blackstone is under no obligation to limit the participation of the Company and Other Clients to any particular percentage and is expected to hold significant (and in certain cases majority) interests in certain issuers (or specific tranches)).
To the extent the Company is required or otherwise determines to “follow the vote” of other similarly situated third parties (if any) in voting and governance matters where conflicts of interest exist, Blackstone Credit & Insurance will have a limited ability to separately protect the Company’s investment and will be dependent upon such third parties’ actions. Such third parties may not be as capable as Blackstone Credit & Insurance and may have other conflicts arising from their other relationships that could impact their decisions. For example, Blackstone Credit & Insurance could play a role in selecting or recommending to borrowers such third-party lenders (and could have other relationships with such lenders, including such lenders being investors in Other Clients) and therefore such lenders could be incentivized to make decisions taking into account the interest of Blackstone and its affiliates, as a whole, and/or such Other Clients, and such third-party lenders will not be obligated to take into account the Company and Other Clients’ interests (beyond taking into account their own interests as lenders). In addition, the Company may forego its consent rights as a lender, in which case the other lenders, borrowers or the servicer may exercise the consent rights. Despite these, and any of the other actions described herein that Blackstone may take to mitigate conflicts, Blackstone may be required to take action when it will have conflicting loyalties between its duties to the Company and Other Clients, which may adversely impact the Company.
When Blackstone Credit & Insurance is required or determines to vote related to an amendment, waiver or modification with respect to an investment of the Company, Blackstone Credit & Insurance generally expects to act in manner intended to represent the collective interests of the Company and Other Clients participating in such investment and otherwise in accordance with its policies and procedures. However, in certain cases, Blackstone Credit & Insurance and its affiliates have agreed, and are expected in the future to agree, to provide the Company and/or Other Clients with consultation and/or consent rights on certain voting matters, including in connection with any such amendment, waiver or modification, in which case the Company and/or such Other Client will be entitled to exercise its consultation rights or direct its vote in any matter reflecting its own interests (and the Company or such Other Client may also be subject to potential conflicts of interest in such determination). Such determination will not necessarily be reflective of the collective interests of the Company and Other Clients as a whole.
Related Financing Counterparties. The Company may invest in companies or other entities in which Other Clients make an investment in a different part of the capital structure (and vice versa) subject to the requirements of the 1940 Act and the Company’s co-investment exemptive order. The Advisers request in the ordinary course proposals from lenders and other sources to provide financing to the Company and its portfolio companies. Blackstone Credit & Insurance takes into account various facts and circumstances it deems relevant in selecting financing sources, including whether a potential lender has expressed an interest in evaluating debt financing opportunities, whether a potential lender has a history of participating in debt financing opportunities generally and with the Firm in particular, the size of the potential lender’s loan amount, the timing of the relevant cash requirement, the availability of other sources of financing, the creditworthiness of the lender, whether the potential lender has demonstrated a long-term or continuing commitment to the success of Blackstone, Blackstone Credit & Insurance and their funds, and such other factors that Blackstone and Blackstone Credit & Insurance deem relevant under the circumstances. The cost of debt alone is not determinative.
It is possible that shareholders, Other Clients, their portfolio companies, co-investors and other parties with material relationships with the Firm, such as shareholders of and lenders to the Firm and lenders to Other Clients and their portfolio companies (as well as Blackstone itself), could provide additional financing to portfolio companies of the Company, subject to the requirements of the 1940 Act. The Firm could have incentives to cause the Company and its portfolio companies to accept less favorable financing terms from a shareholder, Other Clients, their portfolio companies, Blackstone, and other parties with material relationships with the Firm than it would from a third party. If the Company occupies a different, and in particular, a more senior, position in the capital structure than a shareholder, Other Client, their portfolio companies and other parties with material relationships with Blackstone, Blackstone could have an incentive to cause the Company or portfolio company to offer financing terms that are more favorable to such parties. In the case of a related party financing between the Company or its portfolio companies, on the one hand, and Blackstone or Other Clients’ portfolio companies, on the other hand, to the extent permitted by the 1940 Act, the Advisers could, but are not obligated to, rely on a third-party agent to confirm the terms offered by the counterparty are consistent with market terms, or the Advisers could instead rely on their own internal analysis, which the Advisers believe is often superior to third-party analysis given the Firm’s scale in the market. If however any of the Firm, the Company, an Other Client or any of their portfolio companies delegates to a third party, such as another member of a financing syndicate or a joint venture partner, the negotiation of the terms of the financing, the transaction will be assumed to be conducted on an arms-length basis, even though the participation of the Firm related vehicle impacts the market terms. For example, in the case of a loan extended to the Company or a portfolio company by a financing syndicate in which an Other Client has agreed to participate on terms negotiated by a third-party participant in the syndicate, it might have been necessary to offer better terms to the financing provider to fully subscribe the syndicate if the Other Client had not participated. It is also possible that the frequent participation of Other Clients in such syndicates could dampen interest among other potential financing providers, thereby lowering demand to participate in the syndicate and increasing the financing costs to the Company. The Advisers do not believe either of these effects is significant, but no assurance can be given to shareholders that these effects will not be significant in any circumstance. Unless required by applicable law, the Advisers will not seek any consent or approvals from shareholders or the Board in the case of any of these conflicts.
The Firm could cause actions adverse to the Company to be taken for the benefit of Other Clients that have made an investment more senior in the capital structure of a portfolio company than the Company (e.g., provide financing to a portfolio company, the equity of which is owned by the Company) and, vice versa, actions may be taken for the benefit of the Company and its portfolio companies that are adverse to Other Clients. The Firm could seek to implement procedures to mitigate conflicts of interest in these situations such as (i) a forbearance of rights, including some or all non-economic rights, by the Company or relevant Other Client (or their respective portfolio companies, as the case may be) by, for example, agreeing to follow the vote of a third party in the same tranche of the capital structure, or otherwise deciding to recuse itself with respect to both normal course ongoing matters (such as consent rights with respect to loan modifications in intercreditor agreements) and also decisions on defaults, foreclosures, workouts, restructurings and other similar matters, (ii) causing the Company or relevant Other Client (or their respective portfolio companies, as the case may be) to hold only a non-controlling interest in any such portfolio company, (iii) retaining a third-party loan servicer, administrative agent or other agent to make decisions on behalf of the Company or relevant Other Client (or their respective portfolio companies, as the case may be), or (iv) create groups of personnel within the Firm separated by information barriers (which may be temporary and limited purpose in nature), each of which would advise one of the clients that has a conflicting position with other clients. As an example, to the extent an Other Client holds an interest in a loan or security that is different (including with respect to relative seniority) than those held by the Company or its portfolio companies, the Firm can decline to exercise, or delegate to a third party, certain control, foreclosure and other similar governance rights of the Other Client. In these cases, the Firm would generally act on behalf of one of its clients, though the other client would generally retain certain control rights, such as the right to consent to certain actions taken by the trustee or administrative or other agent of the investment, including a release, waiver, forgiveness or reduction of any claim for principal or interest; extension of maturity date or due date of any payment of any principal or interest; release or substitution of any material collateral; release, waiver, termination or modification of any material provision of any guaranty or indemnity; subordination of any lien; and release, waiver or permission with respect to any covenants. The efficacy of following the vote of third-party creditors will be limited in circumstances where the Company or Other Client acquires all or substantially all of a relevant instrument, tranche or class of securities.
In connection with negotiating loans and bank financings in respect of Blackstone Credit & Insurance-sponsored transactions, Blackstone Credit & Insurance will generally obtain the right to participate (for its own account or an Other Client) in a portion of the financings with respect to such Blackstone Credit & Insurance-sponsored transactions on the same terms negotiated by third parties with the Firm or other terms the Advisers determine to be consistent with the market. Although the Firm could rely on third parties to verify market terms, the Firm may nonetheless have influence on such third parties. No assurance can be given that negotiating with a third party, or verification of market terms by a third party, will ensure that the Company and its portfolio companies receive market terms.

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
The respective investment programs of the Company and the Other Clients may or may not be substantially similar. Blackstone Credit & Insurance and/or Blackstone may give advice to, and recommend securities for, Other Clients that may differ from advice given to, or securities recommended or bought for, the Company, even though their investment objectives may be the same as or similar to those of the Company. While Blackstone Credit & Insurance will seek to manage potential conflicts of interest in a fair and equitable manner, the portfolio strategies employed by Blackstone Credit & Insurance and Blackstone in managing their respective Other Clients are likely to conflict from time to time with the transactions and strategies employed by the Advisers in managing the Company and may affect the prices and availability of the securities and instruments in which the Company invests. Participation in specific investment opportunities may be appropriate, at times, for both the Company and Other Clients. In any event, it is the policy of Blackstone Credit & Insurance to allocate investment opportunities and sale opportunities on a basis deemed by Blackstone Credit & Insurance, in its sole discretion, to be fair and equitable over time.
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
Arrangements with Non-U.S. Feeder Funds. Our Common Shares may be sold to feeder vehicles that are not affiliated persons (as that term is used in Section 2(a)(3) of the 1940 Act) of the Company, primarily owned by non-U.S. persons, and created to hold our Common Shares (each, a “Non-U.S. Feeder Fund”). It is expected that one or more Non-U.S. Feeder Funds will offer their interests and/or pay distributions in a currency other than the U.S. dollar and seek to hedge currency risk, as our Common Shares are offered and receive distributions in U.S. dollars. In the future, we may provide a loan or revolving or other line of credit or similar financial support (a “facility”) to a Non-U.S. Feeder Fund in order to support such Non-U.S. Feeder Fund’s currency hedging activities and related financial obligations, which may take the form of a credit facility drawable in certain circumstances to repay a third-party credit facility provided to the Non-U.S. Feeder Fund or amounts owed by the Non-U.S. Feeder Fund to currency hedging counterparties, service providers or other third parties relating to its currency hedging activities. A facility may take other forms, including a guarantee or other obligation to fund capital upon the occurrence of certain events. Under any such arrangements, we may be required to, among other things, comply with certain financial and other covenants. We expect to receive compensation from the Non-U.S. Feeder Fund, which may be based on a fixed or variable interest rate. A facility may not have scheduled amortization payments. Additionally, a Non-U.S. Feeder Fund would be expected to pledge its assets to us in connection with such an arrangement, which would include pledging our Common Shares. To the extent such a facility is extended to the Non-U.S. Feeder Fund, repayment of such facility extended by a third party or by us may be subordinated to (i) distributions by the Non-U.S. Feeder Fund to its investors in the form of dividends or other income, (ii) satisfaction of repurchase or redemption requests by investors in the Non-U.S. Feeder Fund, (iii) satisfaction of amounts owed to one or more hedging counterparties of the Non-U.S. Feeder Fund and/or (iv) satisfaction of amounts owed under a third-party credit facility provided to, or to other financial obligations of, the Non-U.S. Feeder Fund. In addition, if the facility we provide is on an unsecured basis, or if on a secured basis and there are other secured claims senior to ours, such secured creditors would generally control the liquidation of collateral and the Non-U.S. Feeder Fund’s obligation to repay us will rank junior in priority to that of such secured creditors. It is anticipated that a Non-U.S. Feeder Fund will invest all or substantially all of its investable assets in our Common Shares. As a result, a Non-U.S. Feeder Fund (i) will have limited sources of cash to repay any facility extended by a third party or by us, and repayment of any such facility would generally come from proceeds from repurchase requests by the Non-U.S. Feeder Fund of our Common Shares pursuant to the share repurchase program, even though other sources of repayment may be available, and (ii) may not be able to repay any such facility prior to maturity or at all. In the event that a Non-U.S. Feeder Fund fails to meet its obligations to us under a facility and we exercise contractual remedies, it could result in ownership of our Common Shares transferring from the Non-U.S. Feeder Fund to us outside of the share repurchase program, which would be more likely to occur in periods of financial stress. This could also occur during periods when we are prorating pursuant to the share repurchase program. As a result, our Common Shares held by the Non-U.S. Feeder Fund may be repurchased by us in full or at a greater rate than our repurchases of Common Shares from shareholders redeeming under the share repurchase program. Furthermore, we may be required to fund the facility during a period when we are prorating pursuant to the share repurchase program. In addition, the Advisers, or an affiliate, may provide assistance to the Non-U.S. Feeder Fund with respect to its currency hedging activities without compensation. In connection with any such assistance, the Non-U.S. Feeder Fund may decide to enter into hedge positions that could have a greater risk of loss and result in an increased use of the facility. We do not expect to enter into financing arrangements, including any facility, with a Non-U.S. Feeder Fund prior to existing shareholders having had the opportunity to tender their shares without proration (if any) during a 12 month period pursuant to the terms of the share repurchase program. See “Item 1. Business—Share Repurchase Program.”
Other Blackstone and Blackstone Credit & Insurance Clients; Allocation of Investment Opportunities. Certain inherent conflicts of interest arise from the fact that the Advisers, Blackstone Credit & Insurance and Blackstone provide investment management, advisory and sub-advisory services to the Company and Other Clients.
Blackstone Credit & Insurance and/or Blackstone may give advice to, and recommend securities for, Other Clients that may differ from advice given to, or securities recommended or bought for, the Company, even though their investment objectives may be the same as or similar to those of the Company. Blackstone Credit & Insurance has adopted guidelines and policies, which can be expected to be updated from time to time, regarding allocation of investment opportunities. While Blackstone Credit & Insurance will seek to manage potential conflicts of interest in a fair and equitable manner, the portfolio strategies employed by Blackstone Credit & Insurance and Blackstone in managing their respective Other Clients are likely to conflict from time to time with the transactions and strategies employed by the Advisers in managing the Company and may affect the prices and availability of the securities and instruments in which the Company invests. Participation in specific investment opportunities may be appropriate, at times, for both the Company and Other Clients.

Blackstone Credit & Insurance provides investment management services to Other Blackstone Credit & Insurance Clients. In addition, Blackstone provides investment management services to Blackstone Clients. Blackstone and Blackstone Credit & Insurance will share appropriate investment opportunities (and sale opportunities) (including, without limitation, secondary market transactions and certain syndicated primary issuance transactions (which generally will not be originated investments)) with Other Clients and the Company in accordance with Blackstone or Blackstone Credit & Insurance allocation policies, as applicable, which generally provide for allocating targeted investment acquisitions pro rata based on “Available Capital” (as defined below) and targeted investment sales based on the aggregate positions held by the Company and the applicable Other Clients, in each case taking into account the applicable factors listed below under “—Allocation Methodology Considerations.” “Available Capital” includes and takes into account (a) capital already deployed, (b) imminent net subscriptions for open ended vehicles, (c) commitments (including commitments likely to close within a reasonable time of allocation), (d) available or anticipated leverage and/or (e) target deployment amounts over a specified time period (e.g., annual target deployment). “Available Capital” may take into account capital to be recycled (the requirements for what is “recyclable” may vary by the Company and Other Clients per their governing documents). Blackstone and Blackstone Credit & Insurance assess whether investment opportunities are appropriate for Other Clients, including where such opportunities are within the investment strategies, mandates, guidelines, limitations, restrictions, terms and objectives of Other Clients, on a basis that Blackstone or Blackstone Credit & Insurance, as applicable, believe in good faith to be fair and reasonable. As part of this process, the adviser to each Regulated Fund (as defined below) within a Blackstone business unit considering an investment opportunity must take into account such Regulated Fund’s Core Mandate (as adopted by the adviser to each Regulated Fund and approved by the directors of each Regulated Fund participating in co-investment transactions) and affirmatively consider all deals within the Core Mandate for the Regulated Fund. “Regulated Funds” are Other Clients that are closed-end management investment companies that have elected to be regulated as a BDC or are registered under the 1940 Act and who intend to rely on the exemptive order.
To the extent an opportunity is shared with one or more Other Clients, Blackstone Credit & Insurance expects that such Other Clients generally will invest on substantially the same economic terms available to the Company (including sharing of transaction fees and expenses) and generally will exit investments at the same time and on substantially the same economic terms as the Company, and on a pro rata basis with the Company subject to legal, tax, regulatory, accounting or applicable considerations (including the terms of the governing agreements of, or portfolio management considerations applicable to, the Company or such Other Clients); provided that the Company may syndicate a portion of an investment where Other Clients do not also syndicate a portion of the investment or vice versa. (See also “—Transactions with Clients of Blackstone Insurance”). To the extent the Company invests in affiliated registered funds and/or business development companies, such registered funds and/or business development companies will follow their own allocation policy, which may differ from Blackstone Credit & Insurance’s policy and include different or additional allocation factors to those factors set out below.
Allocation Methodology Considerations. Notwithstanding the foregoing, Blackstone, Blackstone Credit & Insurance and their affiliates may also consider the following factors in making any allocation determinations, and such factors may result in a different allocation of investment and/or sale opportunities: (i) the risk-return and target return profile of the proposed investment relative to the Company’s and the Other Clients’ current risk profiles; (ii) the Company’s and/or the Other Clients’ investment strategies, mandates, guidelines, limitations, restrictions, terms and objectives (including whether such objectives are considered solely in light of the specific investment under consideration or in the context of the respective portfolios’ overall holdings), focus (including investment focus on a classification attributable to an investment, such as maturity), parameters and investor preferences of the Company and the Other Clients (including, without limitation, with respect to Other Clients that expect to invest in or alongside other funds or across asset classes based on expected return (such as certain managed accounts or other investment vehicles (whether now in existence or which may be established in the future)) with similar investment strategies and objectives); (iii) diversification and concentration considerations in the Company’s or the Other Clients’ portfolios (including the potential for the proposed investment to create an industry, sector, geography, region, location, market or issuer imbalance in the Company’s and Other Clients’ portfolios, as applicable) and taking into account any existing non-pro rata investment positions in the portfolio of the Company and Other Clients and the pipeline of potential investment opportunities that may be available for investment by the Company and Other Clients, as reasonably determined by Blackstone Credit & Insurance and in accordance with the co-investment exemptive order; (iv) liquidity considerations of the Company and the relevant Other Clients (a) during a ramp up (which includes the period prior to or after the initial closing of an Other Client during which Blackstone may deploy funds already invested or committed (or that Blackstone anticipates will be invested or committed) and can continue for a period during an Other Client’s fundraising and/or acceptance of future subscriptions as deemed appropriate by the Firm, including to protect against zero or de minimis allocations or in anticipation of future subscriptions), (b) the availability of warehouse vehicles or arrangements for the benefit of current Other Clients or potential future Other Clients, including both Blackstone-controlled and third-party warehouse arrangements or (c) wind-down of one or more of the Company or such Other Clients, proximity to the end of the Company’s or Other Clients’ specified term, investment period or holding period, any redemption/withdrawal requests, anticipated future contributions and available cash or capital; (v) legal, tax, accounting and other considerations or consequences; (vi) regulatory or contractual provisions, obligations, terms, limitations, restrictions or consequences related to the Company or Other Clients (including, without limitation, requirements under the 1940 Act and any related rules, orders, guidance or other authority applicable to the Company or Other Clients); (vii) avoiding a de minimis or odd lot allocation; (viii) availability and degree of leverage and any requirements or other terms of the investment, or of any existing leverage facilities; (ix) the Company’s or Other Clients’ investment focus on a classification attributable to an investment or issuer of an investment, including, without limitation, investment strategy, geography, location, industry or business sector; (x) the nature and extent of involvement in the transaction on the part of the respective teams of investment professionals dedicated to the Company or such Other Clients; (xi) the management of any actual or potential conflict of interest; (xii) with respect to investments that are made available to Blackstone, Blackstone Credit & Insurance and their affiliates by counterparties pursuant to negotiated trading platforms (e.g., ISDA contracts), the absence of such relationships which may not be available for the Company and all Other Clients; (xiii) co-investment arrangements; (xiv) Available Capital of the Company and such Other Clients; (xv) timing expected to be necessary to execute an investment; (xvi) sourcing of the investment; (xvii) the specific nature (including size, type, amount, liquidity, holding period, anticipated maturity and minimum investment criteria) of the investment; (xviii) expected investment return; (xix) expected cash characteristics (such as cash-on-cash yield, distribution rates or volatility of cash flows); (xx) capital expenditure required as part of the investment; (xxi) relation to existing investments in a fund, if applicable (e.g., “follow on” to existing investment, joint venture or other partner to existing investment, or same security as existing investment); (xxii) whether Blackstone, Blackstone Credit & Insurance or their affiliates believe that allocating investment opportunities to an investor will help establish, recognize, strengthen and/or cultivate relationships that may provide indirectly longer-term benefits (including strategic, sourcing or similar benefits) to the Company, Other Clients and/or Blackstone; and (xxiii) any other considerations deemed relevant by Blackstone, Blackstone Credit & Insurance or their affiliates, as applicable. For the avoidance of doubt and notwithstanding anything herein to the contrary, an affiliate of Blackstone Credit & Insurance from time to time will be allocated for its own account a portion of certain origination opportunities that otherwise would be appropriate investment opportunities for Other Clients.
Certain Other Clients have investment discretion, including opt-in or opt-out rights for a specified period of time. Blackstone, Blackstone Credit & Insurance or their affiliates may initially allocate commitments to those Other Clients on the assumption that they will participate in an investment opportunity, subject to their election. If such Other Client subsequently elects not to participate in the investment opportunity, Blackstone, Blackstone Credit & Insurance or their affiliates may reallocate the unused portion of the investment to the Company and Other Clients that are participating, generally on a pro rata basis based on the original allocations, provided that (i) no participating fund is allocated more than its desired hold, and (ii) Blackstone, Blackstone Credit & Insurance or their affiliates determines that the reallocation is fair and equitable and in the best interests of the participating funds.
Subject to the requirements of the 1940 Act and the Company’s co-investment exemptive order, Blackstone, Blackstone Credit & Insurance shall not have any obligation to present any investment opportunity (or portion of any investment opportunity) to the Company if Blackstone or Blackstone Credit & Insurance, as applicable, determine in good faith that such opportunity (or portion thereof) should not be presented to the Company, including for any one or a combination of the reasons specified above, such as the investment not being within the Company’s Core Mandate, or if Blackstone or Blackstone Credit & Insurance, as applicable, are otherwise restricted from presenting such investment opportunity to the Company.
Investment Alongside Regulated Funds. In addition, Blackstone has received an exemptive order from the SEC that permits certain existing and future Regulated Funds, including the Company, among other things, to co-invest with certain other persons, including other Regulated Funds, certain affiliates of Blackstone, Blackstone, and certain funds managed and controlled by Blackstone and its affiliates, subject to certain terms and conditions. For so long as any privately negotiated investment opportunity falls within the Core Mandate of one or more Regulated Funds, such investment opportunity shall also be offered to such Regulated Fund(s). If the aggregate targeted investment sizes of the Company, such Other Clients and such Regulated Fund(s) that are allocated an investment opportunity exceed the amount of such investment opportunity, then the allocation of such investment opportunity to the Company may be less than the Company’s target investment size. This may result in allocation to the Company in an amount less than what it would otherwise have been if such other entities did not participate in such investment opportunity. The co-investment exemptive order also restricts the ability of the Company (or any Other Client) from investing in any privately negotiated investment opportunity alongside a Regulated Fund except at the same time and on same terms, as described in the exemptive order. As a result, the Company risks being unable to make investments in different parts of the capital structure (e.g., equity investments, debt investments, hybrid securities, etc.) of the same issuer in which a Regulated Fund has invested or seeks to invest. Likewise, Regulated Funds and Other Clients that are not Regulated

Funds risk being unable to make investments in different parts of the capital structure of the same issuer in which the Company has invested or seeks to invest.
Further, the Company may be unable to participate in or effect certain transactions, or take certain actions in respect of certain investments, on account of applicable restrictions under the 1940 Act, related guidance from the SEC and/or the Company’s exemptive order. For example, the Company may be restricted from participating in certain transactions or taking certain actions in respect of portfolio companies in which certain funds managed and controlled by Blackstone, Blackstone Credit & Insurance and their respective affiliates and/or a Regulated Fund has also invested, which may include, but are not limited to:
•declining to vote;
•participating in a potential co-investment opportunity (as such participation may not comply with the conditions of the co-investment exemptive order); or
•exercising rights with respect to any such investment.
The Company may also be required to sell an investment to avoid potential violations of the 1940 Act and/or related rules thereunder or for other reasons. In such cases, the Company’s interests in an investment may be adversely affected, including by resulting in the dilution of or decrease in the value of the Company’s investment or in the Company being put in a disadvantageous position with respect to the investment as compared to Other Clients, including other Regulated Funds, or with respect to Blackstone or other affiliates of Blackstone. Whether the Company participates or declines to participate in any such action or transaction will be made by the Advisers in their sole discretion, subject to the Advisers’ fiduciary duties and applicable law, including the 1940 Act, the rules thereunder and/or the exemptive order. There is no assurance that any such determination will be resolved in favor of the Company’s interests. The rules promulgated by the SEC under the 1940 Act, as well as any related guidance from the SEC and/or the terms of the exemptive order itself, are subject to change.
Blackstone has received an amended co-investment exemptive order (the “Amended Order”) which covers business units of Blackstone beyond Blackstone Credit & Insurance and which could impact the amount of any allocation made available to Regulated Funds and thereby affect (and potentially decrease) the allocation made available to the Company. The Amended Order contains certain conditions less restrictive than Blackstone Credit & Insurance’s prior co-investment exemptive order, and, among other things, (i) permits Blackstone increased freedom in the allocation of investment opportunities across Other Clients, including allowing previously ineligible affiliated entities and accounts to participate in transactions alongside the Company, (ii) allows the Company to more readily invest in issuers in which Other Clients have an existing position and (iii) allows a significantly greater number of transactions to be effected without the approval of the Independent Trustees of the Company.
Further, it is also possible that Blackstone could, in the future, become subject to a new exemptive order (or new provisions of the existing exemptive order), which could include restrictions, limitations and requirements affecting investment allocations that differ from or extend beyond those described above and could result in increased costs to the Company, any Other Client and any Regulated Funds. To the extent such future exemptive orders afford Blackstone greater discretion in allocating transactions among the Company, any Other Client and any Regulated Funds, Blackstone will retain sole discretion in making such determinations in accordance with such exemptive orders, notwithstanding any associated conflicts. Additionally, the other terms and conditions of any such new or revised exemptive orders may be more or less restrictive than the Amended Order.
Moreover, with respect to the ability of Blackstone, Blackstone Credit & Insurance and their affiliates to allocate investment opportunities, including where such opportunities are within the Core Mandate of the Company or any other Regulated Fund and the objectives and guidelines of one or more Other Clients (which allocations are to be made on a basis that Blackstone Credit & Insurance believes in good faith to be fair and reasonable), Blackstone, Blackstone Credit & Insurance and their affiliates have established general guidelines and policies, which they can be expected to update from time to time, for determining how such allocations are to be made, which, among other things, set forth principles regarding what constitutes “debt” or “debt-like” investments, criteria for defining “control-oriented equity” or “infrastructure” investments, guidance regarding allocation for certain types of investments (e.g., distressed assets) and other matters. In addition, certain Other Clients can receive certain priority or other allocation rights with respect to certain investments, subject to various conditions set forth in such Other Clients’ respective governing agreements. The application of those guidelines and conditions could result in the Company or Other Clients not participating (and/or not participating to the same extent) in certain investment opportunities in which they would have otherwise participated had the related allocations been determined without regard to such guidelines and conditions and based only on the circumstances of those particular investments.
Additionally, investment opportunities sourced by Blackstone, Blackstone Credit & Insurance or their affiliates will be allocated in accordance with Blackstone’s, Blackstone Credit & Insurance’s and their affiliates’ allocation policies, as applicable, which provide that investment opportunities will be allocated in whole or in part to other business units of the Firm on a basis that (i) takes into account the investment focus of each other business unit of the Firm, with the adviser to each Regulated Fund within a business unit considering an investment opportunity taking into account such Regulated Fund’s Core Mandate and affirmatively considering all deals within the Core Mandate for the Regulated Fund; and (ii) Blackstone and Blackstone Credit & Insurance believe in good faith to be fair and reasonable. It should also be noted that investment opportunities sourced by business units of the Firm other than Blackstone Credit & Insurance will, subject to applicable law and the terms of the Company’s co-investment exemptive relief, be allocated in accordance with such business units’ allocation policies, which will result in such investment opportunities being allocated, in whole or in part, away from Blackstone Credit & Insurance, the Company and Other Blackstone Credit & Insurance Clients.
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
The Advisers are permitted, but will be under no obligation to, provide co-investment opportunities relating to investments made by the Company to fund shareholders, Other Clients, and investors in such Other Clients, subject to the Company’s exemptive relief and the 1940 Act. Such co-investment opportunities may be offered to such parties in the Advisers’ discretion subject to the Company’s exemptive relief. From time to time, Blackstone Credit & Insurance may form one or more funds or accounts to co-invest in transactions with the Company (or transactions alongside any of the Company and one or more Other Clients). Furthermore, for the avoidance of doubt, to the extent that the Company has received its target amount in respect of an investment opportunity, any remaining portion of such investment opportunity initially allocated to the Company may be allocated to Other Clients or to co-investors in Blackstone or Blackstone Credit & Insurance’s discretion, as applicable.
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
Underlying Investment Companies or BDCs. We may invest in investment companies or BDCs managed by affiliates of the Advisers, which could result in conflicts of interest. For example, the Advisers and their affiliates may be incentivized to cause us to invest in such investment companies or BDCs to help achieve economies of scale for such vehicles. In addition, the Advisers and their affiliates may be conflicted when determining whether and in what manner to submit repurchase requests to such underlying investment companies or BDCs, including in order to avoid repurchase requests exceeding the amount offered. As a result, we may end up deploying more of our assets into such vehicles than we would otherwise have done absent such conflicts. See “Risks Related to Our Investments—We may be exposed to risks associated with investments in underlying investment companies or BDCs.”
Blackstone Multi-Strategy Vehicles. Certain funds, vehicles, clients, accounts and other similar arrangements (including one or more vehicles for retail investors), are or will be part of a series of multi-strategy investment programs designed to provide investors with exposure to a broad mix of, and leverage the talent and investment capabilities of, Blackstone’s key investment programs (e.g., private equity, real estate, credit, tactical opportunities, secondaries, life sciences, infrastructure and growth) (the “Blackstone Multi-Strategy Vehicles”). Blackstone intends to establish additional Blackstone Multi-Strategy Vehicles in the future. Blackstone Multi-Strategy Vehicles will seek to invest a material portion (and potentially substantially all) of their assets in or alongside Blackstone Clients (including the Company) as part of its investment programs.
The terms upon which such Blackstone Multi-Strategy Vehicles may invest in Blackstone Clients (including the Company), may materially differ, and may in some instances be materially more favorable to such Blackstone Multi-Strategy Vehicles (and its investors) as compared to other investors in such Blackstone Clients. Such different terms will from time to time create potential conflicts of interests for Blackstone or its affiliates, where the interests of the investors in such Blackstone Multi-Strategy Vehicles do not align with the interests of other investors in the Company, including with respect to the allocation of co-investment opportunities.
Such Blackstone Multi-Strategy Vehicles could grow significantly in size over time, and such vehicles could allocate a substantial portion of their assets into the Company, which, if accepted by the Company, could affect the Company’s portfolio management processes, as the Company may not be able to deploy potentially large amounts of capital quickly as it may have difficulty identifying and purchasing suitable investments on attractive terms, or if market conditions cause the Company to participate in investments at an inopportune time. Large or irregular capital inflows may accelerate the Company’s investment pacing beyond what would otherwise be pursued, potentially increasing exposure to less attractive opportunities. If the Company is unable to find suitable investments on a timely basis, the Company may be required to hold cash or other liquid investments for longer periods, which would be dilutive to overall investment returns. In addition, where the Company accepts large amounts of subscription proceeds from such Blackstone Multi-Strategy Vehicles that exceed the amount it requires to make its investments, the Company may be more inclined to deploy such additional sums into money market accounts or other similar temporary investments. As management fee is charged on the Company’s NAV (which includes any uninvested cash), maintaining elevated cash balances or investing in temporary investments may create cash drag, resulting in less efficient deployment of capital relative to such capital being invested in appropriate investments.
If capital contributed by Blackstone Multi-Strategy Vehicles constitutes a disproportionately large percentage of the funds raised by the Company, the Company could become overly dependent or exposed to the subscription and/or repurchase decisions of such vehicles. Material shifts in capital contributions and redemptions may materially affect, among others, the Company’s portfolio construction, liquidity management and diversification profile.
Similarly, as such Blackstone Multi-Strategy Vehicles increase in size, for the purposes of their liquidity management, such Blackstone Multi-Strategy Vehicles may make repurchase requests (which may be significant relative to the assets of the Company) which could result in additional stress on the liquidity of the Company or increase the likelihood of the Company reaching its quarterly repurchase limits under its share repurchase program quicker than it would otherwise have. Furthermore, substantial repurchases could also significantly restrict the Company’s ability to obtain financing or transact with derivatives counterparties needed for its investment strategies or otherwise to consummate future investments, resulting in shareholders not having their capital invested in the manner originally contemplated. If the Company decides to satisfy all resulting repurchase requests, the Company’s cash flow could be materially adversely affected. In addition, if the Company determines to sell assets to satisfy repurchase requests, it may not be able to realize the return on such assets that it may have been able to achieve had it sold at a more favorable time, and the Company’s results of operations and financial condition, including, without limitation, breadth of its portfolio by property type and location, could be materially adversely affected. Finally, substantial repurchases could hinder the Company’s ability to attract and admit new investors or encourage and accept additional subscriptions from existing shareholders, particularly as a result of legal, tax, regulatory or other similar considerations resulting from such withdrawals.
As Blackstone Multi Strategy Vehicles may be subject to different regulatory frameworks, reporting obligations and disclosure/notice requirements, actions required to satisfy those obligations may directly impose additional reporting or timing requirements on the Company.
Finally, if such Blackstone Multi-Strategy Vehicles accept significant amounts of subscription proceeds (or their equivalent) which allow it to make a corresponding subscription to the Company in an amount which is significantly greater than that of other investors in the Company, then the outcome of such investor votes in respect of the Company (to the extent such Blackstone Multi-Strategy Vehicle is not restricted from voting or otherwise) will in practice be determined by the underlying investors of the such Blackstone Multi-Strategy Vehicles and/or the such Blackstone Multi-Strategy Vehicles’ respective managers, operators and/or advisers (as applicable).
Certain Investments Inside the Company’s Mandate that are not Pursued by the Company. Under certain circumstances, Blackstone or Blackstone Credit & Insurance can be expected to determine not to pursue some or all of an investment opportunity within the Company’s Core Mandate, including without limitation, as a result of business, reputational or other reasons applicable to the Company, Other Clients, their respective portfolio companies or Blackstone. In addition, Blackstone Credit & Insurance will, in certain circumstances, determine that the Company should not pursue some or all of an investment opportunity, including, by way of example and without limitation, because the Company has already invested sufficient capital in the investment, sector, industry, geographic region or markets in question, as determined by Blackstone Credit & Insurance in its good faith discretion, or the investment is not appropriate for the Company for other reasons as determined by Blackstone Credit & Insurance in its good faith reasonable sole discretion. In any such case Blackstone or Blackstone Credit & Insurance could, thereafter, offer such opportunity to other parties, including Other Clients or portfolio companies or limited partners or shareholders of the Company or Other Clients, joint venture partners, related parties or third parties. Any such Other Clients could be advised by a different Blackstone or Blackstone Credit & Insurance business group with a different investment committee, which could determine an investment opportunity to be more attractive than Blackstone Credit & Insurance believes to be the case. In any event, there can be no assurance that Blackstone Credit & Insurance’s assessment will prove correct or that the performance of any investments actually pursued by the Company will be comparable to any investment opportunities that are not pursued by the Company. Blackstone and Blackstone Credit & Insurance, including their personnel, are permitted to receive compensation from any such party that makes the investment, including an allocation of carried interest or referral fees, and any such compensation could be greater than amounts paid by the Company to Blackstone Credit & Insurance. In some cases, Blackstone or Blackstone Credit & Insurance earns greater fees when Other Clients participate alongside or instead of the Company in an investment.
Cross Transactions. Situations can arise where certain assets held by the Company are transferred to Other Clients and vice versa. Such transactions will be conducted in accordance with, and subject to, the Advisers’ contractual obligations to the Company and applicable law, including the 1940 Act.
Co-Investment. The Company will co-invest with its shareholders, limited partners and/or shareholders of the Other Clients, the Firm’s affiliates and other parties with whom Blackstone Credit & Insurance has a material relationship. The allocation of co-investment opportunities is entirely and solely in the discretion of Blackstone Credit & Insurance, subject to applicable law. In addition to participation by consultants in specific transactions or investment opportunities, consultants and/or other Firm employees may be permitted to participate in the Firm’s side-by-side co-investment rights. Co-investors with such rights generally do not provide for an advisory fee or carried interest payable by participants therein and their participation generally results in the Company being allocated a smaller share of an investment than would otherwise be the case in the absence of such side-by-side. Furthermore, Other Clients will be permitted (or have a preferred right) to participate in the Firm’s side-by-side co-investment rights.
In certain circumstances, Blackstone Credit & Insurance will determine that a co-investment opportunity should be offered to one or more third parties (including, without limitation, one or more third-party investment funds or investment accounts for which Blackstone may provide administrative, valuation or similar non-advisory services and/or receive transaction or other fees with respect to investments) (such investors, “Co-Investors”), including investors in one or more Other Clients, and will maintain sole discretion with respect to which Co-Investors are offered any such opportunity. We are not restricted from engaging in transactions with Other Clients that are not affiliated persons within the meaning of the 1940 Act. It is expected that many investors who will, in certain circumstances, have expressed an interest in co-investment opportunities will not be offered or allocated any co-investment opportunities or will, in certain circumstances, receive a smaller amount of co-investment opportunities than the amount requested. Any co-investments offered by Blackstone Credit & Insurance will be on such terms and conditions (including with respect to advisory fees, performance-based compensation and related arrangements and/or other fees applicable to co-investors) as Blackstone Credit & Insurance determines to be appropriate in its sole discretion on a case-by-case basis, which may differ amongst co-investors with respect to the same co-investment. In addition, the performance of Other Clients co-investing with the Company is not considered for purposes of calculating the incentive fee payable by the Company to the Adviser. Furthermore, the Company and co-investors will often have different investment objectives and limitations, such as return objectives and maximum hold period. Blackstone Credit & Insurance, as a result, will have conflicting incentives in making decisions with respect to such opportunities. Even if the Company and any such parties invest in the same securities on similar terms, conflicts of interest will still arise as a result of differing investment profiles of the investors, among other items, and there is no guarantee that decisions will be made in a manner that prioritizes the interests of the Company over those of such other parties.
•General Co-Investment Considerations. There are expected to be circumstances where an amount that would otherwise have been invested by the Company is instead allocated to co-investors (who could be shareholders of the Company or limited partners of Other Clients) or supplemental capital vehicles, and there is no guarantee that any shareholders will be offered any particular co-investment opportunity. Each co-investment opportunity (should any exist) is likely to be different, and allocation of each such opportunity will depend on the facts and circumstances specific to that unique situation (e.g., timing, industry, size, geography, asset class, projected holding period, exit strategy and counterparty). Different situations will require that the various facts and circumstances of each opportunity be weighted differently, as Blackstone Credit & Insurance deems relevant to such opportunity. Such factors are likely to include, among others, whether a co-investor adds strategic value, industry expertise or other similar synergies; whether a potential co-investor has expressed an interest in evaluating co-investment opportunities; whether a potential co-investor has an overall strategic relationship with the Firm; whether a potential co-investor has demonstrated a long-term and/or continuing commitment to the potential success of Blackstone, Blackstone Credit & Insurance, the Company, Other Clients or other co-investments (including whether a potential co-investor will help establish, recognize, strengthen and/or cultivate relationships that can provide indirectly longer-term benefits to the Company or Other Clients and their respective underlying portfolio companies, or whether the potential co-investor has significant capital under management by the Firm or intends to increase such amount); the ability of a potential co-investor to commit to a co-investment opportunity within the required timeframe of the particular transaction; Blackstone Credit & Insurance’s assessment of a potential co-investor’s ability to invest an amount of capital that fits the needs of the investment (taking into account the amount of capital needed as well as the maximum number of investors that can realistically participate in the transaction); whether the co-investor is considered “strategic” to the investment because it is able to offer the Company certain benefits, including but not limited to, the ability to help consummate the investment, the ability to aid in operating or monitoring the portfolio company or the possession of certain expertise; the transparency, speed and predictability of the potential co-investor’s investment process; whether the Firm has previously expressed a general intention to seek to offer co-investment opportunities to such potential co-investor; whether a potential co-investor has the financial and operational resources and other relevant wherewithal to evaluate and participate in a co-investment opportunity; the familiarity the Firm has with the personnel and professionals of the investor in working together in investment contexts (which may include such potential co-investor’s history of investment in other Firm co-investment opportunities); the extent to which a potential co-investor has committed to an Other Client; the size of such potential co-investor’s interest to be held in the underlying portfolio company as a result of the Company’s investment (which is likely to be based on the size of the potential co-investor’s capital commitment or investment in the Company); the extent to which a potential co-investor has been provided a greater amount of co-investment opportunities relative to others; the ability of a potential co-investor to invest in potential add-on acquisitions for the portfolio company or participate in defensive investments; the likelihood that the potential co-investor would require governance rights that would complicate or jeopardize the transaction (or, alternatively, whether the investor would be willing to defer to the Firm and assume a more passive role in governing the portfolio company); any interests a potential co-investor might have in any competitors of the underlying portfolio company; the tax profile of the potential co-investor and the tax characteristics of the investment (including whether the potential co-investor would require particular structuring implementation or covenants that would not otherwise be required but for its participation or whether such co-investor’s participation is beneficial to the overall structuring of the investment); whether a potential co-investor’s participation in the transaction would subject the Company and/or the portfolio company to additional regulatory requirements, review and/or scrutiny, including any necessary governmental approvals required to consummate the investment; the potential co-investor’s interaction with the potential management team of the portfolio company; whether the potential co-investor has any existing positions in the portfolio company (whether in the same security in which the Company is investing or otherwise); whether there is any evidence to suggest that there is a heightened risk with respect to the potential co-investor maintaining confidentiality; whether the potential co-investor has demonstrated a long-term and/or continuing commitment to the potential success of the Company, other affiliated funds and/or other co-investments, including the size of such commitment; whether the potential co-investor has any known investment policies and restrictions, guideline limitations or investment objectives that are relevant to the transaction, including the need for distributions; whether the expected holding period and risk-return profile of the investment is consistent with the stated goals of the investor and the expected underwriting of the investment; whether a particular co-investment party has provided value in the sourcing, establishing relationships, participating in diligence and/or negotiations for such potential transaction or is expected to provide value to the business or operations of a portfolio company post-closing; and such other factors as Blackstone Credit & Insurance deems relevant and believes to be appropriate under the circumstances. The factors listed in the foregoing sentence are neither presented in order of importance nor weighted, except that Blackstone Credit & Insurance has historically primarily relied upon the following two factors in making the determination to offer co-investment opportunities to co-investors: (i) whether the potential co-investor has demonstrated a long-term and/or continuing commitment to the potential success of the Company (including whether a potential co-investor will help establish, recognize, strengthen and/or cultivate relationships that can provide indirectly longer-term benefits to the Company or Other Clients and their respective underlying portfolio companies), other affiliated funds, and/or other co-investments, including the size of any such commitment and fee revenue or profits generated for the benefit of Blackstone Credit & Insurance or Blackstone as a result thereof and (ii) the ability of a potential co-investor to process a co-investment decision within the required timeline of the particular transaction. Except as otherwise described herein, co-investors generally will not share Broken Deal Expenses (as defined below) with the Company and Other Clients, with the result that the Company and such Other Clients will bear all such Broken Deal Expenses, and such expenses can be significant. However, the Advisers do not intend to offer any such co-investment opportunities to shareholders in their capacity as shareholders. Blackstone Credit & Insurance may (but is not required to) establish co-investment vehicles (including dedicated or “standing” co-investment vehicles) for one or more investors (including third-party investors and investors in the Company) in order to co-invest alongside the Company in one or more future investments. The existence of these vehicles could reduce the opportunity for other shareholders to receive allocations of co-investment. In addition, the allocation of investments to Other Clients, including as described under “—Other Blackstone and Blackstone Credit & Insurance Clients; Allocation of Investment Opportunities” herein, may result in fewer co-investment opportunities (or reduced allocations) being made available to shareholders.
•Additional Potential Conflicts of Interest with respect to Co-Investment; Strategic Relationships Involving Co-Investment. In addition, the Advisers and/or their affiliates will in certain circumstances be incentivized to offer certain potential co-investors (including, by way of example, as a part of an overall strategic relationship with the Firm) opportunities to co-invest because the extent to which any such co-investor participates in (or is offered) co-investment opportunities can impact the amount of performance-based compensation and/or management fees or other fees paid by the co-investor. The amount of carried interest or expenses charged and/or management fees paid by the Company may be less than or exceed such amounts charged or paid by co-investment vehicles pursuant to the terms of such vehicles’ partnership agreements and/or other agreements with co-investors, and such variation in the amount of fees and expenses may create an economic incentive for Blackstone or Blackstone Credit & Insurance, as applicable, to allocate a greater or lesser percentage of an investment opportunity to the Company or such co-investment vehicles or co-investors, as the case may be. In addition, other terms of existing and future co-investment vehicles may differ materially, and in some instances may be more favorable to Blackstone or Blackstone Credit & Insurance, as applicable, than the terms of the Company, and such different terms may create an incentive for Blackstone or Blackstone Credit & Insurance, as applicable, to manage such vehicles, which could result in the Company receiving a lesser percentage of an investment opportunity than if such co-investment vehicles did not exist. Such relationships will from time to time give rise to conflicts of interest, and there can be no assurance that such conflicts of interest will be resolved in favor of the Company. Accordingly, any investment opportunities that would have otherwise been offered or allocated, in whole or in part, to the Company can be reduced and made available to co-investment vehicles. Co-investments may be offered by the Advisers on such terms and conditions as the Advisers determine in their discretion on a case-by-case basis.

Investments in Portfolio Companies Alongside Other Clients. As a BDC regulated under the 1940 Act, the Company is subject to certain limitations relating to co-investments and joint transactions with affiliates, which will in certain circumstances limit the Company’s ability to make investments or enter into other transactions alongside the Other Clients. There can be no assurance that such regulatory restrictions will not adversely affect the Company’s ability to capitalize on attractive investment opportunities.
Blackstone has received an exemptive order that permits the Company and other Regulated Funds to, among other things, co-invest with certain other persons, including other Regulated Funds, certain affiliates of Blackstone, Blackstone and certain funds managed and controlled by Blackstone and its affiliates, subject to certain terms and conditions. Pursuant to such order, we may co-invest in a negotiated deal with certain affiliates of the Advisers and Blackstone or certain funds managed and controlled by the Advisers, Blackstone and their respective affiliates, subject to certain terms and conditions.
From time to time, the Company will co-invest with Other Clients (including co-investment or other vehicles in which the Firm or its personnel invest and that co-invest with such Other Clients) or affiliates in investments that are suitable for both the Company and such Other Clients, as permitted by applicable law (including the 1940 Act) and/or any applicable SEC-granted exemptive order. Even if the Company and any such Other Clients invest in the same securities or loans, conflicts of interest are still expected to arise. For example, it is possible that as a result of legal, tax, regulatory, accounting, political, national security or other considerations, the terms of such investment (and divestment thereof) (including with respect to price and timing) for the Company and such other funds and vehicles are not the same. Additionally, the Company and such Other Clients and/or vehicles will generally have different investment periods and/or investment objectives (including return profiles) and Blackstone Credit & Insurance, as a result, could have conflicting goals with respect to the amount, price and timing of disposition opportunities. As such, subject to applicable law and any applicable exemptive order issued by the SEC, the Company and/or such Other Clients may dispose of any such shared investment at different times on different terms and/or otherwise on a non-pro rata basis.
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
Self-Administration of the Company. Blackstone Credit & Insurance expects to provide certain fund administration services to the Company in lieu of or in addition to engaging or relying on a third-party administrator to perform such services. The costs for providing these services are not included in the management fee under the Investment Advisory Agreement and will be paid separately by the Company. Blackstone Credit & Insurance also reserves the right to charge the Company a reduced rate for these services, or to reduce or waive such charges entirely, subject to the 1940 Act. Blackstone Credit & Insurance’s ability to determine the reimbursement obligation from the Company creates a conflict of interest. Blackstone Credit & Insurance addresses this conflict by reviewing its fund administration costs to ensure that it is comparable and fair with regard to equivalent services performed by a non-affiliated third party at a rate negotiated on an arm’s length basis. The Board periodically reviews the reimbursement obligation.
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

The involvement of third-party service providers may present a number of risks due to, among other factors, Blackstone’s reduced control over the functions that are outsourced. There can be no assurances that Blackstone will be able to identify, prevent or mitigate the risks of engaging third-party service providers. The Company may suffer adverse consequences from actions, errors or failures to act by such third parties, and will have obligations, including indemnity obligations, and limited recourse against them. Outsourcing may not occur uniformly for all Blackstone managed vehicles and accounts and the expenses borne by such vehicles and accounts will vary. Accordingly, certain costs may be incurred by (or allocated to) the Company through the use of third-party service providers that are not incurred by (or allocated to) Other Clients.
Material, Non-Public Information. Blackstone Credit & Insurance will come into possession of confidential information with respect to an issuer and other actual or prospective portfolio companies. Blackstone Credit & Insurance can be restricted from buying, originating or selling securities, loans, or derivatives on behalf of the Company until such time as the information becomes public or is no longer deemed material such that it would preclude the Company from participating in an investment. Disclosure of such information to the Advisers’ personnel responsible for the affairs of the Company will be on a need-to-know basis only, and the Company might not be free to act upon any such information. Therefore, the Company will not always have access to confidential information in the possession of Blackstone Credit & Insurance that might be relevant to an investment decision to be made for the Company. In addition, Blackstone Credit & Insurance, in an effort to avoid buying or selling restrictions on behalf of the Company or Other Clients, can choose to forego an opportunity to receive (or elect not to receive) information that other market participants or counterparties, including those with the same positions in the issuer as the Company, are eligible to receive or have received, even if possession of such information would otherwise be advantageous to the Company.
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
Broken Deal Expenses. Any expenses that may be incurred by the Company for actual investments as described herein may also be incurred by the Company with respect to broken deals (i.e., investments that are not consummated) (“Broken Deal Expenses”). While Blackstone Credit & Insurance expects to generally allocate Broken Deal Expenses pro rata among Clients and/or Other Clients that were expected to participate in the transaction, unless required by law or regulation, Blackstone Credit & Insurance is not required to and, in most circumstances, will not seek reimbursement of Broken Deal Expenses (i.e., expenses incurred in pursuit of an investment that is not consummated) from third parties, including counterparties to the potential transaction or potential co-investors. Examples of such Broken Deal Expenses include, but are not limited to, reverse termination fees, extraordinary expenses such as litigation costs and judgments, meal, travel and entertainment expenses incurred, deposits or down payments which are forfeited in connection with unconsummated transactions, costs from onboarding (i.e., KYC) investment entities with a financial institution, commitment fees that become payable in connection with a proposed investment, consulting fees and expenses (including all expenses incurred in connection with any tax audit or investigation settlement), printing and publishing expenses, costs of negotiating co-investment documentation (including non-disclosure agreements with counterparties), and legal, accounting, tax and other due diligence and pursuit costs and expenses including, for the avoidance of doubt, any consultant expenses and including in certain circumstances, Broken Deal Expenses associated with services (including transaction support services such as identifying potential investments) provided by portfolio companies, which may include expenses incurred prior to the commencement of the Company’s investment activities. Any such Broken Deal Expenses could, in the sole discretion of Blackstone Credit & Insurance, be allocated solely to the Company and not to Other Clients or co-investment vehicles that could have made the investment, even when the Other Client or co-investment vehicle commonly invests alongside the Company in its investments or the Firm or Other Clients in their investments. In such cases, the Company’s shares of expenses would increase. The Advisers expect that until a potential investment of the Company is formally allocated to an Other Client (it being understood that final allocation decisions are typically made shortly prior to closing an investment), the Company is expected to bear the Broken Deal Expenses for such investment, which may result in substantial amounts of Broken Deal Expenses. In the event Broken Deal Expenses are allocated to an Other Client or a co-investment vehicle, Blackstone Credit & Insurance or the Company will, in certain circumstances, advance such fees and expenses without charging interest until paid by the Other Client or co-investment vehicle, as applicable.
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
The Company will, as determined by Blackstone Credit & Insurance and as permitted by the governing fund documents, bear the cost of fund administration, compliance and accounting (including, without limitation, maintaining financial records, filing of the Company’s tax returns, overseeing the calculation of the Company’s NAV, compliance monitoring (including diligence and oversight of the Company’s other service providers), preparing reports to the Company’s shareholders and reports filed with the SEC and other regulators, preparing materials and coordinating meetings of the Board, managing the payment of expenses, the payment and receipt of funds for investments and the performance of administrative and professional services rendered by others, providing office space, equipment and office services), in house legal, tax planning and other related services provided by Firm personnel and related parties to the Company and its portfolio companies, including the allocation of their compensation and related overhead otherwise payable by the Firm, or pay for their services at market rates, as discussed above in “—Self-Administration of the Company.” Such allocations or charges can be based on any of the following methodologies: (i) requiring personnel to periodically record or allocate their historical time spent with respect to the Company or the Firm approximating the proportion of certain personnel’s time spent with respect to the Company, and in each case allocating their compensation (including, without limitation, salary, bonus and benefits) and allocable overhead based on time spent, or charging their time spent at market rates, (ii) the assessment of an overall dollar amount (based on a fixed fee or percentage of assets under management) that the Firm believes represents a fair recoupment of expenses and a market rate for such services or (iii) any other similar methodology determined by the Firm to be appropriate under the circumstances. Certain Firm personnel will provide services to few, or only one, of the Company and Other Clients, in which case the Firm could rely upon rough approximations of time spent by the employee for purposes of allocating the salary and overhead of the person if the market rate for services is clearly higher than allocable salary and overhead. However, any methodology (including the choice thereof) involves inherent conflicts and may result in incurrence of greater expenses by the Company and its portfolio companies than would be the case if such services were provided by third parties.
Blackstone Credit & Insurance, Other Clients and their portfolio companies, and their affiliates, personnel and related parties could continue to receive fees, including performance-based or incentive fees, for the services described in the preceding paragraphs with respect to investments sold by the Company or a portfolio company to a third-party buyer after the sale is consummated. Such post-disposition involvement will give rise to potential or actual conflicts of interest, particularly in the sale process. Moreover, Blackstone Credit & Insurance, Other Clients and their portfolio companies, and their affiliates, personnel and related parties could acquire a stake in the relevant asset as part of the overall service relationship, at the time of the sale or thereafter.
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
Securities and Lending Activities. Blackstone, its affiliates and their related parties and personnel will from time to time participate in underwriting or lending syndicates with respect to current or potential portfolio companies, or will otherwise act as arrangers of financing, including with respect to the public offering and/or private placement of debt or equity securities issued by, or loan proceeds borrowed by the Company and its portfolio companies, or otherwise in arranging financing (including loans) for such portfolio companies or advise on such transactions. Such underwritings or engagements can be on a firm commitment basis or can be on an uncommitted “best efforts” basis, and the underwriting or financing parties are under no duty to provide any commitment unless specifically set forth in the relevant contract. Blackstone may also provide placement or other similar services to purchasers or sellers of securities, including loans or instruments issued by portfolio companies. There could also be circumstances in which the Company commits to purchase any portion of such issuance from the portfolio company that a Blackstone broker-dealer intends to syndicate to third parties. As a result thereof, subject to the limitations of the 1940 Act, Blackstone may be permitted to receive commissions or other compensation, thereby creating a potential conflict of interest. This could include, by way of example, fees and/ or commissions for equity syndications to co-investment vehicles. In certain cases, subject to the limitations of the 1940 Act, a Blackstone broker-dealer will, from time to time, act as the managing underwriter, or a member of the underwriting syndicate or broker for the Company or its portfolio companies, or as dealer, broker or advisor to a counterparty to the Company or a portfolio company, and purchase securities from or sell securities to the Company, Other Clients or portfolio companies of the Company or Other Clients or advise on such transactions. Blackstone expects to also, on behalf of the Company or other parties to a transaction involving the Company or its portfolio companies, effect transactions, including transactions in the secondary markets that result in commissions or other compensation paid to Blackstone by the Company or its portfolio companies or the counterparty to the transaction, thereby creating a potential conflict of interest. This could include, by way of example, fees and/or commissions for equity syndications to co-investment vehicles. Subject to applicable law, Blackstone expects to receive underwriting fees, discounts, placement commissions, loan modification or restructuring fees, servicing fees, capital markets advisory fees, lending arrangement fees, asset/property management fees, insurance (including title insurance) incentive fees and consulting fees, monitoring fees, commitment fees, syndication fees, origination fees, organizational fees, operational fees, loan servicing fees, and financing and divestment fees (or, in each case, rebates in lieu of any such fees, whether in the form of purchase price discounts or otherwise, even in cases where Blackstone, an Other Client or its portfolio companies are purchasing debt) or other compensation with respect to the foregoing activities, which are not required to be shared with the Company. In addition, the management fee with respect to a shareholder generally will not be reduced by such amounts. Therefore, Blackstone will from time to time have a potential conflict of interest regarding the Company and the other parties to those transactions to the extent it receives commissions, discounts or other compensation from such other parties. Subject to applicable law, including the conditions of the co-investment exemptive order, origination fees paid to Blackstone in connection with a transaction could be allocated, or not, to Other Clients or co-investment vehicles that invest (or are expected to invest) alongside the Company. The Board, in its sole discretion, will approve any transactions, subject to the limitations of the 1940 Act, in which a Blackstone broker-dealer acts as an underwriter, as broker for the Company, or as dealer, broker or advisor, on the other side of a transaction with the Company only where the Board believes in good faith that such transactions are appropriate for the Company and, by executing a subscription agreement for Common Shares in the Company, a shareholder consents to all such transactions, along with the other transactions involving conflicts of interest described herein, to the fullest extent permitted by law; provided that such consent waiver shall not be construed as a waiver of the shareholder’s rights under federal securities laws or a consent to a violation of federal securities laws.
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
PJT. On October 1, 2015, Blackstone spun off its financial and strategic advisory services, restructuring and reorganization advisory services, and its Park Hill Group fund placement businesses and combined these businesses with PJT Partners Inc. (“PJT”), an independent financial advisory firm founded by Paul J. Taubman. While PJT operates independently from Blackstone and is not an affiliate thereof, it is expected that there will be substantial overlapping ownership between Blackstone and PJT for a considerable period of time going forward. Therefore, conflicts of interest will arise in connection with transactions between or involving the Company and its portfolio companies, on the one hand, and PJT, on the other. The pre-existing relationship between Blackstone and its former personnel, the overlapping ownership and co-investment and other continuing arrangements between PJT and Blackstone can be expected to influence Blackstone Credit & Insurance to select or recommend PJT to perform services for the Company or its portfolio companies, the cost of which will generally be borne directly or indirectly by the Company and its shareholders. Given that PJT is no longer an affiliate of Blackstone, Blackstone and its affiliates are able to cause the Company and portfolio companies to transact with PJT generally without restriction under the applicable governing documents, notwithstanding the relationship between Blackstone and PJT. In addition, one or more investment vehicles controlled by Blackstone could be established to facilitate participation in Blackstone’s side-by-side investment program by employees and/or partners of PJT.
Portfolio Company Relationships Generally. The Company’s portfolio companies, including special purpose vehicles that might be formed in connection with investments, are expected to be counterparties to or participants in agreements, transactions or other arrangements with the Company, Other Clients, and/or portfolio companies of the Company and Other Clients or other Blackstone affiliates and/or any portfolio companies of the foregoing for the provision of goods and services, purchase and sale of assets and other matters (including information-sharing and/or consulting and employment relationships). For example, from time to time, certain portfolio companies of the Company or Other Clients will provide or recommend goods or services to Blackstone, the Company, Other Clients, or other portfolio companies of the Company or Other Clients will similarly acquire or form one or more portfolio companies that will originate and sell loans or other assets to Blackstone, Other Clients and/or portfolio companies of Other Clients. As another example, it can also be expected that the management of one or more portfolio companies will consult with one another (or with one or more portfolio companies of an Other Client) in respect of seeking its expertise, industry view, or otherwise on a particular topic including but not limited to an asset and/or the purchase and /or sale thereof. Moreover, the Company and/or an Other Client can consult with a portfolio company or a portfolio company of an Other Client as part of the investment diligence for a potential investment by the Company or such Other Client. As a result of, or as part of such interactions or otherwise, personnel at one portfolio company will in certain cases transfer to or become employed by another portfolio company (including, for purposes of this disclosure, a portfolio company of an Other Client), the Company, Blackstone or their respective affiliates. Further, personnel of Blackstone Credit & Insurance, Blackstone or their respective affiliates will transfer to or become employed by a portfolio company (together with personnel departing a portfolio company for employment at Blackstone, Blackstone Credit & Insurance, their affiliates or another portfolio company, “Transferring Personnel”). Any such transfer may result in payments by the entity that such personnel is going to, to the entity such personnel is departing from. Although the Firm might determine that such agreements, transactions or other arrangements are consistent with the requirements of such Other Clients’ offering and/or governing agreements, it is possible that such agreements, transactions or other arrangements might not have otherwise been entered into but for the affiliation with Blackstone Credit & Insurance and/or Blackstone. The compensation earned and subsequently paid to such personnel may include arrangements designed to make such person whole for unvested equity or carried interest attributable to such personnel’s entity of origin that was forfeited in connection with their departure therefrom. Transferring Personnel agreements, transactions and other arrangements present a conflict of interest in that they will involve the payment of fees and other amounts, some of which compensation may be paid in connection with unvested equity in Blackstone, an Other Client, or a portfolio company (which may be in the form of public stock, limited partnership interests or otherwise), none of which will result in any offset to the management fees and are not otherwise shared with the Company, notwithstanding that some of the services provided by a portfolio company are similar in nature to the services provided by Blackstone Credit & Insurance. There can be no assurance that the terms of any such agreement, transaction or other arrangement will be as favorable to a portfolio company or the Company as otherwise would be the case if the counterparty for the transfer were not related to Blackstone. As Transferring Personnel are expected to comprise individuals who are currently compensated by Blackstone and whose associated costs (e.g., overhead) are not directly or indirectly borne by the Company or Other Clients, Blackstone Credit & Insurance has a conflict of interest in determining to arrange a transfer or employment arrangement for such Transferring Personnel such that their compensation and associated costs will be borne by portfolio companies of the Company or Other Clients instead of by Blackstone, Blackstone Credit & Insurance or their respective affiliates, and to facilitate the transfer of such Transferring Personnel rather than engage in the retention or full-time hiring of third-party candidates for such roles at portfolio companies, Blackstone, Blackstone Credit & Insurance or their affiliates. These conflicts of interest will not necessarily be resolved in favor of the Company.
Furthermore, any such transfer or change in employment by Transferring Personnel will involve employees of different levels of experience, functional expertise and seniority (including, for avoidance of doubt, senior managing directors at Blackstone and members of the management team at the portfolio company), and in certain instances is expected to be conducted on a programmatic basis involving a designated number of Transferring Personnel across one or a range of identified portfolio companies. Where Transferring Personnel are departing from a portfolio company, Blackstone, Blackstone Credit & Insurance or their affiliates, it is not expected in all instances that such entity will hire new personnel, or transfer existing personnel, to fill such Transferring Personnel’s prior role, and in certain cases the roles intended to be occupied by Transferring Personnel will be roles newly created for such Transferring Personnel. Moreover, the respective roles of the Transferring Personnel at the entities involved in such transfer could be substantially similar and involve functional responsibilities and activities (including as between Blackstone, Blackstone Credit & Insurance or their affiliates on the one hand, and portfolio companies of the Company or an Other Client on the other hand) that do not materially differ. While in certain cases a dedicated search could be conducted by Blackstone or a portfolio company for the employment position that the Transferring Personnel will fill, a search is not required or expected to be performed in most instances.
Any such transfer will result in costs being transferred from the entity where such Transferring Personnel originated to the entity where such Transferring Personnel is going. The compensation earned and subsequently paid to such Transferring Personnel will in certain cases include arrangements designed to address Transferring Personnel’s pre-existing compensation interests, including unvested equity or carried interest attributable to such Transferring Personnel’s entity of origin (including but not limited to Blackstone, Blackstone Credit & Insurance or their affiliates) that was forfeited in connection with their departure therefrom, which is expected for certain Transferring Personnel to be material. For example, if a Blackstone employee transfers to or becomes employed by a portfolio company, such portfolio company could provide the Transferring Personnel equity of the portfolio company or other similar incentive or cash compensation to the Transferring Personnel to compensate them for the unvested equity or carried interest they are forfeiting as a result of the transfer. This will result in additional costs to the portfolio company that otherwise would have been borne by Blackstone or Blackstone Credit & Insurance. While in some cases benchmarking, verification or other analysis could be conducted in respect of the compensation package being offered to the Transferring Personnel (including any unvested equity or carried interest compensation), there is no requirement that benchmarking, verification or other analysis be conducted, and in some instances the compensation package could be above market rate and/or not verifiable.

Blackstone and/or Blackstone Credit & Insurance reserves the right to cause, or offer the opportunity to, portfolio companies to enter into agreements regarding benefits management, purchase of title and other insurance policies (which can be expected to include brokerage or placement thereof), and generally will be pooled across portfolio companies and discounted due to scale, including through sharing of deductibles and other forms of shared risk retention from a third party or an affiliate of Blackstone Credit & Insurance/or Blackstone, and other operational, administrative or management related matters from a third party or a Firm affiliate, and other similar operational initiatives that can result in commissions or similar payments, including related to a portion of the savings achieved by the portfolio company. Such agreements, transactions or other arrangements will generally be entered into without the consent or direct involvement of the Company and/or such Other Client or the consent of the Board and/or the shareholders of the Company or such Other Client (including, without limitation, in the case of minority and/or non-controlling investments by the Company in such portfolio companies or the sale of assets from one portfolio company to another) and/or such Other Client. In any such case, the Company might not be involved in the negotiation process, and there can be no assurance that the terms of any such agreement, transaction or other arrangement will be as favorable to a portfolio company or the Company as otherwise would be the case if the counterparty were not related to the Firm.
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
In addition, a portfolio company of the Company will from time to time enter into agreements, transactions or other arrangements with another portfolio company of the Company or one or more portfolio companies of an Other Client (including the sale of assets between such portfolio companies). This may give rise to actual or potential conflicts of interest for Blackstone Credit & Insurance, the Company, the Other Clients and/or their respective affiliates, as such agreements, transactions or arrangements may be more favorable for one portfolio company than another, thus benefitting the Company or Other Client at the expense of the other. Such agreements, transactions or other arrangements may be entered into without the consent or direct involvement of the Company (including the investors therein) and/or such Other Client (or the consent of the limited partner advisory committee and/or the limited partners of such Other Client) (and may arise in particular in circumstances where the Company and/or such Other Client has made a non-controlling investment in the underlying portfolio company). In any such case, the Company may not be involved in the negotiation process and the terms of any such agreement, transaction or other arrangement may not be as favorable to the Company as otherwise may be the case if the Company were involved.
Certain portfolio companies have established or invested in, or can be expected to in the future establish or invest in, vehicles that are managed exclusively by the portfolio company (and not the Company or the Firm or any of its affiliates) and that invest in asset classes or industry sectors (such as cyber security) that fall within the Company’s investment strategy. Such vehicles, which would not be considered affiliates of the Firm and would not be subject to the Firm’s policies and procedures, have the potential to compete with the Company for investment opportunities. In addition, Blackstone and its affiliates and portfolio companies will also establish other investment products, vehicles and platforms focusing on specific asset classes or industry sectors (such as reinsurance) that fall within the Company’s investment strategy, which would possibly compete with Other Clients for investment opportunities. Such arrangements would give rise to conflicts of interest that would not necessarily be resolved in favor of the Company. In addition, the Company reserves the right to hold non-controlling interests in certain portfolio companies and, as a result, such portfolio companies could engage in activities outside of the Company’s control that would have adverse consequences on the Company and/or its other portfolio companies.
Blackstone has also entered into certain investment management arrangements whereby it provides investment management services for compensation to insurance companies including (i) FGL and certain of its affiliates, (ii) Everlake and certain of its affiliates, (iii) certain subsidiaries of Corebridge and (iv) certain subsidiaries of Resolution Life. As of the date hereof, Blackstone owns a minority equity interest in the parent company of Everlake and Blackstone Clients own the remaining equity interests in the parent company of Everlake, and Blackstone owns a minority equity interest in the parent company of Corebridge. The foregoing insurance company investment management arrangements will involve investments by such insurance company clients across a variety of asset classes (including investments that would otherwise be appropriate for the Company). As a result, in addition to the compensation Blackstone receives for providing investment management services to insurance companies in which Blackstone or an Other Client owns an interest, in certain instances Blackstone receives additional compensation in its capacity as an indirect owner of such insurance companies and/or Other Clients. In the future Blackstone will likely enter into similar arrangements with other portfolio companies of the Company, Other Clients or other insurance companies. Such arrangements have the potential to reduce the allocations of investments to the Company, and Blackstone could be incentivized to allocate investments away from the Company to such insurance company client under such investment management arrangements or other vehicles/accounts to the extent the economic arrangements related thereto are more favorable to Blackstone relative to the terms of the Company.
Further, portfolio companies with respect to which the Firm can elect members of the board of directors or a managing member could, as a result, subject the Company and/or such directors or managing member to fiduciary obligations to make decisions that they believe to be in the best interests of any such portfolio company. Although in most cases the interests of the Company and any such portfolio company will be aligned, this will not always be the case. This has the potential to create conflicts of interest between the relevant director’s or managing member’s obligations to any such portfolio company and its stakeholders, on the one hand, and the interests of the Company, on the other hand. Although Blackstone Credit & Insurance will generally seek to minimize the impact of any such conflicts, there can be no assurance they will be resolved favorably for the Company. For instance, such positions could impair the ability of the Company to sell the securities of an issuer in the event a director receives material non- public information by virtue of their role, which would have an adverse effect on the Company. Furthermore, an employee of Blackstone serving as a director to a portfolio company owes a fiduciary duty and/or other obligations to the portfolio company, on the one hand, and the Company, on the other hand, and such employee could be in a position where they must make a decision that is either not in the best interest of the Company, or is not in the best interest of the portfolio company. Blackstone personnel serving as directors can make decisions for a portfolio company that negatively impact returns received by the Company as an investor in the portfolio company. In addition, to the extent an employee serves as a director on the board of more than one portfolio company, such employees’ fiduciary duties among the two portfolio companies can be expected to create a conflict of interest. In general, the Advisers and Blackstone personnel will be entitled to indemnification from the Company.
Portfolio Company Service Providers and Vendors. Subject to applicable law, the Company, Other Clients, portfolio companies of each of the foregoing and Blackstone Credit & Insurance can be expected to engage portfolio companies of the Company and Other Clients to provide some or all of the following services: (a) corporate support services (including, without limitation, accounts payable, accounts receivable, accounting/audit (e.g., valuation support services), account management (e.g., treasury, customer due diligence), insurance, procurement, placement, brokerage and consulting services, cash management and monitoring consolidation, accounts receivable financing, corporate secretarial and executive assistant services, domiciliation, data services, directorship services, finance/budgeting and forecasting, financing management, human resources (e.g., the onboarding and ongoing development of personnel), communication, public relations and publicity, information technology and software systems support, corporate governance and entity management (e.g., liquidation, dissolution and/or otherwise end of term services), risk management and compliance, internal compliance, know-your-client reviews and refreshes, judicial processes, legal, environmental due diligence support(e.g., review of property condition reports, energy consumption), climate accounting services, sustainability program management services, engineering services, services related to the sourcing, development and implementation of renewable energy, sustainability data collection and reporting services, capital planning services, operational coordination (i.e., coordination with joint venture partners, property managers), risk management, reporting (such as tax reporting, debt reporting or other reporting), tax and treasury, tax analysis and compliance (e.g., CIT and VAT compliance), transfer pricing and internal risk control, treasury and valuation services) and other services; (b) loan services (including, without limitation, monitoring, restructuring and work-out of performing, sub-performing and nonperforming loans, administrative services, and cash management), lender relationship management (i.e., coordinating with lender on any ongoing obligations under any relevant borrowing, indebtedness or other credit support (including any required consultation with or reporting to such lender) and whole loan servicing oversight (e.g., collateral management, due diligence and servicing oversight)); (c) management services (i.e., management by a portfolio company, Blackstone affiliate or third party (e.g., a third-party manager or operating partner) of operational services); (d) operational services (i.e., general management of day to day operations), including, without limitation, personnel, construction management (such as management of general contractors on capital projects), leasing services (such as leasing strategy, management of third-party brokers, negotiation of major leases and negotiation of leases), project management (such as management of development projects, project design and execution, vendor management, and turnkey services); (e) risk management (tax and treasury); (f) transaction support services (including, without limitation, acquisition support; customer due diligence and related onboarding; liquidation; reporting; managing relationships with brokers, banks and other potential sources of investments, identifying potential investments, coordinating with investors, assembling relevant information, conducting financial and market analyses and modelling, coordinating closing/post-closing procedures for acquisitions, dispositions and other transactions, coordinating design and development works (such as recommending and implementing design decisions); and providing diligence and negotiation support to acquire the same; coordinating with investors; assembling relevant information, conducting financial and market analysis and modeling; coordinating closing/post-closing procedures for acquisitions, dispositions and other transactions; marketing and distribution, overseeing brokers, lawyers, accountants and other advisors, working with consultants and third parties to pursue entitlements; providing in-house legal, sustainability and accounting services, assisting with due diligence, preparation of project feasibilities, site visits, transaction consulting and specification of technical analysis and review of (i) design and structural work, (ii) certifications, (iii) operations and maintenance manuals and (iv) statutory documents); (g) insurance procurement, placement, brokerage and consulting services; and (h) other services. Similarly, Blackstone Credit & Insurance, Other Clients and their portfolio companies can be expected to engage portfolio companies of the Company to provide some or all of these services. Some of the services performed by portfolio company service providers could also be performed by Blackstone Credit & Insurance and vice versa. Fees paid by the Company or its portfolio companies to or value created by other portfolio company service providers do not reduce the management fee payable by the Company and are not otherwise shared with the Company. In certain circumstances, Blackstone can be expected to play a substantial role in overseeing the personnel of portfolio company service providers that provide services to the Company, Other Clients and/or their portfolio companies on an ongoing basis, including with respect to the selection, hiring, retention and compensation of such personnel. Such personnel or relevant portfolio company could be compensated with a salary and equity incentive plan, including a portion of profits derived from the Company or a portfolio company or asset of the Company, or other long term incentive plans, and the total compensation package is likely to differ from portfolio company to portfolio company, even where such portfolio companies service the same or similar pools of assets held by the Company, Other Clients and/or Blackstone, which may influence decisions by such personnel with respect to allocation of time and/or opportunities to the assets held by the Company and, in certain circumstances, encourage such personnel or portfolio company to focus on assets or pools of assets they view as providing superior compensation and present a potential conflict of interest. In addition, Blackstone has multiple business lines, which may result in competition with a portfolio company for high performing executive talent and presents actual and potential conflicts of interest. For example, Blackstone may “poach” a portfolio company executive, or such executive may interview with Blackstone during the applicable contractual period with respect to such person’s existing position and later be hired by Blackstone after such period. A portfolio company may want to retain such executives or other employees, and regardless, Blackstone is under no obligation to avoid interviewing or hiring such employees. For example, Blackstone may establish a team of personnel to provide support services exclusively to the Company and Other Clients and their portfolio companies (and/or other investment funds or accounts managed or controlled by Blackstone).
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
Sphera. Sphera is a portfolio company of certain Other Clients that provides environmental, health and safety and sustainability software services and data.
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

Peridot Financial Services (“Peridot”) and Global Supply Chain Finance (“GSCF”). Peridot and GSCF are portfolio companies of certain Other Clients that provide supply chain financing and accounts receivable services globally.
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
Revantage. Revantage is a portfolio entity of certain Blackstone Clients that provides corporate support services (e.g., accounting, legal, tax, treasury, information technology and human resources and insurance procurement), construction and project management services, leasing services, property management services, transaction support services and management services.
Binomial. Binomial is a portfolio company of certain Other Clients that provides corporate support services.
The Company expects to invest in affiliated registered investment companies and/or business development companies that will engage affiliated portfolio company service providers and vendors implicating similar risks as those described herein.
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
The Company and its portfolio companies will compensate one or more of these service providers and vendors owned by the Company or Other Clients, including through incentive based compensation payable to their management teams and other related parties. Some of these service providers and vendors owned or controlled by the Company or Other Clients may charge the Company and its portfolio companies for goods and services at rates generally consistent with those available in the market for similar goods and services. The discussion regarding the determination of market rates under “—Firm Affiliated Service Providers” herein applies equally in respect of the fees and expenses of the portfolio company service providers, if charged at rates generally consistent with those available in the market. Other service providers and vendors owned and/or controlled by the Company or Other Clients pass through expenses on a cost reimbursement, no-profit or break-even basis, in which case the service provider allocates costs and expenses directly associated with work performed for the benefit of the Company and its portfolio companies to them, along with any related tax costs and an allocation of the service provider’s overhead, including any of the following: salaries, wages, benefits and travel expenses; marketing and advertising fees and expenses; legal, compliance, accounting and other professional fees and disbursements; office space, furniture and fixture and equipment; insurance premiums; technology expenditures (including hardware and software costs, and servicing costs and upgrades related thereto); costs to engage recruitment firms to hire employees; diligence expenses; one-time costs, including costs related to building-out, expanding and winding-down a portfolio company; costs that are of a limited duration or non-recurring (such as start-up or technology build-up costs, one-time technology and systems implementation costs, employee on-boarding and severance payments, and readiness of initial public offerings and other infrastructure costs); taxes; and/or liabilities determined by Blackstone based on applicable marginal tax rates and other operating, establishment, expansion and capital expenditures (including financing and interest thereon). Any of the foregoing costs, although allocated in a particular period, will, in certain circumstances, relate to activities occurring outside the period (including in prior periods, such as where any such costs are amortized over an extended period), and further will, in certain circumstances, be of a general and administrative nature that is not specifically related to particular services, and therefore the Company could pay more than its pro rata portion of fees for services. In addition, in certain circumstances, Blackstone also relies on the management team of a portfolio company with respect to the determination of costs and expenses and allocation thereof and does not oversee or participate in such determinations or allocations. Moreover, to the extent a portfolio company uses an allocated cost model with respect to fees, costs and expenses, such fees, costs and expenses are typically estimated and/or accrued quarterly (or on another regular periodic basis) but not finalized until year-end and as a result, such year-end true-up is subject to fluctuation and increases such that for a given year, the year-end cumulative amount with respect to fees, costs and expenses may be greater than the sum of the quarterly estimates (or other periodic estimates where applicable) and/or accruals and therefore the

Company could bear more fees, costs and expenses at year-end than had been anticipated throughout the year. The allocation of overhead among the entities and assets to which services are provided can be expected to be based on any of a number of different methodologies, including, without limitation, “cost” basis as described above, “time-allocation” basis, “per unit” basis, “per square footage” basis or “fixed percentage” basis, and the particular methodology used to allocate such overhead among the entities and assets to which services are provided are expected to vary depending on the types of services provided and the applicable asset class involved, and could, in certain circumstances, change from one period to another. There can be no assurance that a different manner of allocation would result in the Company and its portfolio companies bearing less or more costs and expenses. In addition, a portfolio company that uses a “cost” basis methodology may, in certain circumstances, change its allocation methodology, for example, to charging a flat fee for a particular service or instance (or vice versa) or to another methodology described herein or otherwise, and such changes may increase or reduce the amounts received by such portfolio companies for the same services, and shareholders will not necessarily be entitled to receive notice or disclosure of such changes in allocation methodology. In certain instances, particularly where such service providers and vendors are located in Europe or Asia, such service providers and vendors will charge the Company and its portfolio companies for goods and services at cost plus a percentage of cost for transfer pricing or other tax, legal, regulatory, accounting or other reasons or even decide to amortize any costs or expenses to address accounting or operational considerations. Further, the Company and its portfolio companies may compensate one or more of these service providers and vendors owned by the Company or Other Clients through incentive-based compensation payable to their management teams and other related parties. Blackstone Credit & Insurance will not always perform or obtain benchmarking analysis or third-party verification of expenses with respect to services provided on a cost reimbursement, no profit or break even basis, or in respect of incentive-based compensation. There can be no assurances that amounts charged by portfolio company service providers that are not controlled by the Company or Other Clients will be consistent with market rates or that any benchmarking, verification or other analysis will be performed with respect to such charges. If benchmarking is performed, the related expenses will be borne by the Company, Other Clients and their respective portfolio companies and will not reduce the management fee. A portfolio company service provider will, in certain circumstances, subcontract certain of its responsibilities to other portfolio companies. In such circumstances, the relevant subcontractor could invoice the portfolio company for fees (or in the case of a cost reimbursement arrangement, for allocable costs and expenses) in respect of the services provided by the subcontractor. The portfolio company, if charging on a cost reimbursement, no-profit or break-even basis, would in turn allocate those costs and expenses as it allocates other fees and expenses as described above. Similarly, Other Clients, their portfolio companies and Blackstone Credit & Insurance can be expected to engage portfolio companies of the Company to provide services, and these portfolio companies will generally charge for services in the same manner described above, but the Company and its portfolio companies generally will not be reimbursed for any costs (such as start-up costs or technology build-up costs) relating to such portfolio companies incurred prior to such engagement. Some of the services performed by these service providers could also be performed by Blackstone Credit & Insurance from time to time and vice versa. Fees paid by the Company or its portfolio companies to these service providers do not offset or reduce the management fees payable to the Adviser.
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
Blackstone Credit & Insurance has retained Trimont and/or one or more other similar service providers (collectively, the “Agent”) to provide various services relating to the Company’s investments and activities. The Agent will work closely with and be overseen by Blackstone Credit & Insurance’s asset management, securities and operations teams and other personnel, and is expected to provide advice, analyses and recommendations to Blackstone Credit & Insurance in connection with providing such services. The Agent is expected to provide various customary loan servicing and other related services, including with respect to sponsor equity verification, future funding draw packages and funding summaries, release of collateral, repayment expectations, loan servicing (including review of remittances, payoffs, billing statements, waterfalls and performance analysis), reporting, new loan set up and onboarding, covenant testing, financial reporting, quarterly asset updates (including performance commentary and asset summary presentations) and quarterly data review, aggregation and analysis. Other services the Agent is expected to perform include, among other things, surveillance monitoring, due diligence, ongoing reporting, credit analysis, spot valuations, re-underwriting, structure and waterfall analysis, maturity and disposition tracking, site inspections and quality assurance reviews. Any Agent has a team of personnel dedicated exclusively to providing such services to Blackstone Credit & Insurance (and/or other funds and accounts managed by Blackstone Credit & Insurance). Such personnel (or the personnel of other service providers of Blackstone Credit & Insurance) may have attributes of Blackstone “employees” (e.g., they may have dedicated offices at Blackstone, receive administrative support from Blackstone personnel, participate in general meetings and events for Blackstone personnel, have Blackstone-related e-mail addresses or business cards and participate in certain benefit arrangements typically reserved for Blackstone employees), even though they are not Blackstone employees, affiliates or personnel for purposes of the organizational documents, as applicable, and their salary and related expenses are borne by the Company as Fund Expenses or by portfolio companies without any reduction or offset to management fees. Moreover, Blackstone Credit & Insurance expects to play a substantial role in overseeing such personnel (and may with respect to other service providers of the Company) on an ongoing basis, including with respect to the selection, hiring, retention and compensation of such personnel. Moreover, the Company may be responsible for covering the compensation and related costs of such personnel if Blackstone Credit & Insurance terminates the Agent, and Blackstone Credit & Insurance may enter into similar arrangements with other service providers.
Service Providers, Vendors and Other Counterparties Generally. Certain third-party advisors and other service providers and vendors or their affiliates to the Company and its portfolio companies (including accountants, administrators, paying agents, depositories, lenders, bankers, brokers, attorneys, consultants, title agents and investment or commercial banking firms) are owned by the Firm, the Company or Other Clients or provide goods or services to, or have other business, personal, financial or other relationships with, the Firm, the Other Clients and their respective portfolio companies and affiliates and personnel. Such advisors and service providers referred to above could be investors in the Company, affiliates of the Advisers, sources of financing and investment opportunities or co-investors or commercial counterparties or entities in which the Firm and/or Other Clients have an investment, and payments by the Company and/or such entities can be expected to indirectly benefit the Firm, the Other Clients and their respective portfolio companies or any affiliates or personnel. Also, advisors, lenders, investors, commercial counterparties, vendors and service providers (including any of their affiliates or personnel) to the Company and its portfolio companies could have other commercial or personal relationships with the Firm, Other Clients and their respective portfolio companies, or any affiliates, personnel or family members of personnel of the foregoing. Although the Firm selects service providers and vendors it believes are most appropriate in the circumstances based on its knowledge of such service providers and vendors (which knowledge is generally greater in the case of service providers and vendors that have other relationships to the Firm), the relationship of service providers and vendors to the Firm as described above will influence the Firm in deciding whether to select, recommend or form such an advisor or service provider to perform services for the Company, subject to applicable law, or a portfolio company, the cost of which will generally be borne directly or indirectly by the Company and can be expected to incentivize the Firm to engage such service provider over a third party, utilize the services of such service providers and vendors more frequently than would be the case absent the conflict, or to pay such service providers and vendors higher fees or commissions, resulting in higher fees and expenses being borne by the Company, than would be the case absent the conflict. The incentive could be created by current income and/or the generation of enterprise value in a service provider or vendor; the Firm can be expected to also have an incentive to invest in or create service providers and vendors to realize on these opportunities.
The Firm has a practice of not entering into any arrangements with advisors, vendors or service providers that provide lower rates or discounts to the Firm itself compared to those it enters into on behalf of the Company and its portfolio companies for the same services. However, legal fees for unconsummated transactions are often charged at a discounted rate, such that if the Company and its portfolio companies consummate a higher percentage of transactions with a particular law firm than the Firm, the Company, Other Clients and their portfolio companies, the shareholders could indirectly pay a higher net effective rate for the services of that law firm than the Firm, the Company or Other Clients or their portfolio companies. Also, advisors, vendors and service providers often charge different rates or have different arrangements for different types of services. For example, advisors, vendors and service providers often charge fees based on the complexity of the matter as well as the expertise and time required to handle it. Therefore, to the extent the types of services used by the Company and its portfolio companies are different from those used by the Firm, Other Clients and their portfolio companies, and their affiliates and personnel, the Company and its portfolio companies can be expected to pay different amounts or rates than those paid by such other persons. Similarly, the Firm, the Company, the Other Clients and their portfolio companies and affiliates can be expected to enter into agreements or other arrangements with vendors and other similar counterparties (whether such counterparties are affiliated or unaffiliated with the Firm and including counterparties which provide goods or services to the Company or Other Clients) whereby such counterparty will, in certain circumstances, charge lower rates (or no fee) or provide discounts, rebates or other similar concessions (including, for the avoidance of doubt, equity or equity-like arrangements, such as warrants, in the counterparty) for such counterparty’s products or services depending on certain factors, including without limitation the volume of transactions entered into with such counterparty by the Firm, the Company and its investment and/or portfolio companies in the aggregate, Blackstone’s referrals to third parties, the provision of other strategic support by Blackstone or other factors. Further, where such agreements or other arrangements result in Blackstone or portfolio companies or affiliates paying lower rates or fees or receiving discounts, rebates or other similar concessions depending on the goods or services provided by the advisors, vendors or service providers to the Company or Other Clients, Blackstone could be incentivized to engage such advisor, vendor or service provider over other competitors. This could result in the Company or Other Clients paying such advisors, vendors or service providers higher rates than what other advisors, vendors or service providers charge for similar goods or services.
Conflicts of interest exist in the allocation of the costs and benefits of arrangements with service providers for the provision of goods or services to Blackstone, Blackstone Credit & Insurance, the Company, Other Clients and/or their respective portfolio companies. Blackstone and/or Blackstone Credit & Insurance, manages such conflicts and makes allocation judgments with respect to such costs and benefits in its fair and reasonable discretion, notwithstanding its interest in the outcome, subject to applicable law. Blackstone and/or Blackstone Credit & Insurance’s allocation decisions with respect to service providers at times are informed by input from the relevant service provider (including but not limited to where the service provider provides recommended allocation percentages across the relevant parties or provides market practice insight with respect to allocation percentages), and it is possible that the relevant service provider could, due to a conflict, recommend expense allocations that are more favorable to Blackstone and/or Blackstone Credit & Insurance than the Company or portfolio companies, subject to applicable law.
Subject to applicable law, the Company, Other Clients and their portfolio companies are expected to enter into joint ventures with third parties to which the service providers and vendors described above will, in certain circumstances, provide services. In some of these cases, the third-party joint venture partner may be permitted to negotiate to not pay its pro rata share of fees, costs and expenses to be allocated as described above, in which case the Company, Other Clients and their portfolio companies that also use the services of the portfolio company service provider will, directly or indirectly, pay the difference, or the portfolio company service provider will bear a loss equal to the difference.
The Firm expects to encourage service providers to the Company, Other Clients and their investments to use, generally at market rates and/or on arm’s length terms (and/or on the basis of best execution, if applicable), the Firm-affiliated service providers in connection with the business of the Company, portfolio companies, and unaffiliated entities. This practice creates a conflict of interest because it provides an indirect benefit to the Firm in the form of added business for the Firm-affiliated service providers without any reduction to the Company’s management fee.
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

Because the Firm has many different businesses, including the Blackstone Capital Markets Group, which Blackstone investment teams and portfolio companies can engage to provide underwriting and capital market advisory services, it is subject to a number of actual and potential conflicts of interest, greater regulatory oversight and more legal and contractual restrictions than that to which it would be subject if it had just one line of business. To the extent Blackstone determines appropriate, conflict mitigation strategies would be put in place with respect to a particular circumstance, such as internal information barriers or recusal, disclosure or other steps determined appropriate by the Advisers. Service providers affiliated with the Firm, which are generally expected to receive competitive market rate fees (as determined by the Advisers or their affiliates) with respect to certain investments, include:
•Aquicore. Aquicore is a cloud-based platform that tracks, analyzes and predicts key metrics in real estate, with a focus on the reduction of energy consumption. Blackstone holds a minority investment in Aquicore.
•Blackstone Capital Markets. Blackstone Capital Markets Group is a Blackstone affiliate that Blackstone, the Company and its portfolio companies, Other Clients and their portfolio companies, and third parties will, in certain circumstances, engage for debt and equity financings and to provide other investment banking, brokerage, investment advisory or other services.
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
•LNLS. Lexington National Land Services (“LNLS”) is a Blackstone affiliate that (i) acts as a title agent in facilitating and issuing title insurance, (ii) provides title support services for title insurance underwriters, (iii) in certain circumstances, provides courtesy title settlement services and (iv) acts as escrow agent in connection with investments by the Company, Other Clients and their portfolio companies, affiliates and related parties, and third parties, including, from time to time, Blackstone’s borrowers. In exchange for such services, LNLS earns fees which would have otherwise been paid to third parties. Blackstone will periodically benchmark the relevant costs to the extent that market data is available except when such data is impractical or unduly burdensome to obtain, or when LNLS is providing such services in a state where the insurance premium or escrow fee, as applicable, is regulated by the state or when LNLS is part of a syndicate of title insurance companies where the insurance premium is negotiated by other title insurance underwriters or their agent. There will be no related management fee offset for the Company or Other Clients. As a result, while Blackstone believes that LNLS will provide services equal to or better than those provided by third parties (even in jurisdictions where insurance rates are regulated), there is an inherent conflict of interest that gives Blackstone incentive to engage LNLS over a third party.
•73 Strings. 73 Strings is an integrated platform that provides data extraction for analysis in portfolio monitoring and valuation purposes. Blackstone holds a minority investment in 73 Strings. Blackstone, the Clients and Other Clients will engage 73 Strings to collect data from portfolio companies and store critical valuation inputs. The fees, compensation and other amounts received by 73 Strings in connection with such services provided to Clients will not offset the management fee payable by Client investors and will not otherwise be shared with Client investors.
In addition, Blackstone acquired a minority interest in Corebridge, and in connection therewith has entered into a long-term asset management partnership with certain subsidiaries and/or affiliates of Corebridge to serve as the exclusive external manager with respect to certain asset classes within their investment portfolio, for compensation. While Blackstone will not control Corebridge, the aforementioned investment in Corebridge and asset management arrangements could incentivize Blackstone to cause (and Blackstone will benefit indirectly from causing) the Company and/or its portfolio companies to engage Corebridge or its affiliates (including Corebridge Financial, Inc. and its other affiliates and subsidiaries) to provide various services and engage in other transactions and otherwise present conflicts of interests as a result of Blackstone’s interest and relationship therewith.

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
In connection with such relationships, Blackstone Credit & Insurance and, if required by applicable law, the Board will make determinations of competitive market rates based on its consideration of a number of factors, which are generally expected to include Blackstone Credit & Insurance’s experience with non-affiliated service providers, benchmarking data and other methodologies determined by Blackstone Credit & Insurance to be appropriate under the circumstances (i.e., rates that fall within a range that Blackstone Credit & Insurance has determined is reflective of rates in the applicable market and certain similar markets, though not necessarily equal to or lower than the median rate of comparable firms and in certain circumstances, is expected to be in the top of the range). In respect of benchmarking, while Blackstone Credit & Insurance often obtains benchmarking data regarding the rates charged or quoted by third parties for services similar to those provided by Blackstone Credit & Insurance affiliates in the applicable market or certain similar markets, relevant comparisons would not be available for a number of reasons, including, without limitation, as a result of a lack of a substantial market of providers or users of such services or the confidential or bespoke nature of such services (e.g., different assets could receive different services). In addition, benchmarking data is based on general market and broad industry overviews, rather than determined on an asset by asset basis. As a result, benchmarking data does not take into account specific characteristics of individual assets then invested in by the Company (such as location or size), or the particular characteristics of services provided. Further, it could be difficult to identify comparable third-party service providers that provide services of a similar scope and scale as the Firm-affiliated service providers that are the subject of the benchmarking analysis or to obtain detailed information about pricing of a service comparable to that being provided to the Company from third-party service providers if such service providers anticipate that Blackstone will not in fact engage their services. For these reasons, such market comparisons would not necessarily result in precise market terms for comparable services. Expenses to obtain benchmarking data will be borne by the Company, Other Clients and their respective portfolio companies and will not reduce the management fees. Finally, in certain circumstances Blackstone Credit & Insurance may determine that third-party benchmarking is unnecessary, including in circumstances where the price for a particular good or service is mandated by law (e.g., title insurance in rate regulated states) or because in Blackstone Credit & Insurance’s view no comparable service provider offering such good or service (or an insufficient number of comparable service providers for a reasonable comparison) exists or because Blackstone Credit & Insurance has access to adequate market data (including from third-party clients of the Firm-affiliated service provider that is the subject of the benchmarking analysis) to make the determination without reference to third-party benchmarking. For example, in certain circumstances a Firm-affiliated service provider or a portfolio company service provider could provide services to third parties, in which case if the rates charged to such third parties are consistent with the rates charged to the Company, Other Clients and their respective portfolio companies, then a separate benchmarking analysis of such rates is not expected to be prepared. Some of the services performed by Firm-affiliated service providers could also be performed by the Firm from time to time and vice versa. Fees paid by the Company or its portfolio companies to or value created in Firm affiliated service providers or vendors do not reduce the management fee. These conflicts related to Firm-affiliated service providers will not necessarily be resolved in favor of the Company, and shareholders might not be entitled to receive notice or disclosure of the occurrence of these conflicts.
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
Transactions with Portfolio Companies. The Firm and portfolio companies of the Company and Other Clients operate in multiple industries and provide products and services to or otherwise contract with the Company and its portfolio companies, among others. In the alternative, the Firm could form a joint venture with such a company to implement such referral arrangement. For example, such arrangements could include the establishment of a joint venture or other business arrangement between the Firm, on the one hand, and a portfolio company of the Company, portfolio company of an Other Client or third party, on the other hand, pursuant to which the joint venture or business provides services (including, without limitation, corporate support services, loan management services, management services, operational services, ongoing account services (e.g., interacting and coordinating with banks generally and with regard to their know your client requirements), risk management services, data services, consulting services, brokerage services, sustainability and clean energy consulting services, insurance procurement, placement, brokerage and consulting services, and other services) to portfolio companies of the Company (and portfolio companies of Other Clients) that are referred to the joint venture or business by the Firm. The Firm, the Company and Other Clients and their respective portfolio companies and personnel and related parties of the foregoing can be expected to make referrals or introductions to the Company or portfolio companies of the Company or Other Clients in an effort, in part, to increase the customer base of such companies or businesses (and therefore the value of the investment held by the Company or Other Client, which would also benefit the Firm financially through its participation in such joint venture or business) or because such referrals or introductions will, in certain circumstances, result in financial benefits, such as cash payments, additional equity ownership, participation in revenue share and/or milestones benefiting the referring or introducing party that are tied or related to participation by the portfolio companies of the Company and/or of Other Clients, accruing to the party making the introduction (e.g., personnel of Blackstone, including the Advisers’ investment professionals). Such joint venture or business could use data obtained from such portfolio companies (see “—Data” elsewhere herein). The Company and the shareholders typically will not share in any fees, economics, equity or other benefits accruing to the Firm, Other Clients and their portfolio companies as a result of the introduction of the Company and its portfolio companies. Moreover, payments made to the Firm in connection with such arrangements will not reduce the management fees payable to the Adviser. There could, however, be instances in which the applicable arrangements provide that the Company or its portfolio companies share in some or all of any resulting financial incentives (including, in some cases, cash payments, additional equity ownership, participation in revenue share and/or milestones) based on structures and allocation methodologies determined in the sole discretion of the Firm. Conversely, where the Company or one of its portfolio companies is the referring or introducing party, rather than receiving all of the financial incentives (including, in some cases, cash payments, additional equity ownership, participation in revenue share and/or milestones) for similar types of referrals and/or introductions, such financial incentives (including, in some cases, cash payments, additional equity ownership, participation in revenue share and/or milestones) could be similarly shared with the participating Other Clients or their respective portfolio companies.
The Firm is also permitted to enter into commercial relationships with third-party companies, including those in which the Company considered making an investment (but ultimately chose not to pursue). For example, the Firm could enter into an introducer engagement with such company, pursuant to which the Firm introduces the company to unaffiliated third parties (which can include current and former portfolio companies and portfolio companies of Other Clients and/or their respective employees) in exchange for a fee from, or equity interest in, such company. This creates a conflict of interest because, even though the Firm could benefit financially from this commercial relationship, the Firm will be under no obligation to reimburse the Company for Broken Deal Expenses incurred in connection with its consideration of the prospective investment and such arrangements will not be subject to the management fees payable to the Adviser and otherwise described herein.

Additionally, the Firm or an affiliate is expected to hold equity or other investments in companies or businesses (even if they are not “affiliates” of the Firm) that provide services to or otherwise contract with portfolio companies. Blackstone and Blackstone Credit & Insurance have in the past entered (and can be expected in the future to enter) into relationships with companies in the information technology, corporate services and related industries whereby Blackstone acquires an equity or similar interest in such company. In connection with such relationships, Blackstone and/or Blackstone Credit & Insurance reserves the right to also make referrals and/or introductions to portfolio companies (which could result in financial incentives (including additional equity ownership) and/or milestones benefitting Blackstone and/or Blackstone Credit & Insurance that are tied or related to participation by portfolio companies). Such joint venture or business could use data obtained from portfolio companies of the Company and/or portfolio companies of Other Clients. These arrangements are expected to be entered into without the consent or direct involvement of the Company. The Company and the shareholders will not share in any fees or economics accruing to Blackstone and/or Blackstone Credit & Insurance as a result of these relationships and/or participation by portfolio companies.
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
Cross-Guarantees and Cross-Collateralization. While Blackstone Credit & Insurance generally seeks to use reasonable efforts to avoid cross-guarantees and other similar arrangements, a counterparty, lender or other participant in any transaction to be pursued by the Company other than alternative investment vehicles and/or the Other Clients could require or prefer facing only one fund entity or group of entities, which might result in any of the Company, such Other Clients, the portfolio companies, such Other Clients’ portfolio companies and/or other vehicles being jointly and severally liable for such applicable obligation (subject to any limitations set forth in the applicable governing documents thereof), which in each case could result in the Company, such Other Clients, such portfolio companies and portfolio companies, and/or vehicles entering into a back-to-back or other similar reimbursement agreement, subject to applicable law. In such situation, better financing terms could be available through a cross-collateralized arrangement, but it is not expected that any of the Company or such Other Clients or vehicles would be compensated (or provide compensation to the other) for being primarily liable vis-à-vis such third-party counterparty. Also, it is expected that cross-collateralization will generally occur at portfolio companies rather than the Company for obligations that are not recourse to the Company except in limited circumstances such as “bad boy” events. Any cross-collateralization arrangements with Other Clients could result in the Company losing its interests in otherwise performing investments due to poorly performing or non-performing investments of Other Clients in the collateral pool.
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

Joint Venture Partners. The Company reserves the right to enter into one or more joint venture arrangements with third-party joint venture partners. Investments made with joint venture partners will often involve performance-based compensation and other fees payable to such joint venture partners, as determined by the Advisers in their sole discretion. The joint venture partners could provide services similar to those provided by the Advisers to the Company. Yet, no compensation or fees paid to the joint venture partners would reduce the management fees payable by the Company. Additional conflicts would arise if a joint venture partner is related to the Firm in any way, such as a limited partner investor in, lender to, a shareholder of, or a service provider to the Firm, the Company, Other Clients, or their respective portfolio companies, or any affiliate, personnel, officer or agent of any of the foregoing and there is no assurance that any such conflicts would be resolved in favor of the Company.
Diverse Shareholder Group. The Company’s shareholders are expected to be based in a wide variety of jurisdictions and take a wide variety of forms. The shareholders may have conflicting investment, tax and other interests with respect to their investments in the Company and with respect to the interests of investors in other investment vehicles managed or advised by the Advisers and Blackstone Credit & Insurance that may participate in the same investments as the Company. The conflicting interests of individual shareholders with respect to other shareholders and relative to investors in other investment vehicles would generally relate to or arise from, among other things, the nature of investments made by the Company and such other partnerships, the structuring or the acquisition of investments and the timing of disposition of investments. As a consequence, conflicts of interest may arise in connection with the decisions made by the Advisers or Blackstone Credit & Insurance, including with respect to the nature or structuring of investments that may be more beneficial for one investor than for another investor, especially with respect to investors’ individual tax situations. In addition, the Company may make investments that may have a negative impact on related investments made by the shareholders in separate transactions, such as credit investments that, by consequence of the exercise of remedies related to such investments, adversely impact equity-like investments in respect of those same issuers. In selecting and structuring investments appropriate for the Company, the Advisers or Blackstone Credit & Insurance will consider the investment and tax objectives of the Company and the shareholders (and those of investors in other investment vehicles managed or advised by the Advisers or Blackstone Credit & Insurance) as a whole, not the investment, tax or other objectives of any shareholder individually.
In addition, certain shareholders also may be investors in Other Clients, including supplemental capital vehicles and co-investment vehicles that invest alongside the Company in one or more investments, consistent with applicable law and/or any applicable SEC-granted exemptive order. Shareholders also might include affiliates of the Firm, such as Other Clients, affiliates of portfolio companies of the Company or Other Clients, charities, foundations or other entities or programs associated with Firm personnel and/or current or former Firm employees, the Firm’s senior advisors and/or operating partners and any affiliates, funds or persons may also invest in the Company through the vehicles established in connection with the Firm’s side-by-side co-investment rights, subject to applicable law, in each case, without being subject to management fees, and shareholders will not be afforded the benefits of such arrangements. Some of the foregoing Firm related parties are sponsors of feeder vehicles that could invest in the Company as shareholders. The Firm related sponsors of feeder vehicles generally charge their investors additional fees, including performance based fees, which could provide the Firm current income and increase the value of its ownership position in them. The Firm will therefore have incentives to refer potential investors to these feeder vehicles. All of these Firm related shareholders will have equivalent rights to vote and withhold consents as nonrelated shareholders. Nonetheless, the Firm could have the ability to influence, directly or indirectly, these Firm related shareholders.

It is also possible that the Company or its portfolio companies will be a counterparty (such counterparties dealt with on an arm’s-length basis) or participant in agreements, transactions or other arrangements with a shareholder or an affiliate of a shareholder. Such transactions may include agreements to pay performance fees to operating partners, a management team and other related persons in connection with the Company’s investment therein, which will reduce the Company’s returns. Such shareholders described in the previous sentences may therefore have different information about the Firm and the Company than shareholders not similarly positioned. In addition, conflicts of interest may arise in dealing with any such shareholders, and the Advisers and their affiliates may not be motivated to act solely in accordance with its interests relating to the Company. Similar information disparity could occur as a result of shareholders monitoring their investments in vehicles such as the Company differently. For example, certain shareholders may periodically request from the Advisers information regarding the Company, its investments and/or portfolio companies that is not otherwise set forth in (or has yet to be set forth) in the reporting and other information required to be delivered to all shareholders. In such circumstances, the Advisers are permitted to provide such information to such shareholders, subject to applicable law and regulations. Unless required by applicable law, the Advisers will not be obligated to affirmatively provide such information to all shareholders (although the Advisers will generally provide the same information upon request and treat shareholders equally in that regard). As a result, certain shareholders may have more information about the Company than other shareholders, and, unless required by applicable law, the Advisers will have no duty to ensure all shareholders seek, obtain or process the same information regarding the Company, its investments and/or portfolio companies. Therefore, certain shareholders may be able to take actions on the basis of such information which, in the absence of such information, other shareholders do not take. Furthermore, at certain times the Firm may be restricted from disclosing to the shareholders material non-public information regarding any assets in which the Company invests, particularly those investments in which an Other Client or portfolio company that is publicly registered co-invests with the Company. In addition, investment banks or other financial institutions, as well as Firm personnel, may also be shareholders. These institutions and personnel are a potential source of information and ideas that could benefit the Company, and may receive information about the Company and its portfolio companies in their capacity as a service provider or vendor to the Company and its portfolio companies. Further, shareholders with different domiciles or tax categorizations could receive different investment returns or amounts of tax basis and/or pay different levels of expenses, e.g., based on tax savings or ownership of “blocker” or other structures used to facilitate their investments in the Company.
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
Blackstone has received an exemptive order that permits the Company and other Regulated Funds to, among other things, co-invest with certain other persons, including other Regulated Funds, certain affiliates of Blackstone, Blackstone and certain funds managed and controlled by Blackstone and its affiliates, subject to certain terms and conditions.

Shareholders’ Outside Activities. A shareholder shall be entitled to and can be expected to have business interests and engage in activities in addition to those relating to the Company, including business interests and activities in direct competition with the Company and its portfolio companies, and can engage in transactions with, and provide services to, the Company or its portfolio companies (which will, in certain circumstances, include providing leverage or other financing to the Company or its portfolio companies as determined by the Advisers in their sole discretion). None of the Company, any shareholder or any other person shall have any rights by virtue of the Company’s operative documents or any related agreements in any business ventures of any shareholder. The shareholder, and in certain cases the Advisers, will have conflicting loyalties in these situations.
Insurance. The Advisers will cause the Company to purchase, and/or bear premiums, fees, costs and expenses (including any expenses or fees of insurance brokers) for insurance to insure the Company and the Board against liability in connection with the activities of the Company. This includes a portion of any premiums, fees, costs and expenses for one or more “umbrella,” group or other insurance policies maintained by the Firm that cover the Company and one or more of the Other Clients, the Advisers, Blackstone Credit & Insurance and/or Blackstone (including their respective directors, officers, employees, agents, representatives, independent client representative (if any), portfolio entities and other indemnified parties). The Advisers will make judgments about the allocation of premiums, fees, costs and expenses for such “umbrella,” group or other insurance policies among the Company, one or more Other Clients, the Advisers, Blackstone Credit & Insurance and/or Blackstone on a fair and reasonable basis, subject to approval by the Board, and may revise allocations should they determine subsequently that such forward adjustments are necessary or advisable.
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
Additional Potential Conflicts of Interest. The officers, directors, members, managers, employees and personnel of the Advisers may trade in securities for their own accounts, subject to restrictions and reporting requirements as required by law or the Firm’s policies, or otherwise determined by the Advisers. In addition, certain Other Clients may be subject to the 1940 Act or other regulations that, due to the role of the Firm, could restrict the ability of the Company to buy investments from, to sell investments to or to invest in the same securities as, such Other Clients. Such regulations may have the effect of limiting the investment opportunities available to the Company. In addition, as a consequence of Blackstone’s status as a public company, the officers, directors, members, managers and personnel of the Advisers may take into account certain considerations and other factors in connection with the management of the business and affairs of the Company and its affiliates that would not necessarily be taken into account if Blackstone were not a public company. The directors of Blackstone have fiduciary duties to shareholders of the public company that may have the potential to conflict with their duties to the Company. Finally, although the Firm believes its positive reputation in the marketplace provides benefit to the Company and Other Clients, the Advisers could decline to undertake investment activity or transact with a counterparty on behalf of the Company for reputational reasons, and this decision could result in the Company foregoing a profit or suffering a loss.
Restrictive Covenants; Restrictions on Company Activities. Subject to applicable law and the terms of the Company’s co-investment exemptive relief, Blackstone, the Company, Other Clients, joint venture partners and/or their respective portfolio entities and affiliates can be expected to enter into covenants that restrict or otherwise limit the ability of Blackstone, the Company, Other Clients, joint venture partners and/or their respective portfolio entities and affiliates to make investments in, or otherwise engage in, certain businesses or activities. For example, Other Clients could have granted exclusivity to a joint venture partner that limits the Company and Other Clients from owning assets within a certain distance of any of the joint venture’s assets. Blackstone, the Company, an Other Client, a joint venture partner and/or their respective portfolio entities and affiliates could have entered into a non-compete agreement or other undertaking in connection with a purchase, sale or other transaction, including, without limitation, that Blackstone, the Company, Other Clients, joint venture partners and/or their respective portfolio entities and affiliates will not make investments or otherwise engage in any business or activity if such investment, business or activity could adversely affect or materially delay obtaining regulatory or other approvals in connection with any such purchase, sale or other transaction. These types of restrictions may negatively impact the ability of the Company to implement its investment program. See also “—Multiple Blackstone Business Lines” herein.

Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.
Cybersecurity Risk Management and Strategy
As an externally managed closed-end management investment company that has elected to be treated as a BDC under the 1940 Act, our day-to-day operations are managed by the Advisers, Administrators and our executive officers under the oversight of our Board. Our executive officers are senior Blackstone Credit & Insurance professionals and each of the Advisers and Administrators is a subsidiary of Blackstone. As such, we are reliant on Blackstone for assessing, identifying and managing material risks to our business from cybersecurity threats. Below are details Blackstone has provided to us regarding its cybersecurity program that are relevant to us.
Blackstone maintains a comprehensive cybersecurity program, including policies and procedures designed to protect its systems, operations, and the data entrusted to it, including by us and the Advisers, from anticipated threats or hazards. Blackstone utilizes a variety of protective measures as a part of its cybersecurity program. These measures include, where appropriate, physical and digital access controls, patch management, identity verification and mobile device management software, new hire and annual employee cybersecurity awareness and best practices training programs, security baselines and tools to report anomalous activity, and monitoring of data usage, hardware and software.
Blackstone tests its cybersecurity defenses regularly through automated and manual vulnerability scanning, to identify and remediate critical vulnerabilities. In addition, it conducts annual “white hat” penetration tests to validate its security posture. Blackstone internally examines its cybersecurity program on an annual basis and conducts a third-party review every two to three years to evaluate its effectiveness, in part by considering industry standards and established frameworks, such as the National Institute of Standards and Technology and Center for Internet Security, as guidelines. Further, Blackstone engages in annual cybersecurity incident tabletop exercises and scenario planning exercises involving hypothetical cybersecurity incidents to test its cybersecurity incident response processes. Blackstone’s Chief Security Officer (the “CSO”) and members of Blackstone’s senior management, Legal and Compliance, Technology and Innovations (“BXTI”) and Global Corporate Affairs participate in these exercises. Learnings from these tabletop exercises and any events Blackstone experiences are reviewed, discussed, and incorporated into its cybersecurity incident response processes, as appropriate.
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
Blackstone has a comprehensive Security Incident Response Plan (the “IRP”) designed to inform the proper escalation (including, as appropriate, to our senior management) of non-routine suspected or confirmed information security or cybersecurity events based on the expected risk an event presents. As appropriate, a Security Incident Response Team composed of individuals from several internal technical and managerial functions may be formed to investigate and remediate the event and determine the extent of external advisor support required, including from external counsel, forensic investigators, and/or law enforcement. The IRP sets out ongoing monitoring or remediation actions to be taken after resolution of an incident. The IRP is reviewed at least annually by members of BXTI and Blackstone’s Legal and Compliance.
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
For a discussion of how risks from cybersecurity threats affect our business, and our reliance on Blackstone in managing these risks, see “Item 1A. Risk Factors—Risk Related to our Business—Cybersecurity and data protection risks could result in the loss of data, interruptions in our business, and damage to our reputation, and subject us to regulatory actions, increased costs and financial losses, each of which could have a material adverse effect on our business and results of operations.”
Cybersecurity Governance
Blackstone has a dedicated cybersecurity team, led by Blackstone’s CSO, who works closely with Blackstone senior management, including Blackstone’s Chief Technology Officer (“CTO”), to develop and advance the firm’s cybersecurity program and strategy, which applies to us and the Advisers.
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
Blackstone’s CTO is a Senior Managing Director and the head of BXTI. The CTO has over 24 years of information security, technology and engineering experience, including having previously served as the Chief Technology and Chief Innovation Officer at a large financial institution. Blackstone’s CTO is responsible for all aspects of technology across Blackstone, advises Blackstone’s investment teams and acts as a resource to Blackstone portfolio companies, and companies externally managed by Blackstone such as us, on technology-related matters.
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
Our Board is responsible for understanding the primary risks to our business. The Board is responsible for reviewing periodically our and the Advisers’ information technology security controls and related compliance matters, with management. Blackstone’s CSO, or designee, reports to the Board, or a committee thereof, at least annually on cybersecurity matters, including risks facing us and the Advisers and, as applicable, certain incidents. In addition to such periodic reports, the Board or a committee thereof may receive updates from management as to our and the Advisers’ cybersecurity risks and Blackstone cybersecurity program developments.
Item 2. Properties.
We do not own any real estate or other physical properties materially important to our operation. Our corporate headquarters are located at 345 Park Avenue, New York, New York 10154 and are provided by the Administrators in accordance with the terms of the Administration Agreements. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.

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
Holders
As of March 9, 2026 there were 64,194 holders of record of our Class I shares, 79,975 holders of record of our Class S shares, and 188 holders of record of our Class D shares.
NAV Per Share
We expect to determine our NAV for each class of shares as of the last day of each calendar month. The NAV per share for each class of shares is determined by dividing the value of total assets attributable to the class minus liabilities attributable to the class by the total number of Common Shares outstanding of the class at the date as of which the determination is made. The following table presents our monthly NAV per share for each of the classes of shares for the year ended December 31, 2025:

	NAV Per Share
For the Months Ended	Class I	Class S	Class D
January 31, 2025	$25.42	$25.42	$25.42
February 28, 2025	$25.36	$25.36	$25.36
March 31, 2025	$25.25	$25.25	$25.25
April 30, 2025	$25.19	$25.19	$25.19
May 31, 2025	$25.21	$25.21	$25.21
June 30, 2025	$25.17	$25.17	$25.17
July 31, 2025	$25.16	$25.16	$25.16
August 31, 2025	$25.09	$25.09	$25.09
September 30, 2025	$24.97	$24.97	$24.97
October 31, 2025	$24.94	$24.94	$24.94
November 30, 2025	$24.87	$24.87	$24.87
December 31, 2025	$24.79	$24.79	$24.79
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
The following tables summarize our distributions declared and payable for the year ended December 31, 2025 (dollar amounts in thousands, except per share amounts):

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 22, 2025	January 31, 2025	February 27, 2025	$0.2200	$228,819
February 20, 2025	February 28, 2025	March 26, 2025	0.2200	238,587
March 19, 2025	March 31, 2025	April 24, 2025	0.2200	246,375
April 16, 2025	April 30, 2025	May 27, 2025	0.2200	253,182
May 19, 2025	May 31, 2025	June 26, 2025	0.2200	259,757
June 19, 2025	June 30, 2025	July 24, 2025	0.2200	267,011
July 18, 2025	July 31, 2025	August 26, 2025	0.2200	267,059
August 20, 2025	August 31, 2025	September 25, 2025	0.2200	274,235
September 18, 2025	September 30, 2025	October 23, 2025	0.2200	283,583
September 18, 2025	October 31, 2025	November 26, 2025	0.2000	260,052
November 19, 2025	November 30, 2025	December 26, 2025	0.2000	269,094
December 18, 2025	December 31, 2025	January 28, 2026	0.2000	274,577
			$2.5800	$3,122,331

			Class S
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 22, 2025	January 31, 2025	February 27, 2025	$0.2020	$102,691
February 20, 2025	February 28, 2025	March 26, 2025	0.2020	104,955
March 19, 2025	March 31, 2025	April 24, 2025	0.2020	107,789
April 16, 2025	April 30, 2025	May 27, 2025	0.2021	109,761
May 19, 2025	May 31, 2025	June 26, 2025	0.2022	111,623
June 19, 2025	June 30, 2025	July 24, 2025	0.2021	113,811
July 18, 2025	July 31, 2025	August 26, 2025	0.2022	114,847
August 20, 2025	August 31, 2025	September 25, 2025	0.2022	117,040
September 18, 2025	September 30, 2025	October 23, 2025	0.2022	119,217
September 18, 2025	October 31, 2025	November 26, 2025	0.1823	107,985
November 19, 2025	November 30, 2025	December 26, 2025	0.1823	109,628
December 18, 2025	December 31, 2025	January 28, 2026	0.1824	110,649
			$2.3660	$1,329,996

			Class D
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 22, 2025	January 31, 2025	February 27, 2025	$0.2147	$5,018
February 20, 2025	February 28, 2025	March 26, 2025	0.2147	5,387
March 19, 2025	March 31, 2025	April 24, 2025	0.2147	5,442
April 16, 2025	April 30, 2025	May 27, 2025	0.2147	5,530
May 19, 2025	May 31, 2025	June 26, 2025	0.2148	5,743
June 19, 2025	June 30, 2025	July 24, 2025	0.2147	5,885
July 18, 2025	July 31, 2025	August 26, 2025	0.2148	5,289
August 20, 2025	August 31, 2025	September 25, 2025	0.2148	5,419
September 18, 2025	September 30, 2025	October 23, 2025	0.2148	5,439
September 18, 2025	October 31, 2025	November 26, 2025	0.1948	5,000
November 19, 2025	November 30, 2025	December 26, 2025	0.1948	5,011
December 18, 2025	December 31, 2025	January 28, 2026	0.1948	5,017
			$2.5171	$64,180
Distribution and Servicing Plan
The Board approved the Distribution and Servicing Plan. The following table shows the shareholder servicing and/or distribution fees the Company pays the Intermediary Manager with respect to Class I, Class S and Class D shares on an annualized basis as a percentage of the Company’s NAV for such class. The shareholder servicing and/or distribution fees is paid monthly in arrears, calculated using the NAV of the applicable class as of the beginning of the first calendar day of the month.

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
The shareholder servicing and/or distribution fees will be paid monthly in arrears. The distribution and servicing expenses borne by the participating brokers may be different from and substantially less than the amount of shareholder servicing and/or distribution fees charged. The Intermediary Manager will reallow (pay) all of the shareholder servicing and/or distribution fees to participating brokers and servicing brokers for ongoing shareholder services performed by such brokers, and will waive shareholder servicing and/or distribution fees to the extent a broker is not eligible to receive it for failure to provide such services. All or a portion of the shareholder servicing and/or distribution fee may be used to pay for sub-transfer agency, sub-accounting and certain other administrative services. The Company also may pay for these sub-transfer agency, sub-accounting and certain other administrative services outside of the shareholder servicing and/or distribution fees and its Distribution and Servicing Plan. Because the shareholder servicing and/or distribution fees with respect to Class S shares and Class D shares are calculated based on the aggregate NAV for all of the outstanding shares of each such class, it reduces the NAV with respect to all shares of each such class, including shares issued under the Company’s distribution reinvestment plan.

Eligibility to receive the shareholder servicing and/or distribution fee is conditioned on a broker providing the following ongoing services with respect to the Class S or Class D shares: assistance with recordkeeping, answering investor inquiries regarding us, including regarding distribution payments and reinvestments, helping investors understand their investments upon their request, and assistance with share repurchase requests. If the applicable broker is not eligible to receive the shareholder servicing and/or distribution fee due to failure to provide these services, the Intermediary Manager will waive the shareholder servicing and/or distribution fee that the broker would have otherwise been eligible to receive. The shareholder servicing and/or distribution fees are ongoing fees that are not paid at the time of purchase.
Distribution Reinvestment Plan
We have adopted a distribution reinvestment plan, pursuant to which we will reinvest all cash dividends declared by the Board on behalf of our shareholders who do not elect to receive their dividends in cash. As a result, if the Board authorizes, and we declare, a cash dividend or other distribution, then our shareholders who have not opted out of our distribution reinvestment plan will have their cash distributions automatically reinvested in additional shares as described below, rather than receiving the cash dividend or other distribution. Distributions on fractional shares will be credited to each participating shareholder’s account to three decimal places. No action is required on the part of a registered shareholder to have his, her or its cash dividend or other distribution reinvested in our Common Shares, except shareholders in certain states. Investors and clients of certain participating brokers in states that do not permit automatic enrollment in our distribution reinvestment plan will automatically receive their distributions in cash unless they elect to have their cash distributions reinvested in additional Common Shares.
Share Repurchase Program
We have implemented a share repurchase program under which, at the discretion of our Board, the Company may repurchase, in each quarter, up to 5% of the NAV of the Company’s Common Shares outstanding (either by number of shares or aggregate NAV) as of the close of the previous calendar quarter. For the avoidance of doubt, such target amount is assessed each calendar quarter. The Board may amend or suspend the share repurchase program at any time (including to offer to purchase fewer shares) if in its reasonable judgment it deems such action to be in the best interest of shareholders, such as when a repurchase offer would place an undue burden on the Company’s liquidity, adversely affect the Company’s operations or risk having an adverse impact on the Company that would outweigh the benefit of the repurchase offer. As a result, share repurchases may not be available each quarter, or may only be available in an amount less than 5% of our Common Shares outstanding. Upon a determination by the Board to (i) suspend the share repurchase program or (ii) materially modify our share repurchase program in a manner that reduces liquidity available to our shareholders, our share repurchase program requires the Board to consider, at least quarterly, whether continuing to restrict repurchases or resuming the share repurchase program at the Company level would be in the best interest of the Company and our shareholders. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act. Additionally, pursuant to Rule 23c-1(a)(10) under the 1940 Act, the Company may also repurchase its outstanding Common Shares outside of the share repurchase program. All shares purchased pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.
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
Refer to our Current Reports on Form 8-K filed with SEC on October 21, 2025, November 20, 2025 and December 19, 2025 for information about unregistered sales of our equity securities during the three months ended December 31, 2025.

The following table presents the repurchases of Common Shares pursuant to the Company’s share repurchase program during the three months ended December 31, 2025 (dollars in thousands except per share amounts):

Commencement Date	Repurchase Request Deadline	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes) (2)	Maximum number of shares that may yet be purchased under the repurchase program (3)
November 03, 2025	December 02, 2025	85,035,789	4.5%	$24.79	December 31, 2025	$2,107,505	—
(1) Percentage is based on total shares as of the close of the previous calendar quarter.
(2) Amounts shown net of Early Repurchase Deduction.
(3) All repurchase requests were satisfied in full.
Item 6. (Reserved).
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This section of this Form 10-K generally discusses 2025 and 2024 items and year to year comparisons between 2025 and 2024. For the discussion of 2024 compared to 2023 see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2024, which specific discussion is incorporated herein by reference. The information contained in this section should be read in conjunction with the consolidated financial statements and notes thereto in Part II, Item 8 of this Form 10-K “Financial Statements and Supplementary Data.” This discussion contains forward-looking statements and involves numerous risks, uncertainties, and other factors outside of the Company’s control, including, but not limited to those described in Part I, Item 1A of this Form 10-K “Risk Factors.” Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed under “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” appearing elsewhere in this Form 10-K.
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
Under the Investment Advisory Agreement, we have agreed to pay the Adviser an annual management fee as well as an incentive fee based on our investment performance. The sub-advisory fees payable to the Sub-Adviser under the Sub-Advisory Agreement will be paid by the Adviser out of its own advisory fees rather than paid separately by us. Also, under the Administration Agreement, we have agreed to reimburse the Administrator for the allocable portion of certain expenses incurred by the Administrators in performing their obligations under the Administration Agreements, including our allocable portion of the costs of compensation and related expenses of our chief compliance officer, chief financial officer and their respective staffs.
Our investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation. Under normal market conditions, we generally invest at least 80% of our total assets (net assets plus borrowings for investment purposes) in private credit investments (loans, bonds and other credit instruments that are issued in private offerings or issued by private companies). If we change our 80% test, we will provide shareholders with at least 60 days’ notice of such change. Under normal circumstances we expect that the majority of our portfolio will be in privately originated and privately negotiated investments, predominantly direct lending to U.S. private companies through (i) first lien senior secured and unitranche loans (including first-out/last-out loans) and (ii) second lien, unsecured, subordinated or mezzanine loans and structured credit, as well as broadly syndicated loans (for which we may serve as an anchor investor), club deals (generally investments made by a small group of investment firms) and other debt and equity securities (the investments described in this sentence, collectively,

“Private Credit”). In limited instances, we may retain the “last out” portion of a first-lien loan. In such cases, the “first out” portion of the first lien loan would receive priority with respect to payment over our “last out” position. In exchange for the higher risk of loss associated with such “last out” portion, we would earn a higher rate of interest than the “first out” position. To a lesser extent, we will also invest in publicly traded securities of large corporate issuers. We expect that such investments will generally be liquid, and may be used for the purposes of maintaining liquidity for our share repurchase program and cash management, while also presenting an opportunity for attractive investment returns.
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
Expense Support and Conditional Reimbursement Agreement
We have entered into an Expense Support Agreement with the Sub-Adviser. For additional information see “Item 8. Financial Statements and Supplementary Data —Notes to Consolidated Financial Statements—Note 3. Fees, Expenses, Agreements and Related Party Transactions.”
Portfolio and Investment Activity
For the year ended December 31, 2025, we made $30,088.4 million aggregate principal amount of new investment commitments ($8,217.4 million of which remained unfunded as of December 31, 2025), $26,863.3 million of which was first lien debt, $722.9 million of which was second lien debt, $35.0 million of which was unsecured debt, $147.4 million of which was structured finance debt obligations, $337.6 million of which was structured finance equity obligations and $1,982.2 million of which was equity and other.
Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated) (dollar amounts in thousands):

	As of and for the year ended December 31,
	2025	2024	2023
Investments:
Total investments, beginning of period	$68,985,671	$51,021,723	$49,935,296
New investments purchased	25,695,748	25,250,002	7,536,897
Payment-in-kind interest capitalized	459,798	366,024	236,822
Net accretion of discount on investments	264,926	215,203	172,875
Net realized gain (loss) on investments	(201,758)	(176,654)	(308,564)
Investments sold or repaid	(12,288,144)	(7,690,627)	(6,551,603)
Total investments, end of period	$82,916,241	$68,985,671	$51,021,723
Amount of investments funded at principal:
First lien debt	$23,096,521	$22,756,183	$7,482,700
Second lien debt	758,658	1,664,474	85,438
Unsecured debt	35,000	159,976	18,733
Structured finance obligations - debt instruments	147,377	255,007	67,540
Structured finance obligations - equity instruments	285,198	185,530	—
Equity and Other	1,651,281	466,140	88,964
Total	$25,974,035	$25,487,310	$7,743,375
Proceeds from investments sold or repaid:
First lien debt	$(11,488,771)	$(6,680,425)	$(6,064,022)
Second lien debt	(322,968)	(670,943)	(256,812)
Unsecured debt	(9,409)	—	(14,616)
Structured finance obligations - debt instruments	(228,957)	(115,749)	(31,728)
Structured finance obligations - equity instruments	(39,648)	(20,575)	—
Equity and Other	(198,391)	(202,935)	(184,425)
Total	$(12,288,144)	$(7,690,627)	$(6,551,603)

	As of December 31,
	2025	2024	2023
Number of portfolio companies	700	603	503
Weighted average yield on performing debt and income producing investments, at amortized cost (1)(2)	9.2%	10.1%	11.7%
Weighted average yield on performing debt and income producing investments, at fair value (1)(2)	9.3%	10.2%	11.8%
Average loan to value (LTV) (3)	45.9%	42.8%	43.7%
Percentage of performing debt investments bearing a floating rate (4)	99.7%	99.7%	99.9%
Percentage of assets on non-accrual, at amortized cost (5)	0.6%	0.5%	0.1%
(1)Computed as (a) the annual stated interest rate or yield plus the annual accretion of discounts or less the annual amortization of premiums, as applicable, on accruing debt included in such securities, divided by (b) total debt investments (at fair value or amortized cost, as applicable) included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.
(2)As of December 31, 2025, 2024 and 2023, the weighted average total portfolio yield at amortized cost was 9.1%, 9.5% and 11.0%, respectively. As of December 31, 2025, 2024 and 2023, the weighted average total portfolio yield at fair value was 9.2%, 9.6% and 11.1%, respectively.
(3)Includes all debt investments for which fair value is determined by our Board in conjunction with a third-party valuation firm and excludes quoted investments and asset-based investments. Average loan-to-value represents the net ratio of loan-to-value for each portfolio company, weighted based on the fair value of total applicable debt investments. Loan-to-value is calculated as the current total net debt through each respective loan tranche divided by the estimated enterprise value of the portfolio company as of the most recent quarter-end.
(4)As a percentage of total fair value of performing debt investments. As of December 31, 2025, 2024 and 2023, performing debt investments bearing a floating rate represented 95.3%, 97.2% and 98.1%, respectively, of total investments at fair value (excluding investments in joint ventures).
(5)As a percentage of total amortized cost of investments (excluding investments in joint ventures). Investments on non-accrual represented 0.4%, 0.2% and less than 0.1% of total investments at fair value (excluding investments in joint ventures) as of December 31, 2025, 2024 and 2023, respectively.
As of December 31, 2025 and 2024, our portfolio companies had a weighted average annual EBITDA of $264 million and $234 million, respectively. These calculations include all debt investments for which fair value is determined by the Board in conjunction with a third-party valuation firm and excludes quoted investments and asset-backed investments. Amounts are weighted based on the fair market value of each respective investment. Amounts were derived from the most recently available portfolio company financial statements, have not been independently verified by us, and may reflect a normalized or adjusted amount. Accordingly, we make no representation or warranty in respect of this information.
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
As of December 31, 2025, the Company and the Emerald JV Partner committed to contribute up to $2,250.0 million and $750.0 million, of capital, respectively, to the Emerald JV. As of December 31, 2025, the Company had contributed (net of returns of capital) $1,815.0 million and the Emerald JV Partner had contributed (net of returns of capital) $605.0 million and $435.0 million of capital remained uncalled from the Company and $145.0 million of capital remained uncalled from the Emerald JV Partner. The Company and the Emerald JV Partner own 75% and 25%, respectively, of the equity ownership interests of the Emerald JV. The Company and the Emerald JV Partner, through their joint control of the Emerald JV’s general partner, have equal control of the Emerald JV’s investment decisions, the decision to call additional capital up to the amounts committed by the Company and the Emerald JV Partner, the decision to return capital or to make distributions, and generally all other decisions in respect of the Emerald JV must be approved by the Emerald JV’s investment committee or board of directors, each of which consists of an equal number of representatives of the Company and the Emerald JV Partner. The Company does not consolidate the Emerald JV.

The following table is a summary of Emerald JV’s portfolio as of December 31, 2025, December 31, 2024 and December 31, 2023:

	December 31, 2025	December 31, 2024	December 31, 2023
Total investments, at fair value	$6,496,980	$5,647,024	$5,325,685
Total senior secured debt investments, at fair value	$6,471,011	$5,544,430	$5,187,161
Number of portfolio companies	361	275	272
Weighted average yield on performing debt and income producing investments, at amortized cost (1)(2)	8.2%	9.0%	11.4%
Weighted average yield on performing debt and income producing investments, at fair value (1)(2)	8.4%	9.2%	11.5%
Percentage of performing debt investments bearing a floating rate (3)	99.9%	99.9%	99.8%
Percentage of assets on non-accrual, at amortized cost (4)	0.7%	1.6%	0.1%
(1)Computed as (a) the annual stated interest rate or yield plus the annual accretion of discounts or less the annual amortization of premiums, as applicable, on accruing debt included in such securities, divided by (b) total debt investments (at fair value or amortized cost, as applicable) included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.
(2)As of December 31, 2025, 2024 and 2023, the weighted average total portfolio yield at amortized cost was 8.0%, 8.8% and 11.2%, respectively. As of December 31, 2025, 2024 and 2023, the weighted average total portfolio yield at fair value was 8.3%, 9.0% and 11.2%, respectively.
(3)As a percentage of total fair value of performing debt investments. As of December 31, 2025, 2024 and 2023, performing debt investments bearing a floating rate represented 98.9%, 98.0% and 97.1%, respectively, of total investment at fair value.
(4)As a percentage of total amortized cost of investments of Emerald JV. Assets on non-accrual represented 0.6%, 1.4% and 0.1% of total investments at fair value of Emerald JV as of December 31, 2025, 2024 and 2023, respectively.

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
As of December 31, 2025, the Company and the Verdelite JV Partner committed to contribute up to $147.0 million and $21.0 million of capital, respectively, to the Verdelite JV. As of December 31, 2025, the Company had contributed (net of returns of capital) $117.7 million and the Verdelite JV Partner had contributed (net of returns of capital) $16.8 million and $29.3 million of capital remained uncalled from the Company and $4.2 million of capital remained uncalled from the Verdelite JV Partner. The Company and the Verdelite JV Partner own 87.5% and 12.5%, respectively, of the equity ownership interests of the Verdelite JV. The Company and the Verdelite JV Partner, through their joint control of the Verdelite JV’s general partner, have equal control of the Verdelite JV’s investment decisions, the decision to call additional capital up to the amounts committed by the Company and the Verdelite JV Partner, the decision to return capital or to make distributions, and generally all other decisions in respect of the Verdelite JV must be approved by the Verdelite JV’s investment committee or board of directors, each of which consists of an equal number of representatives of the Company and the Verdelite JV Partner. The Company does not consolidate the Verdelite JV.

The following table is a summary of Verdelite JV’s portfolio as of December 31, 2025, December 31, 2024 and December 31, 2023:

	December 31, 2025	December 31, 2024	December 31, 2023
Total investments, at fair value	$714,200	$650,532	$591,886
Total senior secured debt investments, at fair value	$714,200	$650,532	$591,886
Number of portfolio companies	281	240	192
Weighted average yield on performing debt and income producing investments, at amortized cost (1)(2)	6.8%	7.2%	9.8%
Weighted average yield on performing debt and income producing investments, at fair value (1)(2)	6.9%	7.1%	9.7%
Percentage of performing debt investments bearing a floating rate (3)	100.0%	100.0%	100.0%
Percentage of assets on non-accrual, at amortized cost (4)	—%	—%	—%
(1)Computed as (a) the annual stated interest rate or yield plus the annual accretion of discounts or less the annual amortization of premiums, as applicable, on accruing debt included in such securities, divided by (b) total debt investments (at fair value or amortized cost, as applicable) included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.
(2)As of December 31, 2025, 2024 and 2023, the weighted average total portfolio yield at amortized cost was 6.8%, 7.2% and 9.8%, respectively. As of December 31, 2025, 2024 and 2023, the weighted average total portfolio yield at fair value was 6.9%, 7.1% and 9.7%, respectively.
(3)As a percentage of total fair value of performing debt investments. As of December 31, 2025, 2024 and 2023, performing debt investments bearing a floating rate represented 100.0%, 100.0% and 100.0%, respectively, of total investment at fair value.
(4)As a percentage of total amortized cost of investments of Verdelite JV. Verdelite JV had no assets on non-accrual as of December 31, 2025, 2024 and 2023.
For additional information on the Emerald JV and Verdelite JV, including a listing of portfolio investments for each, see “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 11. Joint Ventures.”
Results of Operations
The following table represents the operating results (dollar amounts in thousands):

	For the Year Ended December 31,
	2025	2024	2023
Total investment income	$7,589,581	$6,694,692	$5,738,009
Total expenses before tax expense	3,303,314	2,952,489	2,646,721
Net investment income before tax expense	4,286,267	3,742,203	3,091,288
Excise and other tax expense	21,390	33,724	32,826
Net investment income after tax expense	4,264,877	3,708,479	3,058,462
Net change in unrealized appreciation (depreciation), net of income tax (provision) benefit	(522,906)	(97,287)	615,705
Net realized gain (loss), net of tax expense	(372,802)	(126,664)	(310,984)
Net increase (decrease) in net assets resulting from operations	$3,369,169	$3,484,528	$3,363,183
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.

Investment Income
Investment income was as follows (dollar amounts in thousands):

	For the Year Ended December 31,
	2025	2024	2023
Interest income	$6,727,896	$6,012,032	$5,196,090
Payment-in-kind interest income	467,495	385,285	220,889
Dividend income	357,979	282,476	317,749
Non-cash dividend income	13,873	—	—
Other income	22,338	14,899	3,281
Total investment income	$7,589,581	$6,694,692	$5,738,009
Total investment income increased to $7.6 billion for the year ended December 31, 2025, an increase of $894.9 million or 13% compared to the year ended December 31, 2024. This was primarily attributable to an increase in the average investments, partially offset by a lower weighted average yield on the portfolio compared to the year ended December 31, 2024. Average investments at fair value increased by 28% to $73,784.5 million for the year ended December 31, 2025, compared to $57,778.6 million for the year ended December 31, 2024.
Additionally, for the year ended December 31, 2025, we recorded $93.9 million of non-recurring interest income (e.g., prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts, etc.) as compared to $51.6 million in the prior year, primarily as a result of increased prepayments.
For the years ended December 31, 2025 and 2024, PIK interest and non-cash dividend income represented 6.3% and 5.8% of total investment income, respectively, and represented 11.3% and 10.4% of net investment income, respectively. We expect that PIK interest and non-cash dividend income will vary based on the elections of certain borrowers.
We expect that investment income will vary based on a variety of factors including the pace of our originations, repayments and changes in interest rates.
Elevated interest rates continued to favorably impact our investment income for the year ended December 31, 2025. Despite gradual decreases in interest rates during 2025, inflation has remained above the U.S. Federal Reserve’s target level, and interest rates remain elevated. Following three consecutive rate cuts, the U.S. Federal Reserve held interest rates steady in January 2026 and noted, among other matters, that it would continue to assess and monitor incoming information in considering additional adjustments. Future decreases in benchmark interest rates may adversely impact our investment income. Conversely, future increases in benchmark interest rates and the resulting impacts to cost of capital have the potential to negatively impact the free cash flow and credit quality of certain borrowers which could impact their ability to make principal and interest payments. If such interest rate fluctuations occur concurrently with a period of economic weakness or a slowdown in growth, our borrowers’ and our portfolio performance may be negatively impacted. Further, significant market dislocation as a result of changing economic conditions could limit the liquidity of certain assets traded in the credit markets, and this could impact our ability to sell such assets at attractive prices or in a timely manner.

Expenses
Expenses were as follows (dollar amounts in thousands):

	For the Year Ended December 31,
	2025	2024	2023
Interest expense	$1,931,919	$1,838,600	$1,759,437
Management fees	566,571	432,447	316,238
Income based incentive fees	626,689	543,693	446,922
Capital gains based incentive fees	—	—	—
Distribution and shareholder servicing fees
Class S	120,362	96,127	68,878
Class D	1,588	1,246	1,117
Professional fees	8,350	11,925	20,114
Board of Trustees’ fees	942	895	913
Administrative service expenses	11,368	6,716	6,729
Other general and administrative expenses	31,372	16,989	23,120
Amortization of continuous offering costs	4,153	3,851	3,253
Total expenses before tax expense	3,303,314	2,952,489	2,646,721
Net investment income before tax expense	4,286,267	3,742,203	3,091,288
Excise and other tax expense	21,390	33,724	32,826
Net investment income after tax expense	$4,264,877	$3,708,479	$3,058,462
Interest Expense
Total interest expense increased to $1,931.9 million for the year ended December 31, 2025, an increase of $93.3 million or 5% compared to the year ended December 31, 2024. This was primarily driven by an increase in our average principal of debt outstanding, partially offset by a decrease in our weighted average interest rate on our borrowings relative to the prior year.
The average principal of debt outstanding increased to $31,044.6 million for the year ended December 31, 2025 from $25,294.0 million in the prior year. Our weighted average interest rate (including unused fees, amortization of debt issuance costs (including premiums and discounts), and the impact of the application of hedge accounting and excluding amortization of deferred financing costs) decreased to 6.11% for the year ended December 31, 2025 from 7.13% for the prior year. Our weighted average all-in cost of debt (including unused fees, amortization of debt issuance costs (including premiums and discounts), amortization of deferred financing costs, and the impact of the application of hedge accounting) decreased to 6.22% for the year ended December 31, 2025 from 7.27% for the prior year.
Management Fees
Management fees increased to $566.6 million for the year ended December 31, 2025, an increase of $134.1 million or 31% compared to the year ended December 31, 2024, primarily due to an increase in weighted average net assets to $45,472.6 million for the year ended December 31, 2025 compared to $34,749.8 million for the year ended December 31, 2024.
Income Based Incentive Fees
Income based incentive fees increased to $626.7 million for the year ended December 31, 2025, an increase of $83.0 million or 15% compared to the year ended December 31, 2024, primarily due to an increase in pre-incentive fee net investment income. Pre-incentive fee net investment income increased to $5,013.5 million for the year ended December 31, 2025 from $4,349.5 million for the year ended December 31, 2024.

Capital Gains Based Incentive Fees
We accrued no capital gains based incentive fees for the years ended December 31, 2025 and 2024.
The accrual for any capital gains based incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less in the prior period. If such cumulative amount is negative, then there is no accrual.
Other Expenses
Total other expenses increased to $178.1 million for the year ended December 31, 2025, an increase of $40.4 million or 29% compared to the year ended December 31, 2024. Total other expenses for the year ended December 31, 2025 primarily consist of $122.0 million of shareholder servicing and/or distribution fees paid with respect to Class S and Class D investors, $31.4 million of general and administrative expenses (including insurance, filing, research, fees paid to the State Street Sub-Administrator and transfer agent, and other expenses), $11.4 million of administrative service expenses, and $8.4 million of professional fees (including legal, rating agencies, audit, tax, valuation, technology and other professional fees related to management of the Company). The increase compared to the prior year was primarily driven by the costs attributable to increased subscriptions to our Class S and Class D shares.
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
For the years ended December 31, 2025 and 2024, we accrued $18.1 million and $33.7 million, respectively, of U.S. federal excise tax.
BCRED Investments LLC (“BCRED Investments”), a wholly-owned and consolidated subsidiary that was formed in 2021, is a Delaware limited liability company which has elected to be treated as a corporation for U.S. tax purposes. As such, BCRED Investments is subject to certain U.S. federal, state and local taxes. For the years ended December 31, 2025 and 2024, BCRED Investments recorded an income tax provision of $3.6 million and $8.9 million, respectively.
As of December 31, 2025 and 2024, BCRED Investments recorded a deferred tax liability of $12.5 million and $8.9 million, respectively, which is included within Accrued expenses and other liabilities in the Consolidated Statements of Assets and Liabilities.
For the year ended December 31, 2025, BCRED Investments recorded a current tax expense of $7.3 million, of which $3.3 million is related to dividend income, on a GAAP basis, and is included in Excise and other tax expense in the Consolidated Statements of Operations, and $4.0 million is related to realized gains associated with the sale of an investment in a partnership interest and is included in Current tax expense on realized gains in the Consolidated Statements of Operations. For the year ended December 31, 2024, BCRED Investments recorded no current tax expense.

Net Unrealized Gain (Loss)
Net change in unrealized gain (loss) was comprised of the following (dollar amounts in thousands):

	For the Year Ended December 31,
	2025	2024	2023
Net change in unrealized gain (loss) on investments	$(509,253)	$(114,191)	$632,049
Net change in unrealized gain (loss) on derivative instruments	(15,844)	25,699	(13,259)
Net change in unrealized gain (loss) on foreign currency and other transactions	5,772	135	(3,085)
Income tax (provision) benefit	(3,581)	(8,930)	—
Net change in unrealized appreciation (depreciation), net of income tax (provision) benefit	$(522,906)	$(97,287)	$615,705
For the year ended December 31, 2025, the net change in unrealized losses, net of income tax provision, was $522.9 million, as compared to $97.3 million for the same period in the prior year. The increase was primarily driven by unrealized losses on investments of $509.3 million, which were mainly attributable to declines in the fair value of certain debt investments. The fair value of our debt investments, as a percentage of principal, decreased by 0.6% for the year ended December 31, 2025, driven primarily by changes in certain portfolio company fundamentals and broader economic conditions.
In addition, we recognized unrealized losses of $15.8 million on derivative instruments, primarily resulting from fluctuations in the GBP, EUR and SEK exchange rates vs. USD.
Partially offsetting these losses for the year ended December 31, 2025 were unrealized gains of $5.8 million on foreign currency transactions, primarily attributable to fluctuations in the EUR exchange rate vs. USD.
Net Realized Gain (Loss)
The realized gains and losses on fully exited and partially exited investments comprised of the following (dollar amounts in thousands):

	For the Year Ended December 31,
	2025	2024	2023
Net realized gain (loss) on investments	$(201,758)	$(176,654)	$(308,564)
Net realized gain (loss) on derivative instruments	(164,853)	21,086	3,063
Net realized gain (loss) on foreign currency and other transactions	(1,433)	28,904	(5,483)
Net realized gain (loss) on extinguishment of debt	(794)	—	—
Current tax expense on realized gains	(3,964)	—	—
Net realized gain (loss), net of tax expense	$(372,802)	$(126,664)	$(310,984)
For the year ended December 31, 2025, the net realized loss, net of tax expense, was $372.8 million, as compared to $126.7 million for the same period in the prior year. The increase was primarily driven by losses on investments of $201.8 million, which were mainly attributable to full or partial sales of investments and the restructuring of certain debt investments, partially offset by a gain on the partial sale of an equity investment.
In addition, we recognized losses of $164.9 million on derivative instruments, resulting from the settlement of foreign currency derivative transactions, primarily USD vs. EUR and GBP forwards, as well as losses of $1.4 million on foreign currency and other transactions, primarily due to fluctuations in the EUR and GBP exchange rates vs. USD.

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
As of December 31, 2025 and December 31, 2024, our debt consisted of asset based leverage facilities, a revolving credit facility, unsecured note issuances, short term borrowings related to repurchase obligations and debt securitizations. We have and will continue to, from time to time, enter into additional credit facilities, increase the size of our existing credit facilities or issue additional debt securities, including debt securitizations, unsecured debt and other forms of debt. Any such incurrence or issuance may be from sources within the U.S. or from various foreign geographies or jurisdictions, and may be denominated in currencies other than USD. Additionally, any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of December 31, 2025 and December 31, 2024, we had an aggregate principal amount of $35.1 billion and $30.7 billion of debt outstanding and our asset coverage ratio was 235.7% and 226.5%, respectively.
Cash and cash equivalents (excluding restricted cash) as of December 31, 2025, taken together with our $6.9 billion of unused capacity under our credit facilities (subject to borrowing base availability, $6.8 billion is available to borrow), proceeds from new or amended financing arrangements and the continuous offering of our Common Shares is expected to be sufficient for our investing activities and to conduct our operations in the near term. This determination is based in part on our expectations for the timing of funding investment purchases and the timing and amount of future proceeds from sales of our Common Shares and the use of existing and future financing arrangements. As of December 31, 2025, we had a significant amount of unfunded commitments, which we plan to fund using proceeds from offering our Common Shares and available borrowing capacity under our credit facilities. Additionally, we held $5,384.1 million of Level 1 and Level 2 investments as of December 31, 2025.
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
As of December 31, 2025, we had $2.3 billion in cash and cash equivalents (including restricted cash). For the year ended December 31, 2025, cash used in operating activities was $10.2 billion, primarily due to purchases of investments of $25.7 billion, partially offset by proceeds from sales of investments and principal repayments of $12.3 billion and an increase in net assets resulting from operations of $3.4 billion. Cash provided by financing activities was $11.0 billion during the year, primarily as a result of proceeds from the issuance of our Common Shares of $12.4 billion and net borrowing of $4.0 billion, partially offset by share repurchases, net of early repurchase deduction paid, of $3.0 billion, and dividends paid in cash of $2.3 billion.

Equity
The following table presents transactions in the Common Shares during the year ended December 31, 2025 (dollars in thousands except share amounts):

	Shares	Amount
CLASS I
Subscriptions	373,498,428	$9,404,098
Share transfers between classes	12,074,124	303,263
Distributions reinvested	56,855,177	1,430,601
Share repurchases	(140,494,332)	(3,509,661)
Early repurchase deduction	—	1,249
Net increase (decrease)	301,933,397	7,629,550
CLASS S
Subscriptions	109,717,863	2,764,705
Share transfers between classes	(8,678,757)	(217,741)
Distributions reinvested	27,349,540	688,200
Share repurchases	(39,795,706)	(992,230)
Early repurchase deduction	—	573
Net increase (decrease)	88,592,940	2,243,507
CLASS D
Subscriptions	7,224,324	182,252
Share transfers between classes	(3,395,367)	(85,522)
Distributions reinvested	465,122	11,716
Share repurchases	(3,126,166)	(77,868)
Early repurchase deduction	—	26
Net increase (decrease)	1,167,913	30,604
Total net increase (decrease)	391,694,250	$9,903,661

Distributions and Distribution Reinvestment Plan
The following tables summarize our distributions declared and payable during the year ended December 31, 2025 (dollar amounts in thousands, except per share amounts):

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 22, 2025	January 31, 2025	February 27, 2025	$0.2200	$228,819
February 20, 2025	February 28, 2025	March 26, 2025	0.2200	238,587
March 19, 2025	March 31, 2025	April 24, 2025	0.2200	246,375
April 16, 2025	April 30, 2025	May 27, 2025	0.2200	253,182
May 19, 2025	May 31, 2025	June 26, 2025	0.2200	259,757
June 19, 2025	June 30, 2025	July 24, 2025	0.2200	267,011
July 18, 2025	July 31, 2025	August 26, 2025	0.2200	267,059
August 20, 2025	August 31, 2025	September 25, 2025	0.2200	274,235
September 18, 2025	September 30, 2025	October 23, 2025	0.2200	283,583
September 18, 2025	October 31, 2025	November 26, 2025	0.2000	260,052
November 19, 2025	November 30, 2025	December 26, 2025	0.2000	269,094
December 18, 2025	December 31, 2025	January 28, 2026	0.2000	274,577
			$2.5800	$3,122,331

			Class S
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 22, 2025	January 31, 2025	February 27, 2025	$0.2020	$102,691
February 20, 2025	February 28, 2025	March 26, 2025	0.2020	104,955
March 19, 2025	March 31, 2025	April 24, 2025	0.2020	107,789
April 16, 2025	April 30, 2025	May 27, 2025	0.2021	109,761
May 19, 2025	May 31, 2025	June 26, 2025	0.2022	111,623
June 19, 2025	June 30, 2025	July 24, 2025	0.2021	113,811
July 18, 2025	July 31, 2025	August 26, 2025	0.2022	114,847
August 20, 2025	August 31, 2025	September 25, 2025	0.2022	117,040
September 18, 2025	September 30, 2025	October 23, 2025	0.2022	119,217
September 18, 2025	October 31, 2025	November 26, 2025	0.1823	107,985
November 19, 2025	November 30, 2025	December 26, 2025	0.1823	109,628
December 18, 2025	December 31, 2025	January 28, 2026	0.1824	110,649
			$2.3660	$1,329,996

			Class D
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 22, 2025	January 31, 2025	February 27, 2025	$0.2147	$5,018
February 20, 2025	February 28, 2025	March 26, 2025	0.2147	5,387
March 19, 2025	March 31, 2025	April 24, 2025	0.2147	5,442
April 16, 2025	April 30, 2025	May 27, 2025	0.2147	5,530
May 19, 2025	May 31, 2025	June 26, 2025	0.2148	5,743
June 19, 2025	June 30, 2025	July 24, 2025	0.2147	5,885
July 18, 2025	July 31, 2025	August 26, 2025	0.2148	5,289
August 20, 2025	August 31, 2025	September 25, 2025	0.2148	5,419
September 18, 2025	September 30, 2025	October 23, 2025	0.2148	5,439
September 18, 2025	October 31, 2025	November 26, 2025	0.1948	5,000
November 19, 2025	November 30, 2025	December 26, 2025	0.1948	5,011
December 18, 2025	December 31, 2025	January 28, 2026	0.1948	5,017
			$2.5171	$64,180
For the years ended December 31, 2025, 2024 and 2023, interest-related dividends represented 95.9%, 99.9% and 99.6% of total distributions paid by the Company, respectively.
For the years ended December 31, 2025, 2024 and 2023, short-term capital gain dividends represented 0.0%, 0.0% and 0.0% of total distributions paid by the Company, respectively. Qualified short-term capital gain dividends are generally exempt from U.S. withholding tax when paid to non-U.S. shareholders.
For the years ended December 31, 2025, 2024 and 2023, capital gain dividends represented 0.0%, 0.0% and 0.0% of total dividends paid by the Company, respectively.
With respect to distributions, we have adopted an “opt out” distribution reinvestment plan (the “DRIP”) for shareholders. As a result, in the event of a declared cash distribution or other distribution, each shareholder that has not “opted out” of the DRIP will have their dividends or distributions automatically reinvested in additional Common Shares rather than receiving cash distributions. Shareholders who receive distributions in the form of Common Shares will be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions.
For additional information on our distributions and DRIP, see “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 9. Net Assets.”
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
For additional information on our share repurchase program, see “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 9. Net Assets.”
Borrowings
As of December 31, 2025 and December 31, 2024, we had an aggregate principal amount of $35.1 billion and $30.7 billion, respectively, of debt outstanding.
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
Off-Balance Sheet Arrangements
Portfolio Company Commitments
Our investment portfolio contains and is expected to continue to contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of December 31, 2025 and December 31, 2024, we had unfunded commitments, including delayed draw term loans and revolvers with an aggregate principal amount of $13.4 billion and $10.8 billion, respectively.
Additionally, from time to time, the Advisers and their affiliates may commit to an investment or commit to backstop the commitment of another lender on behalf of the investment vehicles they manage, including the Company. Certain terms of these investments or backstop arrangements are not finalized at the time of the commitment and each respective investment vehicle’s allocation may change prior to the date of funding. In this regard, as of December 31, 2025 and December 31, 2024, we estimate that $1,271.1 million and $130.2 million, respectively, of investments and backstop arrangements were committed but not yet funded.

Other Commitments and Contingencies
As of December 31, 2025 and December 31, 2024, $497.3 million and $536.7 million, respectively, of capital committed remained uncalled from the Company in relation to capital commitments to Emerald JV, Verdelite JV and SLC.
From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of December 31, 2025, management is not aware of any material pending legal proceedings.
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
The Company has investments in joint ventures that have been considered controlled/affiliated companies, including Emerald JV and Verdelite JV. From time to time, the Company may purchase investments from or sell investments to Emerald JV and Verdelite JV. For the year ended December 31, 2025, the Company purchased investments from Emerald JV with a par value of $18.0 million, for a total cash purchase price based on then-current fair value (at the time of purchase) of $18.0 million. For the year ended December 31, 2025, the Company did not purchase investments from or sell investments to Verdelite JV.
See “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 3. Fees, Expenses, Agreements and Related Party Transactions” and “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 11. Joint Ventures.”

Recent Developments
Macroeconomic Environment
The year ended December 31, 2025 was characterized by volatility and uncertainty in global markets, driven by investor concerns over inflation, elevated interest rates, ongoing political and regulatory uncertainty, including shifts in U.S. trade policy and the imposition of new tariffs, as well as geopolitical instability stemming from the ongoing armed conflict in Ukraine and Iran and escalating conflicts in other parts of the Middle East.
Tariff announcements in the U.S. and ongoing global trade negotiations have contributed to significant uncertainty and volatility of debt and equity markets. Gradual decreases in interest rates during 2025, coupled with resilience in the U.S. economy, contributed to improved investor sentiment, stronger capital markets and increased transaction activity toward the end of 2025. Nevertheless, inflation has remained above the U.S. Federal Reserve’s target level and interest rates remain elevated relative to the interest rate environment prior to the inflationary spike in 2022-2023. Following three consecutive rate cuts, the U.S. Federal Reserve held interest rates steady in January 2026 and noted, among other matters, that it would continue to assess and monitor incoming information in considering additional adjustments. While our business model benefits from elevated interest rates which, all else being equal, correlate to increases in our net income, higher borrowing costs may strain our existing portfolio companies, potentially leading to nonperformance. Rising interest rates can dampen consumer spending and slow corporate profit growth, negatively impacting our portfolio companies, particularly those vulnerable to economic downturns or recessions. While further interest rate hikes are not expected at this time, any renewed increases could lead to a rise in non-performing assets and decline in portfolio value if investment write-downs become necessary. Additionally, adverse economic conditions may erode the value of collateral securing some of our loans and reduce the value of our equity investments. It remains difficult to predict the full impact of recent and any future changes with respect to interest rates or inflation.
Further contributing to economic uncertainty, the current U.S. presidential administration has taken substantial actions with respect to international trade policy, including seeking to renegotiate certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries. The U.S. government has also imposed, and may in the future impose further, tariffs on certain foreign goods. Some foreign governments, have threatened or instituted retaliatory tariffs on certain U.S. goods. In February 2026, the U.S. Supreme Court ruled that many of the tariffs recently imposed by the U.S. government exceeded its authority, thereby invalidating many, but not all, of such tariffs. Subsequent to the U.S. Supreme Court’s ruling, the U.S. presidential administration raised potential alternative means through which the administration could impose tariffs. Such uncertainty and/or tariffs or counter-measures could further increase costs, decrease margins, reduce the competitiveness of products and services offered by our portfolio companies and adversely affect the revenues and profitability of our portfolio companies whose businesses rely on imported goods. Meanwhile, substantial reductions in government spending could negatively affect certain of our portfolio companies that rely on government contracts, destabilize the U.S. government contracting market and harm our ability to generate expected returns. Additionally, changes in the regulation or enforcement of bank lending and capital requirements could have material and adverse effects on the private credit market. In light of these developments, there can be no assurances that political and regulatory conditions will not worsen and adversely affect the Company, its portfolio companies or their respective financial performance.
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
The Company is required to report its investments, including those for which current market values are not readily available, at fair value in accordance with ASC 820, which defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the applicable measurement date, and Rule 2a-5 under the 1940 Act.

Fair value is based on observable market prices or parameters or derived from such prices or parameters when such quotations are readily available. In accordance with Rule 2a-5 under the 1940 Act, a market quotation is “readily available” only when it is a quoted price (unadjusted) in active markets for identical instruments that a fund can access at the measurement date, provided that such a quotation is not considered to be readily available if it is not reliable. To assess the continuing appropriateness of pricing sources and methodologies, the Advisers regularly perform price verification procedures and issue challenges, as necessary, to independent pricing services or brokers, and any differences are reviewed in accordance with the valuation procedures. The Advisers do not adjust the prices unless they have a reason to believe market quotations are not reflective of the fair value of an investment. Examples of events that would cause market quotations to not reflect fair value could include cases when a security trades infrequently or not at all, causing a quoted purchase or sale price to become stale, or in the event of a “fire sale” by a distressed seller. All price overrides require approval from the Board.
Where prices or inputs are not available or, in the judgment of the Board are not reliable, valuation techniques based on the facts and circumstances of the particular investment will be utilized. Securities that are not publicly traded or for which market prices are not readily available are valued at fair value as determined in good faith by the Board, based on, among other things, the input of the Advisers, the Audit Committee of the Board (the “Audit Committee”) and independent valuation firms engaged on the recommendation of the Advisers and at the direction of the Board. These valuation approaches involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the investments or market and the investments’ complexity.
The Company’s Board undertakes a multi-step valuation process each quarter in connection with determining the fair value of the Company’s investments for which reliable market quotations are not readily available, or are available but deemed not reflective of the fair value of an investment, which includes, among other procedures, the following:
•the valuation process begins with each investment being preliminarily valued by the Advisers’ valuation team in conjunction with the Advisers’ investment professionals responsible for each portfolio investment;
•in addition, independent valuation firms engaged by the Board prepare quarter-end valuations of such investments except de minimis investments, as determined by the Advisers. The independent valuation firms provide a final range of values on such investments to the Board and the Advisers. The independent valuation firms also provide analyses to support their valuation methodology and calculations;
•the Advisers’ valuation committee reviews each valuation recommendation to confirm they have been calculated in accordance with the valuation policy and compares such valuations to the independent valuation firms’ valuation ranges to ensure the Advisers’ valuations are reasonable;
•the Advisers’ valuation committee makes valuation recommendations to the Audit Committee;
•the Audit Committee reviews the valuation recommendations made by the Advisers’ valuation committee, including the independent valuation firms’ quarterly valuations, and once approved, recommends them for approval by the Board; and
•the Board reviews the valuation recommendations of the Audit Committee and determines the fair value of each investment in the portfolio in good faith based on the input of the Audit Committee, the Advisers’ valuation committee and, where applicable, the independent valuation firms and other external service providers.
Valuation of each of our investments will generally be made, as described above, as of the end of each fiscal quarter. In cases where the Company determines its net asset value (“NAV”) at times other than a quarter-end, the Company updates the value of securities with market quotations to the most recent market quotation. For securities without market quotations, non-quarterly valuations will generally be the most recent quarterly valuation unless the Advisers determine that a significant observable change has occurred since the most recent quarter-end with respect to the investment (which determination may be as a result of a material event at a portfolio company, material change in market spreads, secondary market transaction in the securities of an investment or otherwise). If the Advisers determine such a change has occurred with respect to one or more investments, the Advisers will determine whether to update the value for each relevant investment using a range of values from an independent valuation firm, where applicable, in accordance with the Company’s valuation policy, pursuant to authority delegated by the Board.

As part of the valuation process, the Board takes into account relevant factors in determining the fair value of the Company’s investments for which reliable market quotations are not readily available, many of which are loans, including and in combination, as relevant, of: (i) the estimated enterprise value of a portfolio company, (ii) the nature and realizable value of any collateral, (iii) the portfolio company’s ability to make payments based on its earnings and cash flow, (iv) the markets in which the portfolio company does business, (v) a comparison of the portfolio company’s securities to any similar publicly traded securities, and (vi) overall changes in the interest rate environment and the credit markets that may affect the price at which similar investments may be made in the future. When an external event such as a purchase transaction, public offering or subsequent equity or debt sale occurs, the Board with the assistance of the Advisers, the Audit Committee and independent valuation firms, considers whether the pricing indicated by the external event corroborates its valuation.
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
Valuation Risk
We have invested, and plan to continue to invest, primarily in illiquid debt and equity securities of private companies. Most of our investments will not have a readily available market price, and we value these investments at fair value as determined in good faith by our Board, based on, among other things, the input of the Advisers, our Audit Committee and independent third-party valuation firms engaged on the recommendation of the Advisers and at the direction of the Board, and in accordance with our valuation policy. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.
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

As of December 31, 2025, 99.7% of our performing debt investments based on fair value in our portfolio were at floating rates. Based on our Consolidated Statements of Assets and Liabilities as of December 31, 2025, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering interest rate floors and ceilings for floating rate instruments assuming no changes in our investment and borrowing structure) (dollar amounts in thousands):

	Interest Income	Interest Expense	Net Income (1)
Up 300 basis points	$2,346,908	$(942,718)	$1,404,190
Up 200 basis points	$1,564,437	$(628,479)	$935,958
Up 100 basis points	$781,965	$(314,239)	$467,726
Down 100 basis points	$(781,271)	$314,239	$(467,032)
Down 200 basis points	$(1,557,263)	$628,479	$(928,784)
Down 300 basis points	$(2,222,589)	$942,718	$(1,279,871)
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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Trustees of Blackstone Private Credit Fund
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of assets and liabilities of Blackstone Private Credit Fund and subsidiaries (the “Company”), including the consolidated schedules of investments, as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations, changes in net assets, and cash flows for each of the three years in the period then ended in conformity with accounting principles generally accepted in the United States of America.
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
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of investments owned as of December 31, 2025 and 2024, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.
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
As described in Note 5 to the financial statements, the Company held $75,023,423 thousand of investments classified as level 3 fair value measurements as of December 31, 2025. These investments include illiquid secured debt and unlisted equity securities. The valuation approaches used are based on the facts and circumstances of the underlying investments and involve estimates relating to unobservable valuation inputs.

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
•We tested the design and implementation of controls over the valuation of level 3 investments, including those over the selection of valuation methodologies and development of unobservable inputs.
•We evaluated the appropriateness of the valuation approaches used for level 3 investments.
•For select investments, we tested management’s process for estimating fair value, including evaluating the unobservable valuation inputs by comparison to external sources.
•For select investments, we developed our own independent estimate of the fair value and compared our estimate to management’s estimate.
•For select investments, we used the assistance of our fair value specialists.
•We evaluated the impact of current market events and conditions on the valuation methodologies and unobservable inputs.
/s/ DELOITTE & TOUCHE LLP
New York, New York
March 13, 2026
We have served as the Company’s auditor since 2020.

Blackstone Private Credit Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

	December 31, 2025	December 31, 2024
ASSETS
Investments at fair value
Non-controlled/non-affiliated investments (cost of $78,459,980 and $66,124,775, respectively)	$77,980,254	$65,689,987
Non-controlled/affiliated investments (cost of $1,119,164 and $558, respectively)	1,122,254	1,394
Controlled/affiliated investments (cost of $3,337,097 and $2,860,338, respectively)	3,096,838	2,728,396
Total investments at fair value (cost of $82,916,241 and $68,985,671, respectively)	82,199,346	68,419,777
Cash and cash equivalents (restricted cash of $802,910 and $305,900, respectively)	2,348,711	1,650,679
Interest receivable from non-controlled/non-affiliated investments	689,549	712,903
Interest receivable from non-controlled/affiliated investments	12	—
Interest receivable from controlled/affiliated investments	70	96
Non-cash dividend receivable from non-controlled/affiliated investments	13,834	—
Dividend receivable from controlled/affiliated investments	66,865	56,636
Receivable from broker	277,152	253,890
Deferred financing costs	141,334	132,751
Deferred offering costs	1,616	1,524
Receivable for investments	150,494	38,838
Derivative assets at fair value (Note 6)	102,539	16,476
Other assets	640	—
Total assets	$85,992,162	$71,283,570
LIABILITIES
Debt (net of unamortized debt issuance costs of $153,023 and $136,810, respectively)	$35,002,485	$30,452,578
Payable for investments	25,388	250,150
Management fees payable (Note 3)	153,070	120,103
Income based incentive fees payable (Note 3)	162,518	144,724
Capital gains based incentive fees payable (Note 3)	—	—
Interest payable	428,101	398,004
Derivative liabilities at fair value (Note 6)	36,496	126,281
Due to affiliates	15,078	20,721
Distribution payable (Note 9)	390,243	331,762
Payable for share repurchases (Note 9)	2,107,223	531,058
Board of Trustees’ fees payable	234	224
Accrued expenses and other liabilities	59,240	52,202
Total liabilities	38,380,076	32,427,807
Commitments and contingencies (Note 8)
NET ASSETS
Common Shares, $0.01 par value (1,920,268,571 and 1,528,574,321 shares issued and outstanding, respectively)	19,203	15,286
Additional paid in capital	48,874,899	38,958,382
Distributable earnings (loss)	(1,282,016)	(117,905)
Total net assets	47,612,086	38,855,763
Total liabilities and net assets	$85,992,162	$71,283,570
The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Private Credit Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

NET ASSET VALUE PER SHARE	December 31, 2025	December 31, 2024
Class I Shares:
Net assets	$32,516,796	$25,661,534
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	1,311,451,768	1,009,518,371
Net asset value per share	$24.79	$25.42
Class S Shares:
Net assets	$14,498,062	$12,611,626
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	584,729,784	496,136,844
Net asset value per share	$24.79	$25.42
Class D Shares:
Net assets	$597,228	$582,603
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	24,087,019	22,919,106
Net asset value per share	$24.79	$25.42
The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Private Credit Fund
Consolidated Statements of Operations
(in thousands)

	For the Year Ended December 31,
	2025	2024	2023
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$6,716,129	$6,008,101	$5,196,090
Payment-in-kind interest income	451,707	370,198	218,469
Dividend income	48,400	1,387	198
Non-cash dividend income	39	—	—
Other income	22,338	14,899	3,281
From non-controlled/affiliated investments:
Interest income	471	—	—
Payment-in-kind interest income	1,632	—	—
Dividend income	—	13	16
Non-cash dividend income	13,834	—	—
From controlled/affiliated investments:
Interest income	11,296	3,931	—
Payment-in-kind interest income	14,156	15,087	2,420
Dividend income	309,579	281,076	317,535
Total investment income	7,589,581	6,694,692	5,738,009
Expenses:
Interest expense	1,931,919	1,838,600	1,759,437
Management fees (Note 3)	566,571	432,447	316,238
Income based incentive fees (Note 3)	626,689	543,693	446,922
Capital gains based incentive fees (Note 3)	—	—	—
Distribution and shareholder servicing fees
Class S	120,362	96,127	68,878
Class D	1,588	1,246	1,117
Professional fees	8,350	11,925	20,114
Board of Trustees’ fees	942	895	913
Administrative service expenses (Note 3)	11,368	6,716	6,729
Other general and administrative expenses	31,372	16,989	23,120
Amortization of continuous offering costs	4,153	3,851	3,253
Total expenses before tax expense	3,303,314	2,952,489	2,646,721
Net investment income before tax expense	4,286,267	3,742,203	3,091,288
Excise and other tax expense	21,390	33,724	32,826
Net investment income after tax expense	4,264,877	3,708,479	3,058,462
Realized and unrealized gain (loss):
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(403,187)	57,540	550,279
Non-controlled/affiliated investments	2,253	(1,105)	(153)
Controlled/affiliated investments	(108,319)	(170,626)	81,923
Derivative instruments (Note 6)	(15,844)	25,699	(13,259)
Foreign currency and other transactions	5,772	135	(3,085)
Income tax (provision) benefit	(3,581)	(8,930)	—
Net change in unrealized appreciation (depreciation), net of income tax (provision) benefit	(522,906)	(97,287)	615,705

Blackstone Private Credit Fund
Consolidated Statements of Operations
(in thousands)

	For the Year Ended December 31,
	2025	2024	2023
Net realized gain (loss):
Non-controlled/non-affiliated investments	$(201,758)	$(176,654)	$(308,777)
Non-controlled/affiliated investments	—	—	213
Derivative instruments (Note 6)	(164,853)	21,086	3,063
Foreign currency and other transactions	(1,433)	28,904	(5,483)
Extinguishment of debt	(794)	—	—
Current tax expense on realized gains	(3,964)	—	—
Net realized gain (loss), net of tax expense	(372,802)	(126,664)	(310,984)
Net realized and change in unrealized gain (loss)	(895,708)	(223,951)	304,721
Net increase (decrease) in net assets resulting from operations	$3,369,169	$3,484,528	$3,363,183
The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Private Credit Fund
Consolidated Statements of Changes in Net Assets
(in thousands)

	For the Year Ended December 31,
	2025	2024	2023
Operations:
Net investment income after tax expense	$4,264,877	$3,708,479	$3,058,462
Net change in unrealized appreciation (depreciation), net of income tax (provision) benefit	(522,906)	(97,287)	615,705
Net realized gain (loss), net of tax expense	(372,802)	(126,664)	(310,984)
Net increase (decrease) in net assets resulting from operations	3,369,169	3,484,528	3,363,183
Distributions to common shareholders from net investment income:
Class I	(3,122,331)	(2,358,733)	(1,729,499)
Class S	(1,329,996)	(1,074,768)	(767,401)
Class D	(64,180)	(50,705)	(44,882)
Net decrease in net assets resulting from distributions	(4,516,507)	(3,484,206)	(2,541,782)
Share transactions:
Class I:
Proceeds from shares sold	9,404,098	7,452,201	4,301,597
Share transfers between classes	303,263	125,969	1,160,908
Distributions reinvested	1,430,601	1,093,651	779,404
Repurchased shares, net of early repurchase deduction	(3,508,412)	(1,658,976)	(2,667,221)
Net increase (decrease) from share transactions	7,629,550	7,012,845	3,574,688
Class S:
Proceeds from shares sold	2,764,705	3,134,546	2,442,624
Share transfers between classes	(217,741)	(125,680)	(69,353)
Distributions reinvested	688,200	528,016	348,634
Repurchased shares, net of early repurchase deduction	(991,657)	(419,218)	(441,234)
Net increase (decrease) from share transactions	2,243,507	3,117,664	2,280,671
Class D:
Proceeds from shares sold	182,252	198,906	259,923
Share transfers between classes	(85,522)	(289)	(1,091,555)
Distributions reinvested	11,716	8,931	18,060
Repurchased shares, net of early repurchase deduction	(77,842)	(17,053)	(13,816)
Net increase (decrease) from share transactions	30,604	190,495	(827,388)
Total increase (decrease) in net assets	8,756,323	10,321,326	5,849,372
Net assets, beginning of period	38,855,763	28,534,437	22,685,065
Net assets, end of period	$47,612,086	$38,855,763	$28,534,437

The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Private Credit Fund
Consolidated Statements of Cash Flows
(in thousands)

	For the Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$3,369,169	$3,484,528	$3,363,183
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation on investments	509,253	114,191	(632,049)
Net change in unrealized (appreciation) depreciation on derivative instruments	15,844	(25,699)	13,259
Net change in unrealized (appreciation) depreciation on foreign currency and other transactions	(5,772)	2,074	3,085
Net realized (gain) loss on investments	201,758	176,654	308,564
Net realized (gain) loss on derivative instruments	—	—	(3,063)
Net realized (gain) loss on foreign currency and other transactions	1,433	—	5,483
Net change due to hedging activity	(3,311)	424	—
Payment-in-kind interest capitalized	(459,798)	(366,024)	(236,822)
Net accretion of discount and amortization of premium	(264,926)	(215,203)	(172,875)
Amortization of deferred financing costs	34,298	37,786	31,362
Amortization of original issue discount and debt issuance costs (including premiums and discounts)	41,206	33,408	27,699
Amortization of offering costs	4,153	3,851	3,253
Purchases of investments	(25,695,748)	(25,250,002)	(7,536,897)
Proceeds from sale of investments and principal repayments	12,288,144	7,690,627	6,551,603
Changes in operating assets and liabilities:
Interest receivable	23,368	(197,097)	70,730
Dividend receivable	(24,063)	41,971	(28,643)
Receivable from broker	(23,262)	12,683	89,169
Receivable for investments	(111,656)	62,622	1,195,925
Derivative instruments, net	—	(16,963)	—
Other assets	(640)	—	5,088
Payable for investments	(224,762)	180,012	(1,275,443)
Management fees payable	32,967	32,831	13,880
Income based incentive fees payable	17,794	21,781	28,826
Interest payable	30,097	75,407	6,597
Due to affiliates	(5,643)	(2,856)	(15,390)
Accrued expenses and other liabilities	7,048	19,362	6,803
Net cash provided by (used in) operating activities	(10,243,049)	(14,083,632)	1,823,327

The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Private Credit Fund
Consolidated Statements of Cash Flows
(in thousands)

	For the Year Ended December 31,
	2025	2024	2023
Cash flows from financing activities:
Borrowings on debt	$16,142,834	$12,405,681	$3,684,216
Repayments on debt	(12,137,935)	(4,979,693)	(7,235,455)
Deferred financing costs paid	(41,446)	(75,013)	(26,087)
Debt issuance costs paid	(24,419)	(16,305)	(15,918)
Deferred offering costs paid	(4,169)	(4,599)	(1,733)
Proceeds from issuance of Common Shares	12,351,055	10,785,653	7,004,144
Repurchased shares, net of early repurchase deduction paid	(3,002,156)	(2,096,971)	(3,750,742)
Dividends paid in cash	(2,327,506)	(1,768,522)	(1,350,683)
Net cash provided by (used in) financing activities	10,956,258	14,250,231	(1,692,258)
Net increase (decrease) in cash and cash equivalents	713,209	166,599	131,069
Effect of foreign exchange rate changes on cash and cash equivalents	(15,177)	2,310	(1,200)
Cash and cash equivalents (including restricted cash), beginning of period	1,650,679	1,481,770	1,351,901
Cash and cash equivalents (including restricted cash), end of period	$2,348,711	$1,650,679	$1,481,770

Supplemental information and non-cash activities:
Interest paid during the period	$1,858,390	$2,034,750	$1,946,485
Distribution payable	390,243	331,762	245,032
Reinvestment of dividends during the period	2,130,517	1,630,598	1,146,098
Accrued but unpaid deferred financing costs	2,650	12	—
Accrued but unpaid debt issuance costs	2,209	2,013	—
Accrued but unpaid offering costs	—	616	6
Share repurchases accrued but not yet paid	2,107,223	531,058	532,774
Excise and other taxes paid	34,890	26,402	5,968
The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

First Lien Debt
First Lien Debt - non-controlled/non-affiliated
Aerospace & Defense
Atlas CC Acquisition Corp.	(10)(17)	SOFR +	4.25%	8.37%	7/25/2025	5/25/2029	$41,085	$29,763	$21,285	0.04%
Atlas CC Acquisition Corp.	(10)(17)	SOFR +	4.25%	8.37%	7/25/2025	5/25/2029	5,963	4,310	3,089	0.01
Atlas CC Acquisition Corp.	(4)(10)(17)	SOFR +	4.25%	8.37%	7/25/2025	5/25/2029	36,437	24,865	16,579	0.03
Atlas CC Acquisition Corp.	(4)(5)(7)(10)	P +	3.00%	9.75%	7/25/2025	5/25/2029	13,086	7,787	12,762	0.03
Corfin Holdings, Inc.	(4)(10)	SOFR +	5.25%	9.07%	1/7/2021	12/27/2027	32,134	32,115	32,134	0.07
Corfin Holdings, Inc.	(4)(10)	SOFR +	5.25%	9.07%	1/10/2025	12/27/2027	138,318	137,386	138,318	0.29
Fastener Distribution Holdings, LLC	(4)(10)	SOFR +	4.75%	8.42%	10/31/2024	11/4/2031	173,694	172,245	173,694	0.36
Fastener Distribution Holdings, LLC	(4)(7)(10)	SOFR +	4.75%	8.42%	10/31/2024	11/4/2031	26,178	25,785	26,178	0.05
Frontgrade Technologies Holdings, Inc.	(4)(7)(10)	SOFR +	5.25%	9.13% (incl. 1.50% PIK)	1/9/2023	1/9/2030	2,405	2,361	2,355	0.00
Frontgrade Technologies Holdings, Inc.	(4)(5)(10)	SOFR +	5.25%	9.12% (incl. 1.50% PIK)	3/18/2025	1/9/2030	354	351	347	0.00
Frontgrade Technologies Holdings, Inc.	(4)(5)(10)	SOFR +	5.00%	8.94%	7/7/2025	1/9/2030	92	92	90	0.00
Horizon CTS Buyer, LLC	(4)(5)(7)(10)	SOFR +	4.75%	8.42%	3/28/2025	3/29/2032	67,307	66,463	66,758	0.14
Horizon CTS Buyer, LLC	(4)(5)(10)	SOFR +	4.75%	8.42%	10/25/2025	3/29/2032	80,000	79,610	79,600	0.17
Horizon CTS Buyer, LLC	(4)(5)(10)	SOFR +	4.75%	8.42%	3/28/2025	3/29/2032	11,689	11,585	11,630	0.02
Karman Holdings, Inc.	(6)(8)	SOFR +	3.50%	7.17%	4/1/2025	4/1/2032	24,875	24,653	25,139	0.05
Loar Group, Inc.	(4)(6)(7)(11)	SOFR +	4.25%	7.97%	7/28/2022	5/10/2030	280,968	278,450	280,968	0.59
Loar Group, Inc.	(4)(6)(11)	SOFR +	4.25%	7.97%	12/23/2025	5/10/2030	445,000	436,146	445,000	0.93
Magneto Components BuyCo, LLC	(4)(7)(10)	SOFR +	6.00%	9.67%	12/5/2023	12/5/2030	54,797	53,710	54,319	0.11
Peraton Corp.	(10)	SOFR +	3.75%	7.69%	2/1/2021	2/1/2028	14,171	14,184	13,182	0.03
TransDigm, Inc.	(6)(8)	SOFR +	2.50%	6.22%	11/28/2023	2/28/2031	8,867	8,889	8,911	0.02
TransDigm, Inc.	(6)(8)	SOFR +	2.50%	6.22%	8/22/2025	8/19/2032	2,993	2,996	3,008	0.01
Vertex Aerospace Services Corp.	(6)(10)	SOFR +	2.25%	5.97%	12/6/2021	12/6/2030	11,556	11,524	11,637	0.02
West Star Aviation Acquisition, LLC	(4)(10)	SOFR +	4.50%	8.22%	5/20/2025	5/20/2032	154,099	153,046	154,099	0.32
West Star Aviation Acquisition, LLC	(4)(5)(7)(10)	SOFR +	4.50%	8.22%	5/20/2025	5/20/2032	3,240	3,092	3,240	0.01
West Star Aviation Acquisition, LLC	(4)(5)(7)(10)	SOFR +	4.50%	8.22%	5/20/2025	5/20/2032	15,081	14,918	15,081	0.03
								1,596,326	1,599,403	3.33

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Air Freight & Logistics
AGI-CFI Holdings, Inc.	(4)(10)	SOFR +	4.75%	8.57%	6/11/2021	6/11/2027		$227,048	$225,993	$227,048	0.48%
AGI-CFI Holdings, Inc.	(4)(10)	SOFR +	4.75%	8.57%	12/21/2021	6/11/2027		50,918	50,650	50,918	0.11
AGI-CFI Holdings, Inc.	(4)(10)	SOFR +	4.75%	8.57%	7/25/2022	6/11/2027		92,784	92,236	92,784	0.19
AGI-CFI Holdings, Inc.	(4)(5)(10)	SOFR +	4.75%	8.57%	3/19/2025	6/11/2027		24,157	24,079	24,157	0.05
ENV Bidco, AB	(4)(6)(7)(8)	E +	5.00%	7.02%	12/12/2024	7/27/2029	EUR	114,257	114,418	133,873	0.28
ENV Bidco, AB	(4)(6)(10)	SOFR +	5.00%	8.69%	12/12/2024	7/27/2029		114,097	112,756	114,097	0.24
Mode Purchaser, Inc.	(4)(11)	SOFR +	6.25%	10.24%	1/7/2021	12/9/2027		27,119	26,937	24,678	0.05
Mode Purchaser, Inc.	(4)(11)	SOFR +	6.25%	10.24%	2/4/2022	12/9/2027		134,638	133,447	122,520	0.26
R1 Holdings, LLC	(4)(5)(7)(11)	SOFR +	6.25%	9.95%	12/30/2022	12/29/2028		1,320	1,301	1,260	0.00
RWL Holdings, LLC	(4)(10)	SOFR +	5.75%	9.57%	12/13/2021	12/31/2028		267,372	265,098	248,656	0.52
SEKO Global Logistics Network, LLC	(4)(5)(11)	SOFR +	10.00%	13.82% PIK	11/27/2024	11/27/2029		10,327	10,195	10,327	0.02
SEKO Global Logistics Network, LLC	(4)(5)(11)	SOFR +	7.00%	10.82% PIK	11/27/2024	5/27/2030		31,081	31,081	31,081	0.07
SEKO Global Logistics Network, LLC	(4)(5)(7)(11)	SOFR +	10.50%	14.36% (incl. 9.50% PIK)	11/10/2025	11/27/2029		2,400	2,394	2,400	0.01
The Kenan Advantage Group, Inc.	(8)	SOFR +	3.25%	6.97%	8/6/2024	1/25/2029		7,470	7,470	7,418	0.02
Wwex Uni Topco Holdings, LLC	(10)	SOFR +	4.00%	7.67%	11/8/2024	7/26/2028		19,442	19,396	19,555	0.04
Wwex Uni Topco Holdings, LLC	(4)(10)	SOFR +	4.75%	8.42%	3/21/2025	7/26/2028		83,882	82,753	84,197	0.18
									1,200,204	1,194,969	2.52
Airlines
Air Canada	(6)(8)	SOFR +	2.00%	5.72%	3/21/2024	3/14/2031		6,228	6,217	6,277	0.01
American Airlines, Inc.	(6)(8)	SOFR +	2.25%	6.13%	4/4/2025	4/20/2028		8,458	8,277	8,488	0.02
Vista Management Holding, Inc.	(6)(8)	SOFR +	3.75%	7.74%	4/1/2025	4/1/2031		17,769	17,652	17,965	0.04
									32,146	32,730	0.07
Auto Components
Clarios Global, LP	(6)(8)	SOFR +	2.50%	6.22%	7/16/2024	5/6/2030		4,834	4,805	4,846	0.01
Clarios Global, LP	(6)(8)	SOFR +	2.75%	6.47%	4/10/2025	1/28/2032		8,615	8,412	8,670	0.02
Dellner Couplers Group, AB	(5)(6)(8)	E +	5.43%	7.32%	6/20/2024	6/18/2029	EUR	23,500	25,043	27,712	0.06
									38,260	41,228	0.09
Beverages
Triton Water Holdings, Inc.	(9)	SOFR +	2.25%	5.92%	1/31/2025	3/31/2028		43,866	43,866	44,042	0.09

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Biotechnology
Axsome Therapeutics, Inc.	(4)(5)(6)(10)	SOFR +	4.75%	8.42%	5/6/2025	5/8/2030		$60,260	$59,736	$60,260	0.13%
Axsome Therapeutics, Inc.	(4)(5)(6)(7)(10)	SOFR +	4.00%	7.69%	5/6/2025	5/8/2030		35,152	34,999	35,152	0.07
Grifols Worldwide Operations USA, Inc.	(8)	SOFR +	2.00%	5.97%	1/7/2021	11/15/2027		37	37	37	0.00
MannKind Corp.	(4)(5)(6)(7)(14)	SOFR +	4.75%	8.53%	8/6/2025	8/6/2030		88,776	87,347	87,593	0.18
									182,119	183,042	0.38
Broadline Retail
Peer Holding III, BV	(6)(8)	SOFR +	2.50%	6.17%	6/26/2024	7/1/2031		6,930	6,930	6,968	0.01
Building Products
Cornerstone Building Brands, Inc.	(6)(9)	SOFR +	5.63%	9.38%	7/25/2022	8/1/2028		25,220	25,036	20,050	0.04
Cornerstone Building Brands, Inc.	(6)(9)	SOFR +	3.25%	7.10%	4/15/2021	4/12/2028		4,767	4,753	3,759	0.01
ES Group Holdings III, Ltd.	(4)(6)(8)	E +	5.75%	7.77%	11/22/2021	4/23/2028	EUR	30,879	33,812	29,032	0.06
ES Group Holdings III, Ltd.	(4)(6)(10)	SOFR +	5.75%	9.67%	11/22/2021	4/23/2028		64,562	63,909	51,649	0.11
Fencing Supply Group Acquisition, LLC	(4)(11)	SOFR +	6.00%	9.82%	2/26/2021	2/26/2027		108,443	108,072	104,376	0.22
Great Day Improvements, LLC	(4)(13)	SOFR +	5.50%	9.33%	6/13/2024	6/13/2030		35,783	35,252	34,351	0.07
Great Day Improvements, LLC	(4)(5)(7)(13)	SOFR +	5.50%	9.35%	6/13/2024	6/13/2030		1,183	1,095	946	0.00
Griffon Corp.	(6)(8)	SOFR +	2.00%	5.67%	6/16/2025	1/24/2029		916	918	921	0.00
Jacuzzi Brands, LLC	(4)(10)	SOFR +	6.00%	9.82%	1/7/2021	2/25/2027		43,474	43,378	40,214	0.08
Jacuzzi Brands, LLC	(4)(10)	SOFR +	6.00%	9.82%	4/20/2022	2/25/2027		187,540	186,986	173,474	0.36
Jacuzzi Brands, LLC	(4)(10)	SOFR +	6.00%	9.82%	1/7/2021	2/25/2027		6,319	6,304	5,845	0.01
Janus International Group, LLC	(6)(8)	SOFR +	2.50%	6.32%	6/16/2025	8/3/2030		1,297	1,292	1,301	0.00
L&S Mechanical Acquisition, LLC	(4)(10)	SOFR +	6.25%	10.09%	9/1/2021	9/1/2027		134,120	133,194	128,755	0.27
LBM Acquisition, LLC	(10)	SOFR +	3.75%	7.58%	6/6/2024	6/6/2031		40,346	40,037	37,955	0.08
MIWD Holdco II, LLC	(8)	SOFR +	2.75%	6.47%	3/28/2024	3/28/2031		4,444	4,462	4,454	0.01
Oscar Acquisitionco, LLC	(9)	SOFR +	4.25%	7.92%	4/29/2022	4/29/2029		2,947	2,955	2,130	0.00
Windows Acquisition Holdings, Inc.	(4)(11)	SOFR +	6.50%	10.32%	1/7/2021	12/29/2026		59,362	59,179	48,826	0.10
									750,634	688,038	1.42

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Capital Markets
Apex Group Treasury, LLC	(6)(8)	SOFR +	3.50%	7.39%	2/27/2025	2/27/2032		$92,247	$92,089	$87,174	0.18%
Aretec Group, Inc.	(6)(8)	SOFR +	3.00%	6.72%	11/20/2025	8/9/2030		11,273	11,262	11,330	0.02
FFML Holdco, Ltd.	(4)(6)(10)	B +	4.50%	7.03%	11/11/2022	11/30/2028	NZD	36,150	21,936	20,761	0.04
Focus Financial Partners, LLC	(8)	SOFR +	2.50%	6.22%	1/31/2025	9/15/2031		16,819	16,787	16,866	0.04
GTCR Everest Borrower, LLC	(6)(7)(8)	SOFR +	2.75%	6.42%	7/25/2025	9/5/2031		16,244	15,994	16,313	0.03
Jane Street Group, LLC	(6)(8)	SOFR +	2.00%	5.82%	5/29/2025	12/15/2031		992	981	989	0.00
Osaic Holdings, Inc.	(6)(8)	SOFR +	3.00%	6.60%	8/22/2025	7/30/2032		5,000	4,998	5,027	0.01
Resolute Investment Managers, Inc.	(5)(11)	SOFR +	6.50%	10.43%	12/29/2023	10/30/2028		3,883	3,860	3,155	0.01
Situs-AMC Holdings Corporation	(4)(10)	SOFR +	5.50%	9.17%	5/14/2025	5/14/2031		43,972	43,829	43,972	0.09
Superannuation & Investments US, LLC	(6)(9)	SOFR +	3.00%	6.72%	7/18/2025	12/1/2028		12,894	12,857	12,991	0.03
The Edelman Financial Engines Center, LLC	(6)(8)	SOFR +	3.00%	6.72%	6/5/2024	4/7/2028		19,679	19,683	19,805	0.04
									244,276	238,383	0.49
Chemicals
Charter Next Generation, Inc.	(8)	SOFR +	2.75%	6.20%	11/5/2025	11/29/2030		6,905	6,921	6,928	0.01
CI Maroon Holdings, LLC	(6)(8)	SOFR +	3.25%	7.02%	8/22/2025	3/3/2031		2,985	2,985	2,940	0.01
DCG Acquisition Corp.	(4)(7)(10)	SOFR +	5.00%	8.67%	6/13/2024	6/13/2031		236,778	234,696	233,940	0.49
Derby Buyer, LLC	(6)(9)	SOFR +	3.00%	6.75%	12/13/2024	11/1/2030		6,387	6,387	6,414	0.01
Formulations Parent Corp.	(8)	SOFR +	4.00%	7.93%	4/10/2025	4/9/2032		13,965	13,840	13,974	0.03
Nouryon USA, LLC	(6)(8)	SOFR +	3.25%	7.04%	10/30/2025	4/3/2028		3,491	3,495	3,498	0.01
									268,324	267,694	0.56
Commercial Services & Supplies
Access CIG, LLC	(9)	SOFR +	4.00%	7.72%	8/15/2025	8/19/2030		42,976	42,654	41,579	0.09
Anticimex, Inc.	(6)(8)	SOFR +	2.90%	6.56%	11/21/2025	11/17/2031		5,571	5,572	5,606	0.01
Armor Holdco, Inc.	(6)(9)	SOFR +	3.75%	7.55%	11/20/2025	12/10/2031		6,299	6,299	6,334	0.01
Astra Service Partners, LLC	(4)(7)(10)	SOFR +	4.50%	8.34%	11/26/2025	11/26/2032		164,406	162,990	162,970	0.34
Bazaarvoice, Inc.	(4)(7)(8)	SOFR +	4.50%	8.09%	5/7/2021	5/7/2029		403,329	403,329	403,329	0.85
CFS Brands, LLC	(4)(11)	SOFR +	5.00%	8.72%	12/20/2024	10/2/2030		217,892	214,937	217,892	0.46
CFS Brands, LLC	(4)(5)(7)(11)	P +	5.00%	8.87%	10/2/2023	10/2/2029		16,458	16,058	16,458	0.03
DG Investment Intermediate Holdings 2, Inc.	(8)	SOFR +	3.75%	7.47%	7/2/2025	7/9/2032		14,499	14,422	14,554	0.03
Divisions Holding Corp.	(4)(7)(10)	SOFR +	4.50%	8.17%	4/17/2025	4/17/2032		92,759	91,856	92,678	0.19
EAB Global, Inc.	(9)	SOFR +	3.00%	6.72%	8/16/2021	8/16/2030		13,206	13,192	11,775	0.02

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Commercial Services & Supplies (continued)
ELK Bidco, Inc.	(4)(5)(7)(9)	SOFR +	4.50%	8.50%	6/13/2025	6/14/2032	$71,665	$71,238	$71,381	0.15%
EMB Purchaser, Inc.	(4)(5)(7)(10)	SOFR +	4.50%	8.34%	3/13/2025	3/12/2032	54,280	53,479	54,097	0.11
EMB Purchaser, Inc.	(4)(10)	SOFR +	4.50%	8.23%	3/13/2025	3/12/2032	147,777	146,472	147,777	0.31
Foundational Education Group, Inc.	(9)	SOFR +	3.75%	7.85%	8/31/2021	8/31/2028	8,777	8,744	8,114	0.02
FusionSite Midco, LLC	(4)(11)	SOFR +	5.25%	9.18%	4/30/2025	11/17/2029	100,689	99,667	100,689	0.21
FusionSite Midco, LLC	(4)(5)(7)(11)	SOFR +	5.25%	9.37%	4/30/2025	11/17/2029	32,710	32,074	32,434	0.07
Garda World Security, Corp.	(6)(8)	SOFR +	3.00%	6.75%	2/7/2025	2/1/2029	20,706	20,706	20,820	0.04
Gatekeeper Systems, Inc.	(4)(10)	SOFR +	5.00%	8.72%	8/27/2024	8/28/2030	249,507	246,603	242,645	0.51
Gatekeeper Systems, Inc.	(4)(7)(10)	SOFR +	5.00%	8.72%	8/27/2024	8/28/2030	20,087	19,171	17,887	0.04
GBT US III, LLC	(6)(8)	SOFR +	2.50%	6.36%	2/4/2025	7/25/2031	3,960	3,960	3,978	0.01
GFL Environmental Services USA, Inc.	(6)(8)	SOFR +	2.50%	6.27%	4/11/2025	3/3/2032	2,187	2,165	2,199	0.00
Gorilla Investor, LLC	(4)(10)	SOFR +	5.00%	8.67%	9/26/2024	9/30/2031	165,152	162,441	163,501	0.34
Ground Penetrating Radar Systems, LLC	(4)(10)	SOFR +	4.50%	8.17%	1/2/2025	1/2/2032	120,250	119,219	120,250	0.25
Ground Penetrating Radar Systems, LLC	(4)(5)(7)(10)	SOFR +	4.50%	8.19%	1/2/2025	1/2/2032	3,552	3,333	3,552	0.01
Iris Buyer, LLC	(4)(11)	SOFR +	5.25%	9.09%	10/2/2023	10/2/2030	53,991	52,983	53,991	0.11
Iris Buyer, LLC	(4)(5)(11)	SOFR +	5.25%	8.92%	10/2/2023	10/2/2030	5,091	5,012	5,091	0.01
Iris Buyer, LLC	(4)(5)(7)(11)	SOFR +	5.25%	8.92%	2/4/2025	10/2/2030	7,858	7,605	7,858	0.02
Iris Buyer, LLC	(4)(5)(11)	SOFR +	5.25%	8.92%	7/16/2025	10/2/2030	2,190	2,169	2,190	0.00
ISQ Hawkeye Holdco, Inc.	(4)(5)(10)	SOFR +	4.68%	8.43%	8/20/2024	8/20/2031	8,721	8,587	8,721	0.02
ISQ Hawkeye Holdco, Inc.	(4)(5)(7)(10)	SOFR +	4.68%	8.43%	8/20/2024	8/20/2030	567	548	567	0.00
Java Buyer, Inc.	(4)(10)	SOFR +	5.00%	8.94%	12/15/2021	12/15/2027	136,616	135,764	136,616	0.29
Java Buyer, Inc.	(4)(10)	SOFR +	5.00%	8.94%	11/9/2023	12/15/2027	53,406	52,734	53,406	0.11
Java Buyer, Inc.	(4)(10)	SOFR +	5.00%	8.94%	12/15/2021	12/15/2027	94,823	94,279	94,823	0.20
Java Buyer, Inc.	(4)(7)(10)	SOFR +	5.00%	8.67%	6/28/2024	12/15/2027	80,195	79,858	80,195	0.17
Java Buyer, Inc.	(4)(5)(7)(10)	SOFR +	5.00%	8.82%	5/9/2025	12/15/2027	49,367	48,726	49,367	0.10
Jones Fish Hatcheries & Distributors, LLC	(4)(5)(7)(10)	SOFR +	4.25%	8.13%	11/19/2025	11/19/2032	16,464	16,181	16,176	0.03
JSG II, Inc.	(4)(7)(10)	SOFR +	4.50%	8.23%	9/30/2025	9/30/2032	353,737	351,594	351,513	0.74
JSS Holdings, Inc.	(4)(10)	SOFR +	5.00%	8.69% (incl. 2.75% PIK)	12/29/2021	11/8/2031	244,420	242,815	244,420	0.51
JSS Holdings, Inc.	(4)(10)	SOFR +	5.00%	8.69% (incl. 2.75% PIK)	1/7/2021	11/8/2031	46,790	46,431	46,790	0.10
JSS Holdings, Inc.	(4)(7)(10)	SOFR +	5.00%	8.67% (incl. 2.75% PIK)	11/8/2024	11/8/2031	584,376	578,957	583,691	1.23
Knowledge Pro Buyer, Inc.	(4)(7)(10)	SOFR +	4.50%	8.32%	12/10/2021	12/10/2029	110,483	109,733	110,437	0.23

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Commercial Services & Supplies (continued)
KPSKY Acquisition, Inc.	(4)(10)(18)	SOFR +	5.50%	9.44%	10/19/2021	10/19/2028		$46,001	$45,633	$40,021	0.08%
KPSKY Acquisition, Inc.	(4)(10)(18)	SOFR +	5.50%	9.53%	10/19/2021	10/19/2028		20,523	20,360	17,855	0.04
Lsf12 Crown US Commercial Bidco, LLC	(7)(8)	SOFR +	3.50%	7.37%	7/14/2025	12/2/2031		94,463	91,422	95,136	0.20
Minerva Bidco, Ltd.	(4)(5)(6)(7)(8)	S +	4.25%	8.22%	7/29/2025	11/7/2030	GBP	46,904	61,036	62,339	0.13
OMNIA Partners, LLC	(8)	SOFR +	2.75%	6.45%	1/26/2024	12/31/2032		7,933	7,973	7,974	0.02
Onex Baltimore Buyer, Inc.	(4)(10)(18)	SOFR +	5.27%	8.99%	12/1/2021	12/1/2027		187,232	186,026	187,232	0.39
Onex Baltimore Buyer, Inc.	(4)(7)(10)(18)	SOFR +	4.75%	8.47%	12/1/2021	12/1/2027		216,950	215,167	216,950	0.46
Polyphase Elevator Holding, Co.	(4)(5)(10)	SOFR +	5.00%	8.67%	11/24/2025	11/24/2032		15,922	15,796	15,802	0.03
Polyphase Elevator Holding, Co.	(4)(5)(7)(10)	SOFR +	5.00%	8.67%	11/24/2025	11/24/2032		3,037	2,954	2,938	0.01
Prime Security Services Borrower, LLC	(6)(8)	SOFR +	2.00%	6.13%	11/20/2024	10/13/2030		1,330	1,330	1,334	0.00
Prime Security Services Borrower, LLC	(6)(8)	SOFR +	1.75%	5.58%	4/4/2025	3/7/2032		6,451	6,340	6,443	0.01
RailPros Parent, LLC	(4)(5)(7)(10)	SOFR +	4.25%	8.13%	5/22/2025	5/24/2032		23,268	22,991	23,080	0.05
Saber Parent Holdings Corp.	(4)(7)(8)	SOFR +	4.50%	8.21%	12/16/2025	12/16/2032		501,723	498,542	498,522	1.05
SIQ Holdings III Corp.	(4)(10)	SOFR +	4.75%	9.20%	12/19/2025	12/19/2032		129,254	127,966	127,961	0.27
SIQ Holdings III Corp.	(4)(5)(7)(10)	SOFR +	4.75%	9.23%	12/19/2025	12/19/2030		1,953	1,382	1,379	0.00
TEI Intermediate, LLC	(4)(10)	SOFR +	5.25%	8.85% (incl. 2.88% PIK)	12/13/2024	12/15/2031		147,377	146,134	147,377	0.31
TEI Intermediate, LLC	(4)(5)(7)(10)	SOFR +	4.75%	8.63%	12/13/2024	12/15/2031		11,871	11,464	11,871	0.02
The Hiller Companies, LLC	(4)(10)	SOFR +	5.00%	8.72%	6/20/2024	6/20/2030		74,619	74,063	74,619	0.16
The Hiller Companies, LLC	(4)(5)(7)(10)	SOFR +	5.00%	8.72%	6/20/2024	6/20/2030		20,401	20,143	20,401	0.04
The Hiller Companies, LLC	(4)(5)(7)(10)	SOFR +	4.75%	8.49%	7/17/2025	6/20/2030		8,764	8,666	8,721	0.02
TRC Cos, LLC	(8)	SOFR +	3.00%	6.72%	1/14/2025	12/8/2028		26,525	26,525	26,641	0.06
Vaco Holdings, Inc.	(10)	SOFR +	5.00%	8.82%	1/21/2022	1/22/2029		8,848	8,829	7,241	0.02
Veregy Consolidated, Inc.	(4)(7)(10)	SOFR +	4.25%	8.14%	4/16/2025	4/16/2031		140,628	139,461	140,405	0.29
Water Holdings Acquisition, LLC	(4)(10)	SOFR +	5.25%	9.07% (incl. 2.75% PIK)	7/31/2024	7/31/2031		192,865	191,348	192,865	0.41
Water Holdings Acquisition, LLC	(4)(5)(7)(10)	SOFR +	5.25%	9.07% (incl. 2.75% PIK)	7/31/2024	7/31/2031		24,294	24,206	24,294	0.05
									5,750,314	5,767,752	12.09

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Construction & Engineering
Amentum Holdings, Inc.	(8)	SOFR +	2.00%	5.72%	4/4/2025	9/29/2031	$7,212	$7,020	$7,242	0.02%
Ampirical Solutions, LLC	(4)(5)(7)(10)	SOFR +	4.25%	7.92%	9/30/2025	9/30/2032	29,328	28,720	28,697	0.06
Azuria Water Solutions, Inc.	(10)	SOFR +	3.00%	6.72%	1/27/2025	5/17/2028	34,092	34,092	34,311	0.07
Brookfield WEC Holdings, Inc.	(8)	SOFR +	2.00%	5.87%	1/25/2024	1/27/2031	6,430	6,392	6,448	0.01
Consor Intermediate II, LLC	(4)(7)(10)	SOFR +	4.50%	8.17%	5/10/2024	5/10/2031	68,728	68,099	68,728	0.14
Gannett Fleming, Inc.	(4)(7)(10)	SOFR +	4.75%	8.69%	8/5/2024	8/5/2030	373,801	369,131	371,372	0.78
Home Service TopCo IV, Inc.	(4)(7)(11)	SOFR +	4.50%	8.10%	6/9/2023	12/31/2027	206,841	204,805	206,627	0.43
Home Service TopCo IV, Inc.	(4)(5)(11)	SOFR +	4.50%	8.10%	2/28/2025	12/31/2027	16,190	16,092	16,190	0.03
Home Service TopCo IV, Inc.	(4)(11)	SOFR +	4.50%	8.10%	11/19/2025	12/31/2027	20,274	20,178	20,173	0.04
OEI, Inc.	(4)(6)(7)(9)	SOFR +	4.50%	8.19%	12/29/2025	12/29/2032	43,389	42,931	42,931	0.09
Pave America Holding, LLC	(4)(10)	SOFR +	5.25%	8.92% (incl. 2.88% PIK)	8/29/2025	8/27/2032	78,319	77,585	77,927	0.16
Pave America Holding, LLC	(4)(5)(7)(10)	SOFR +	4.75%	8.42%	8/29/2025	8/27/2032	6,084	5,864	5,983	0.01
Pave America Holding, LLC	(4)(5)(7)(10)	SOFR +	5.25%	9.19% (incl. 2.88% PIK)	8/29/2025	8/27/2032	7,943	7,803	7,808	0.02
Peak Utility Services Group, Inc.	(4)(11)	SOFR +	4.50%	8.32%	3/2/2021	3/2/2028	15,170	15,123	15,095	0.03
Peak Utility Services Group, Inc.	(4)(5)(11)	SOFR +	4.50%	8.32%	3/2/2021	3/2/2028	2,023	2,019	2,013	0.00
Pike Electric Corp.	(4)(7)(10)	SOFR +	4.50%	8.20%	12/19/2025	12/19/2032	275,960	274,239	274,230	0.58
Saber Power Services, LLC	(4)(5)(10)	SOFR +	5.50%	9.27%	10/21/2025	10/21/2031	290,000	289,579	290,000	0.61
Saber Power Services, LLC	(4)(5)(7)(10)	SOFR +	5.50%	9.27%	10/21/2025	10/21/2031	4,978	4,978	4,978	0.01
Thermostat Purchaser III, Inc.	(7)(10)	SOFR +	4.25%	7.92%	6/20/2024	8/31/2028	9,850	9,779	9,754	0.02
Touchdown Acquirer, Inc.	(6)(8)	SOFR +	2.75%	6.57%	6/2/2025	2/21/2031	993	972	997	0.00
								1,485,401	1,491,504	3.11
Construction Materials
Quikrete Holdings, Inc.	(8)	SOFR +	2.25%	5.97%	2/18/2025	2/10/2032	14,887	14,797	14,950	0.03
Tamko Building Products, LLC	(8)	SOFR +	2.75%	6.95%	10/23/2024	9/20/2030	2,955	2,955	2,978	0.01
								17,752	17,928	0.04
Consumer Staples Distribution & Retail
Crumbl Enterprises, LLC	(4)(5)(7)(10)	SOFR +	4.50%	8.17%	4/30/2025	5/5/2032	85,579	84,742	85,117	0.18

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Containers & Packaging
Ascend Buyer, LLC	(4)(10)	SOFR +	5.25%	9.25%	10/18/2022	9/30/2028	$11,184	$11,029	$11,184	0.02%
Ascend Buyer, LLC	(4)(5)(10)	SOFR +	5.25%	8.92%	3/20/2025	9/30/2028	1,360	1,348	1,360	0.00
Ascend Buyer, LLC	(4)(5)(7)(10)	SOFR +	5.25%	8.94%	9/30/2021	9/30/2028	1,212	1,160	1,212	0.00
Berlin Packaging, LLC	(8)	SOFR +	3.25%	7.24%	7/25/2025	6/7/2031	18,720	18,747	18,784	0.04
Clydesdale Acquisition Holdings, Inc.	(9)	SOFR +	3.18%	6.89%	4/13/2022	4/13/2029	13,989	13,806	14,017	0.03
Clydesdale Acquisition Holdings, Inc.	(9)	SOFR +	3.25%	6.97%	4/1/2025	4/1/2032	9,811	9,719	9,814	0.02
Graham Packaging Co., Inc.	(8)	SOFR +	2.50%	6.22%	7/31/2024	8/4/2027	7,708	7,708	7,747	0.02
MAR Bidco S.à r.l.	(5)(6)(9)	SOFR +	4.20%	8.12%	6/28/2021	7/6/2028	3,780	3,773	3,387	0.01
ProAmpac PG Borrower, LLC	(10)	SOFR +	4.00%	7.88%	4/9/2024	9/15/2028	16,029	16,029	16,082	0.03
Ring Container Technologies Group, LLC	(9)	SOFR +	2.50%	6.22%	10/30/2025	9/15/2032	3,491	3,502	3,505	0.01
TricorBraun Holdings, Inc.	(9)	SOFR +	3.25%	6.97%	3/3/2021	3/3/2031	23,930	23,719	23,233	0.05
Trident TPI Holdings, Inc.	(9)	SOFR +	3.75%	7.42%	10/18/2024	9/15/2028	11,964	11,964	11,521	0.02
								122,504	121,846	0.25
Distributors
BP Purchaser, LLC	(4)(5)(10)	SOFR +	5.50%	9.48%	12/10/2021	12/11/2028	8,134	8,069	6,243	0.01
Genuine Cable Group, LLC	(4)(10)	SOFR +	5.75%	9.57%	11/1/2021	11/2/2026	29,343	29,218	28,609	0.06
Marcone Yellowstone Buyer, Inc.	(4)(10)	SOFR +	7.25%	11.38% (incl. 3.25% PIK)	11/1/2022	6/23/2028	16,051	15,846	14,446	0.03
Marcone Yellowstone Buyer, Inc.	(4)(10)	SOFR +	7.00%	11.13% (incl. 3.25% PIK)	12/31/2021	6/23/2028	27,060	26,875	24,219	0.05
NDC Acquisition Corp.	(4)(11)	SOFR +	5.00%	8.84%	3/9/2021	3/9/2028	21,431	21,315	21,431	0.05
NDC Acquisition Corp.	(4)(5)(7)(11)	SOFR +	5.00%	8.84%	3/9/2021	3/9/2028	343	324	343	0.00
PT Intermediate Holdings III, LLC	(4)(7)(10)	SOFR +	5.00%	9.00% (incl. 1.75% PIK)	4/9/2024	4/9/2030	174,995	174,661	174,995	0.37
S&S Holdings, LLC	(9)	SOFR +	5.00%	8.83%	3/11/2021	3/11/2028	7,711	7,721	7,727	0.02
S&S Holdings, LLC	(9)	SOFR +	5.00%	8.73%	4/3/2025	10/1/2031	3,930	3,780	3,874	0.01
Tailwind Colony Holding Corporation	(4)(11)	SOFR +	6.50%	10.44%	1/7/2021	11/13/2026	80,969	80,886	78,742	0.17
								368,695	360,629	0.77

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Diversified Consumer Services
American Restoration Holdings, LLC	(4)(11)	SOFR +	5.00%	8.97%	7/19/2024	7/24/2030		$27,197	$26,784	$27,061	0.06%
American Restoration Holdings, LLC	(4)(5)(11)	SOFR +	5.00%	8.92%	7/19/2024	7/24/2030		8,098	7,975	8,058	0.02
American Restoration Holdings, LLC	(4)(5)(7)(11)	SOFR +	5.00%	8.83%	7/19/2024	7/24/2030		6,841	6,697	6,789	0.01
American Restoration Holdings, LLC	(4)(5)(11)	SOFR +	5.00%	8.97%	7/19/2024	7/24/2030		20,978	20,659	20,873	0.04
American Restoration Holdings, LLC	(4)(5)(7)(11)	SOFR +	5.00%	8.77%	2/19/2025	7/24/2030		18,151	17,861	17,905	0.04
American Restoration Holdings, LLC	(4)(5)(11)	SOFR +	5.00%	8.77%	10/15/2025	7/24/2030		3,504	3,470	3,486	0.01
Ascend Learning, LLC	(9)	SOFR +	3.00%	6.72%	10/15/2025	12/11/2028		1,496	1,498	1,503	0.00
Barbri Holdings, Inc.	(4)(10)	SOFR +	5.00%	8.69%	12/20/2024	4/30/2030		173,659	172,406	173,659	0.36
Cambium Learning Group, Inc.	(4)(7)(10)	SOFR +	5.50%	9.46%	7/20/2021	7/20/2028		929,302	925,918	903,746	1.90
Cengage Learning, Inc.	(6)(11)	SOFR +	3.50%	7.23%	11/22/2024	3/24/2031		10,922	10,882	10,980	0.02
Charger Debt Merger Sub, LLC	(4)(10)	SOFR +	5.00%	8.67%	5/31/2024	5/31/2031		54,312	53,893	54,041	0.11
Charger Debt Merger Sub, LLC	(4)(5)(7)(10)	SOFR +	5.00%	8.89%	5/31/2024	5/31/2031		24,473	24,195	24,248	0.05
Charger Debt Merger Sub, LLC	(4)(5)(7)(10)	P +	4.00%	10.75%	5/31/2024	5/31/2030		1,700	1,649	1,665	0.00
DTA Intermediate II, Ltd.	(4)(11)	SOFR +	5.50%	9.19%	3/27/2024	3/27/2030		51,066	50,345	51,066	0.11
DTA Intermediate II, Ltd.	(4)(5)(7)(11)	SOFR +	5.50%	9.44%	3/27/2024	3/27/2030		12,893	12,557	12,893	0.03
DTA Intermediate II, Ltd.	(4)(5)(11)	S +	5.50%	9.22%	9/18/2025	3/27/2030	GBP	20,744	27,579	27,963	0.06
Element Materials Technology Group US Holdings, Inc.	(6)(9)	SOFR +	3.68%	7.35%	6/24/2022	7/6/2029		7,309	7,268	7,382	0.02
Endeavor Schools Holdings, LLC	(4)(11)	SOFR +	6.25%	10.12%	7/18/2023	7/18/2029		46,466	45,780	43,097	0.09
Endeavor Schools Holdings, LLC	(4)(5)(7)(11)	SOFR +	6.25%	10.16%	7/18/2023	7/18/2029		8,553	8,446	7,933	0.02
Essential Services Holding Corp.	(4)(10)	SOFR +	5.00%	8.88%	6/17/2024	6/17/2031		69,595	69,053	68,899	0.14
Essential Services Holding Corp.	(4)(5)(7)(10)	SOFR +	5.00%	8.88%	6/17/2024	6/17/2031		3,622	3,499	3,459	0.01
Go Car Wash Management Corp.	(4)(11)	SOFR +	5.75%	9.57%	10/12/2021	6/30/2028		88,180	87,763	85,975	0.18
Imagine Learning, LLC	(9)	SOFR +	3.50%	7.22%	2/1/2024	12/21/2029		64,059	63,842	61,966	0.13
Mckissock Investment Holdings, LLC	(10)	SOFR +	5.00%	9.05%	3/10/2022	3/12/2029		9,646	9,602	9,079	0.02
Mckissock Investment Holdings, LLC	(10)	SOFR +	5.00%	8.87%	11/20/2023	3/12/2029		26,950	26,543	25,367	0.05
Metrodora S.L.	(4)(5)(6)(8)	E +	4.25%	6.32%	8/7/2025	7/15/2032	EUR	1,367	1,579	1,591	0.00
Metrodora S.L.	(4)(5)(6)(8)	E +	4.25%	6.32%	8/7/2025	7/15/2032	EUR	558	645	650	0.00

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Diversified Consumer Services (continued)
Pre-Paid Legal Services, Inc.	(9)	SOFR +	3.25%	6.97%	12/15/2021	12/15/2028		$17,385	$17,327	$16,847	0.04%
Scientian 2 Spain, S.L.	(4)(5)(6)(8)	E +	4.25%	6.39%	8/7/2025	7/15/2032	EUR	1,599	1,847	1,861	0.00
Scientian France, SAS	(4)(5)(6)(8)	E +	4.25%	6.33%	8/7/2025	7/15/2032	EUR	3,525	4,070	4,101	0.01
Seahawk Bidco, LLC	(4)(7)(11)	SOFR +	4.75%	8.44%	12/19/2024	12/19/2031		287,585	285,037	285,188	0.60
Spring Education Group, Inc.	(8)	SOFR +	3.25%	6.92%	9/29/2023	10/4/2030		13,509	13,394	13,603	0.03
Sunshine Cadence Holdco, LLC	(4)(10)	SOFR +	5.00%	8.96%	5/1/2024	5/1/2031		197,500	195,996	195,525	0.41
Sunshine Cadence Holdco, LLC	(4)(7)(10)	SOFR +	5.00%	9.30%	5/1/2024	5/1/2031		37,147	36,633	36,310	0.08
University Support Services, LLC	(9)	SOFR +	2.75%	6.47%	2/10/2022	2/10/2029		8,997	8,952	8,718	0.02
									2,251,644	2,223,487	4.67
Diversified REITs
Iron Mountain Information Management, LLC	(8)	SOFR +	2.00%	5.72%	12/28/2023	1/31/2031		5,895	5,912	5,902	0.01
Diversified Telecommunication Services
Radiate Holdco, LLC	(10)	SOFR +	5.00%	8.83% (incl. 1.50% PIK)	6/30/2025	9/25/2029		23,219	23,209	17,983	0.04
Zacapa, LLC	(6)(9)	SOFR +	3.75%	7.42%	10/29/2024	3/22/2029		10,336	10,336	10,356	0.02
									33,545	28,339	0.06
Electric Utilities
Cogentrix Finance Holdco I, LLC	(8)	SOFR +	2.25%	5.97%	8/7/2025	2/26/2032		2,154	2,160	2,170	0.00
Grid Alliance Partners, LLC	(4)(5)(7)(10)	SOFR +	4.75%	8.42%	7/1/2025	7/1/2032		79,562	78,581	78,896	0.17
Qualus Power Services Corp.	(4)(11)	SOFR +	4.25%	8.07%	3/26/2021	3/27/2028		60,406	60,120	60,406	0.13
Qualus Power Services Corp.	(4)(11)	SOFR +	4.25%	8.07%	7/27/2023	3/27/2028		53,450	52,971	53,450	0.11
Qualus Power Services Corp.	(4)(11)	SOFR +	4.25%	8.02%	5/9/2024	3/27/2028		86,315	85,356	86,315	0.18
Qualus Power Services Corp.	(4)(5)(11)	SOFR +	4.25%	8.02%	10/10/2025	3/27/2028		27,491	27,358	27,491	0.06
Qualus Power Services Corp.	(4)(5)(7)(11)	SOFR +	4.25%	8.04%	10/10/2025	3/27/2028		16,330	16,079	16,180	0.03
									322,625	324,908	0.68
Electrical Equipment
Emergency Power Holdings, LLC	(4)(7)(11)	SOFR +	4.75%	8.59%	8/17/2021	8/17/2031		253,234	251,751	253,217	0.53
Griffon Bidco, Inc.	(4)(7)(10)	SOFR +	5.00%	8.67%	7/31/2025	7/31/2031		120,006	118,581	119,679	0.25
IEM New Sub 2, LLC	(4)(7)(9)	SOFR +	4.50%	8.27%	12/3/2025	12/3/2031		646,542	640,388	642,582	1.35
Madison IAQ, LLC	(9)	SOFR +	2.50%	6.70%	6/21/2021	6/21/2028		35,027	34,863	35,236	0.07
									1,045,583	1,050,714	2.20

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Electronic Equipment, Instruments & Components
Albireo Energy, LLC	(4)(11)	SOFR +	6.00%	9.79%	1/7/2021	12/23/2026		$24,734	$24,653	$24,734	0.05%
Albireo Energy, LLC	(4)(5)(11)	SOFR +	6.00%	10.04%	1/7/2021	12/23/2026		7,424	7,409	7,424	0.02
Albireo Energy, LLC	(4)(5)(11)	SOFR +	6.00%	9.99%	1/7/2021	12/23/2026		1,904	1,901	1,904	0.00
Duro Dyne National Corp.	(4)(7)(10)	SOFR +	4.50%	8.32%	11/15/2024	11/17/2031		160,574	158,793	160,402	0.34
Dwyer Instruments, LLC	(4)(10)	SOFR +	4.75%	8.42%	11/15/2024	7/20/2029		46,212	45,860	46,212	0.10
Dwyer Instruments, LLC	(4)(5)(7)(10)	SOFR +	4.75%	8.69%	11/15/2024	7/30/2029		2,606	2,551	2,606	0.01
Dwyer Instruments, LLC	(4)(5)(10)	SOFR +	4.75%	8.42%	11/15/2024	7/30/2029		6,047	6,001	6,047	0.01
Electro Switch Business Trust, LLC	(4)(7)(10)	SOFR +	4.75%	8.42%	9/2/2025	9/2/2032		169,865	168,428	167,932	0.35
Guardian Bidco, Inc.	(4)(5)(7)(8)	SOFR +	5.50%	9.52%	9/2/2025	8/30/2032		28,965	28,671	28,637	0.06
Infinite Bidco, LLC	(9)	SOFR +	3.75%	7.85%	3/2/2021	3/2/2028		19,663	19,604	19,474	0.04
Modena Buyer, LLC	(8)	SOFR +	4.25%	8.09%	7/1/2024	7/1/2031		35,497	34,938	35,383	0.07
Phoenix 1 Buyer Corp.	(4)(7)(10)	SOFR +	4.75%	8.62%	11/20/2023	11/20/2030		42,382	42,030	42,382	0.09
Spectrum Safety Solutions Purchaser, LLC	(4)(5)(6)(9)	E +	4.50%	6.55%	7/1/2024	7/1/2030	EUR	4,787	5,151	5,626	0.01
Spectrum Safety Solutions Purchaser, LLC	(4)(5)(6)(9)	E +	4.50%	6.52%	7/1/2024	7/1/2031	EUR	63,637	67,543	74,786	0.16
Spectrum Safety Solutions Purchaser, LLC	(4)(6)(7)(9)	SOFR +	4.50%	8.17%	7/1/2024	7/1/2031		288,540	284,243	288,540	0.61
									897,776	912,089	1.92

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Energy Equipment & Services
LPW Group Holdings, Inc.	(4)(7)(11)	SOFR +	6.00%	9.79%	3/15/2024	3/15/2031		$32,340	$31,624	$31,951	0.07%
Entertainment
OEG Borrower, LLC	(8)	SOFR +	3.50%	7.20%	4/22/2025	6/30/2031		8,108	8,004	8,164	0.02
Renaissance Holdings Corp.	(9)	SOFR +	4.00%	7.72%	12/6/2024	4/5/2030		2,486	2,486	2,178	0.00
									10,490	10,342	0.02
Financial Services
Atlas Securitized Products Funding 2, LP	(4)(5)(6)(7)(8)	SOFR +	1.50%	5.48%	3/28/2024	5/25/2063		146,690	143,006	146,150	0.31
Carr Riggs & Ingram Capital, LLC	(4)(9)	SOFR +	4.25%	7.92%	11/18/2024	11/18/2031		43,061	42,700	43,061	0.09
Carr Riggs & Ingram Capital, LLC	(4)(5)(7)(9)	SOFR +	4.25%	7.92%	11/18/2024	11/18/2031		6,057	5,870	6,006	0.01
Citrin Cooperman Advisors, LLC	(8)	SOFR +	3.00%	6.67%	8/22/2025	4/1/2032		4,489	4,497	4,507	0.01
DM Intermediate Parent, LLC	(4)(10)	SOFR +	4.75%	8.47%	9/30/2024	9/30/2030		103,788	102,556	103,788	0.22
DM Intermediate Parent, LLC	(4)(5)(7)(10)	SOFR +	4.75%	8.47%	9/30/2024	9/30/2030		28,124	27,530	27,736	0.06
DM Intermediate Parent, LLC	(4)(5)(7)(10)	SOFR +	4.75%	8.47%	9/30/2024	9/30/2030		2,477	2,110	2,477	0.01
Harp Finco, Ltd.	(4)(5)(6)(8)	S +	5.00%	8.72%	3/27/2025	3/27/2032	GBP	84,561	107,561	112,274	0.24
Mitchell International, Inc.	(9)	SOFR +	3.25%	6.97%	6/17/2024	6/17/2031		64,413	64,161	64,703	0.14
More Cowbell II, LLC	(4)(7)(10)	SOFR +	4.50%	7.99%	9/3/2025	9/1/2030		93,097	92,778	93,070	0.20
Nexus Buyer, LLC	(8)	SOFR +	3.50%	7.22%	11/4/2025	7/31/2031		4,392	4,377	4,337	0.01
PKF O'Connor Davies Advisory, LLC	(4)(7)(10)	SOFR +	4.50%	8.24%	11/15/2024	11/18/2031		93,442	92,529	93,442	0.20
RFS Opco, LLC	(4)(7)(9)	SOFR +	4.50%	8.29%	12/2/2025	12/2/2032		141,180	139,717	139,699	0.29
Solera, LLC	(9)(18)	SOFR +	3.75%	7.85%	6/4/2021	6/2/2028		32,160	32,030	31,087	0.07
									861,422	872,337	1.86
Food Products
Dreyers Grand Ice Cream, Inc.	(6)(8)	SOFR +	2.25%	6.45%	4/4/2025	9/30/2031		3,970	3,903	3,973	0.01
Froneri US, Inc.	(6)(8)	SOFR +	2.25%	6.12%	8/22/2025	9/30/2032		3,000	3,000	3,004	0.01
									6,903	6,977	0.02

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Gas Utilities
CQP Holdco, LP	(9)	SOFR +	2.00%	5.67%	4/4/2025	12/31/2030		$1,489	$1,474	$1,496	0.00%
Ground Transportation
Channelside AcquisitionCo, Inc.	(4)(10)	SOFR +	4.75%	8.59%	5/15/2024	6/30/2028		154,877	154,533	154,877	0.33
Channelside AcquisitionCo, Inc.	(4)(5)(7)(10)	SOFR +	4.75%	8.47%	5/15/2024	3/31/2028		1,563	1,535	1,563	0.00
									156,068	156,440	0.33
Health Care Equipment & Supplies
AEC Parent Holdings, Inc.	(9)(17)	SOFR +	5.75%	9.90%	6/13/2022	6/13/2029		24,555	22,307	16,403	0.03
Bamboo US BidCo, LLC	(4)(7)(11)	SOFR +	5.00%	8.84%	9/29/2023	9/30/2030		48,566	47,745	48,566	0.10
Bamboo US BidCo, LLC	(4)(11)	E +	5.00%	7.07%	9/29/2023	9/30/2030	EUR	75,127	78,490	88,289	0.19
Bamboo US BidCo, LLC	(4)(5)(11)	SOFR +	5.00%	8.84%	11/20/2024	9/30/2030		5,473	5,374	5,473	0.01
Bamboo US BidCo, LLC	(4)(5)(7)(11)	SOFR +	5.00%	8.98%	11/20/2024	9/30/2030		10,669	10,626	10,669	0.02
CSHC Buyerco, LLC	(4)(5)(11)	SOFR +	4.75%	8.57%	7/30/2025	9/8/2026		1,692	1,681	1,687	0.00
Ergotron Acquisition, LLC	(4)(10)	SOFR +	5.25%	8.97%	7/6/2022	7/6/2028		62,011	61,507	61,856	0.13
GCX Corporation Buyer, LLC	(4)(10)	SOFR +	5.50%	9.32%	9/13/2021	9/13/2027		189,585	188,506	184,845	0.39
GCX Corporation Buyer, LLC	(4)(10)	SOFR +	5.50%	9.56%	9/13/2021	9/13/2027		48,015	47,771	46,815	0.10
Natus Medical, Inc.	(4)(9)	SOFR +	5.25%	9.07%	7/21/2022	7/20/2029		42,332	40,821	42,332	0.09
Natus Medical, Inc.	(4)(5)(7)(9)	SOFR +	4.25%	8.07%	7/21/2022	7/21/2027		1,150	1,106	1,099	0.00
WS Audiology A/S	(6)(8)	SOFR +	3.50%	7.20%	6/27/2025	2/28/2029		11,752	11,752	11,841	0.02
Zeus, LLC	(4)(10)	SOFR +	6.00%	9.67% (incl. 3.00% PIK)	2/28/2024	2/28/2031		49,112	48,577	46,043	0.10
Zeus, LLC	(4)(5)(7)(10)	SOFR +	5.50%	9.17%	2/28/2024	2/28/2031		4,540	4,393	3,937	0.01
									570,656	569,855	1.19
Health Care Providers & Services
123Dentist, Inc.	(4)(6)(10)	CA +	5.00%	7.27%	8/10/2022	8/10/2029	CAD	258,226	199,099	188,136	0.40
123Dentist, Inc.	(4)(5)(6)(10)	CA +	5.00%	7.27%	8/9/2024	8/10/2029	CAD	34,682	25,114	25,268	0.05
ACI Group Holdings, Inc.	(4)(5)(7)(10)	SOFR +	5.50%	9.27%	8/2/2021	8/2/2027		21,267	21,153	16,970	0.04
ACI Group Holdings, Inc.	(4)(10)	SOFR +	6.00%	9.77% (incl. 3.25% PIK)	7/7/2023	8/2/2028		138,187	136,725	110,550	0.23
ADCS Clinics Intermediate Holdings, LLC	(4)(11)	SOFR +	6.25%	10.05%	5/7/2021	5/7/2027		10,300	10,254	10,300	0.02
ADCS Clinics Intermediate Holdings, LLC	(4)(11)	SOFR +	6.25%	9.95%	5/7/2021	5/7/2027		8,471	8,438	8,471	0.02
ADCS Clinics Intermediate Holdings, LLC	(4)(5)(7)(11)	SOFR +	6.25%	9.95%	5/7/2021	5/7/2026		557	552	557	0.00
ADCS Clinics Intermediate Holdings, LLC	(4)(5)(11)	SOFR +	6.25%	10.05%	4/14/2022	5/7/2027		248	247	248	0.00

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Health Care Providers & Services (continued)
Amerivet Partners Management, Inc.	(4)(7)(10)	SOFR +	5.50%	9.62%	2/25/2022	2/25/2028		$20,785	$20,493	$19,901	0.04%
Biotouch Global Solutions, Inc.	(4)(7)(11)	SOFR +	5.50%	9.32%	8/27/2025	8/27/2032	129,814		127,627	128,487	0.27
Canadian Hospital Specialties, Ltd.	(4)(6)(11)	CA +	4.50%	7.12%	4/15/2021	4/14/2028	CAD	14,518	11,541	10,578	0.02
Canadian Hospital Specialties, Ltd.	(4)(6)(7)(10)	CA +	4.50%	7.12%	4/15/2021	4/15/2027	CAD	2,880	1,893	2,098	0.00
Caramel Bidco, Limited	(4)(6)(8)	S +	6.00%	9.97%	2/11/2022	2/24/2029	GBP	60,000	79,155	66,724	0.14
Caramel Bidco, Limited	(4)(5)(6)(8)	S +	6.00%	9.97%	2/24/2022	2/24/2029	GBP	2,265	3,024	2,519	0.01
Caramel Bidco, Limited	(4)(6)(8)	E +	6.00%	8.12%	2/24/2022	2/24/2029	EUR	14,000	15,601	13,574	0.03
Caramel Bidco, Limited	(4)(6)(8)	SOFR +	6.00%	9.91%	2/24/2022	2/24/2029	6,125		6,308	5,114	0.01
CCBlue Bidco, Inc.	(4)(5)(10)	SOFR +	6.50%	10.27% (incl. 4.00% PIK)	12/21/2021	12/21/2028	595,631		591,623	479,483	1.01
CNT Holdings I Corp.	(10)	SOFR +	2.25%	6.09%	4/3/2025	11/8/2032	5,459		5,396	5,478	0.01
Commander Buyer, Inc.	(4)(7)(10)	SOFR +	4.75%	8.42%	6/26/2025	6/26/2032	161,433		159,327	160,111	0.34
Compsych Investments Corp.	(4)(7)(10)	SOFR +	4.75%	8.61%	7/22/2024	7/22/2031	69,961		69,643	69,076	0.15
CSC Mkg Topco, LLC	(4)(10)	SOFR +	5.50%	9.32%	2/1/2022	2/1/2029	158,770		157,371	158,770	0.33
CSC Mkg Topco, LLC	(4)(10)	SOFR +	5.50%	9.37%	8/1/2022	2/1/2029	21,249		20,922	21,249	0.04
DCA Investment Holdings, LLC	(4)(5)(10)(17)	SOFR +	6.41%	12.08%	3/12/2021	4/3/2028	12,855		12,804	10,861	0.02
DCA Investment Holdings, LLC	(4)(5)(10)(17)	SOFR +	6.50%	12.17%	12/28/2022	4/3/2028	9,795		9,665	8,276	0.02
DCA Investment Holdings, LLC	(4)(10)(17)	SOFR +	6.41%	12.08%	2/25/2022	4/3/2028	12,021		11,999	10,158	0.02
Ensemble RCM, LLC	(8)	SOFR +	3.00%	6.84%	10/14/2025	8/1/2029	1,995		1,990	2,007	0.00
Examworks Bidco, Inc.	(9)	SOFR +	2.50%	6.22%	11/1/2021	11/1/2028	993		995	999	0.00
Global Medical Response, Inc.	(8)	SOFR +	3.50%	7.38%	10/14/2025	10/1/2032	4,500		4,497	4,533	0.01
Heartland Dental, LLC	(10)	SOFR +	3.75%	7.47%	8/7/2025	8/25/2032	5,895		5,900	5,927	0.01
Imagine 360, LLC	(4)(7)(10)	SOFR +	4.75%	8.42%	9/18/2024	9/30/2028	96,299		95,536	96,144	0.20
Inception Fertility Ventures, LLC	(4)(7)(10)	SOFR +	5.50%	9.34%	4/29/2024	4/29/2030	278,079		277,692	273,371	0.57
Jayhawk Buyer, LLC	(4)(11)	SOFR +	5.25%	9.07%	5/26/2021	4/15/2028	223,779		222,404	218,185	0.46
Kwol Acquisition, Inc.	(4)(5)(7)(10)	SOFR +	5.00%	8.72%	12/8/2023	12/6/2029	10,214		10,054	10,214	0.02
MB2 Dental Solutions, LLC	(4)(10)	SOFR +	5.50%	9.22%	2/13/2024	2/13/2031	37,176		36,902	37,176	0.08
MB2 Dental Solutions, LLC	(4)(5)(7)(10)	SOFR +	5.50%	9.27%	2/13/2024	2/13/2031	6,924		6,854	6,924	0.01
MB2 Dental Solutions, LLC	(4)(5)(10)	SOFR +	5.50%	9.22%	2/13/2024	2/13/2031	5,498		5,465	5,498	0.01
MB2 Dental Solutions, LLC	(4)(5)(7)(10)	SOFR +	5.50%	9.83%	2/13/2024	2/13/2031	403		387	403	0.00
Navigator Acquiror, Inc.	(4)(7)(9)	SOFR +	5.50%	9.32% (incl. 4.00% PIK)	7/16/2021	7/16/2030	539,588		538,218	458,413	0.96

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Health Care Providers & Services (continued)
Onex TSG Intermediate Corp.	(6)(8)	SOFR +	3.75%	7.59%	7/24/2025	8/6/2032		$10,954	$10,902	$11,041	0.02%
ONS MSO, LLC	(4)(5)(11)	SOFR +	5.75%	9.59%	12/13/2023	7/8/2028		68,587	68,575	66,803	0.14
ONS MSO, LLC	(4)(5)(7)(11)	P +	5.25%	12.00%	12/13/2023	7/8/2028		2,500	2,442	2,360	0.00
ONS MSO, LLC	(4)(11)	SOFR +	5.75%	9.59%	4/26/2024	7/8/2028		9,850	9,797	9,604	0.02
Pacific Dental Services, Inc.	(8)	SOFR +	2.50%	6.24%	4/3/2025	3/15/2031		4,913	4,875	4,938	0.01
Plasma Buyer, LLC	(4)(10)(17)	SOFR +	5.75%	9.42% (incl. 5.75% PIK)	5/12/2022	5/12/2029		97,080	91,600	67,956	0.14
Plasma Buyer, LLC	(4)(5)(7)(10)(17)	SOFR +	5.75%	9.44% (incl. 5.75% PIK)	5/12/2022	5/12/2028		14,402	14,282	10,062	0.02
PPV Intermediate Holdings, LLC	(4)(10)	SOFR +	5.75%	9.57%	8/31/2022	8/31/2029		125,022	123,773	125,022	0.26
PPV Intermediate Holdings, LLC	(4)(5)(7)(11)	SOFR +	5.25%	9.07%	9/6/2023	8/31/2029		12,621	12,473	12,424	0.03
PPV Intermediate Holdings, LLC	(4)(5)(7)(11)	SOFR +	5.75%	9.63%	8/31/2022	8/31/2029		1,239	1,135	1,239	0.00
PSKW Intermediate, LLC	(4)(11)	SOFR +	5.50%	9.32%	12/11/2024	3/9/2028		11,950	11,950	11,950	0.03
Raven Acquisition Holdings, LLC	(6)(7)(8)	SOFR +	3.00%	6.72%	4/10/2025	11/19/2031		2,779	2,711	2,792	0.01
Smile Doctors, LLC	(4)(10)	SOFR +	5.90%	9.84%	6/9/2023	12/23/2028		512,849	508,327	497,464	1.04
Smile Doctors, LLC	(4)(7)(10)	SOFR +	5.90%	9.84%	6/9/2023	12/23/2028		122,535	120,030	117,040	0.25
Snoopy Bidco, Inc.	(4)(10)	SOFR +	6.50%	10.53% (incl. 5.50% PIK)	6/1/2021	6/1/2028		727,181	723,131	696,276	1.46
Southern Veterinary Partners, LLC	(8)	SOFR +	2.50%	6.37%	7/22/2025	12/4/2031		10,159	10,202	10,158	0.02
SpecialtyCare, Inc.	(4)(11)	SOFR +	5.00%	8.99%	8/26/2025	12/18/2029		69,506	68,743	68,811	0.14
SpecialtyCare, Inc.	(4)(5)(7)(11)	SOFR +	5.00%	8.84%	8/26/2025	12/18/2029		630	590	606	0.00
Stepping Stones Healthcare Services, LLC	(4)(10)	SOFR +	5.00%	8.67%	12/30/2021	1/2/2029		176,809	175,613	176,809	0.37
Stepping Stones Healthcare Services, LLC	(4)(5)(7)(10)	SOFR +	5.00%	8.67%	4/25/2024	1/2/2029		13,385	13,084	13,385	0.03
Stepping Stones Healthcare Services, LLC	(4)(5)(7)(10)	P +	4.00%	10.75%	12/30/2021	12/30/2026		14,588	14,495	14,588	0.03
The Fertility Partners, Inc.	(4)(6)(7)(10)	CA +	5.75%	8.31%	3/16/2022	3/16/2028	CAD	134,135	103,822	92,751	0.19
The Fertility Partners, Inc.	(4)(6)(10)	SOFR +	5.75%	9.58%	3/16/2022	3/16/2028		45,087	44,691	42,945	0.09
UMP Holdings, LLC	(4)(10)	SOFR +	5.75%	9.63%	7/15/2022	7/15/2028		9,402	9,323	9,120	0.02
UMP Holdings, LLC	(4)(5)(10)	SOFR +	5.75%	9.60%	7/15/2022	7/15/2028		12,899	12,857	12,512	0.03

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Health Care Providers & Services (continued)
Unified Women's Healthcare, LP	(4)(9)	SOFR +	5.00%	8.67%	6/16/2022	6/18/2029		$869,445	$869,445	$869,445	1.83%
Unified Women's Healthcare, LP	(4)(5)(9)	SOFR +	5.00%	8.73%	3/22/2024	6/18/2029		4,941	4,916	4,941	0.01
Unified Women's Healthcare, LP	(4)(5)(7)(9)	SOFR +	5.00%	8.74%	3/22/2024	6/18/2029		3,975	3,953	3,975	0.01
Unified Women's Healthcare, LP	(4)(5)(9)	SOFR +	5.00%	8.67%	9/22/2025	6/18/2029		10,198	10,128	10,198	0.02
Unified Women's Healthcare, LP	(4)(5)(7)(9)	SOFR +	5.00%	8.67%	9/22/2025	6/18/2029		15,541	15,339	15,541	0.03
US Oral Surgery Management Holdco, LLC	(4)(10)	SOFR +	5.25%	9.17%	11/18/2021	11/20/2028		153,992	153,139	153,992	0.32
US Oral Surgery Management Holdco, LLC	(4)(10)	SOFR +	5.25%	9.31%	11/18/2021	11/20/2028		64,821	64,496	64,821	0.14
US Oral Surgery Management Holdco, LLC	(4)(5)(10)	SOFR +	5.25%	9.17%	8/16/2023	11/20/2028		6,191	6,132	6,191	0.01
US Oral Surgery Management Holdco, LLC	(4)(5)(10)	SOFR +	5.25%	9.02%	12/5/2022	11/20/2028		107	107	107	0.00
US Oral Surgery Management Holdco, LLC	(4)(5)(7)(10)	SOFR +	5.25%	9.17%	8/16/2023	11/20/2028		23,736	23,356	23,736	0.05
Veonet Lense, GmbH	(6)(8)	S +	4.75%	8.47%	2/26/2025	3/14/2029	GBP	253,448	322,516	306,335	0.64
WHCG Purchaser III, Inc.	(4)(5)(7)(10)	SOFR +	6.50%	10.17% (incl. 5.09% PIK)	8/2/2024	6/30/2029		48,490	48,490	48,490	0.10
WHCG Purchaser III, Inc.	(4)(5)(10)(17)		10.00%	10.00% PIK	8/2/2024	6/30/2030		41,094	14,654	17,260	0.04
									6,608,962	6,256,439	13.10
Health Care Technology
Accuity Delivery Systems, LLC	(4)(7)(9)	SOFR +	4.75%	8.57%	5/29/2025	5/29/2031		167,360	166,335	166,769	0.35
athenahealth, Inc.	(9)	SOFR +	2.75%	6.47%	2/15/2022	2/15/2029		35,917	35,741	36,030	0.08
Brilliance Technologies, Inc.	(4)(5)(7)(9)	SOFR +	4.50%	8.22%	3/11/2025	3/11/2032		88,253	87,379	88,185	0.19
Brilliance Technologies, Inc.	(4)(5)(9)	SOFR +	4.50%	8.22%	3/11/2025	3/11/2032		141,205	140,579	141,205	0.30
Brilliance Technologies, Inc.	(4)(5)(9)	SOFR +	4.50%	8.22%	5/16/2025	3/11/2032		193,997	193,117	193,997	0.41
Caerus US 1, Inc.	(4)(6)(10)	SOFR +	5.00%	8.67%	5/25/2022	5/25/2029		437,821	433,573	437,821	0.92
Caerus US 1, Inc.	(4)(5)(6)(7)(10)	SOFR +	5.00%	8.73%	5/25/2022	5/25/2029		53,357	52,862	53,357	0.11
Caerus US 1, Inc.	(4)(6)(10)	SOFR +	5.00%	8.67%	10/28/2022	5/25/2029		35,752	35,562	35,752	0.08
Caerus US 1, Inc.	(4)(6)(10)	SOFR +	5.00%	8.67%	10/28/2022	5/25/2029		244,291	243,423	244,291	0.51
Caerus US 1, Inc.	(4)(6)(10)	SOFR +	5.00%	8.67%	3/27/2024	5/25/2029		69,119	69,119	69,119	0.15
Color Intermediate, LLC	(4)(10)	SOFR +	4.75%	8.52%	7/2/2024	10/4/2029		361,488	356,668	361,488	0.76
Continental Buyer, Inc.	(4)(5)(7)(10)	SOFR +	4.50%	8.22%	2/14/2025	4/2/2031		58,353	57,718	58,286	0.12
Continental Buyer, Inc.	(4)(5)(10)	SOFR +	4.50%	8.22%	10/21/2025	4/2/2031		34,476	34,310	34,476	0.07

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Health Care Technology (continued)
Cotiviti, Inc.	(8)	SOFR +	2.75%	6.62%	5/1/2024	5/1/2031	$29,611	$29,498	$28,525	0.06%
Cronos Crimson Holdings, Inc.	(4)(10)	SOFR +	6.09%	10.20%	3/1/2021	3/1/2028	71,173	70,514	71,173	0.15
Cronos Crimson Holdings, Inc.	(4)(10)	SOFR +	6.09%	9.94%	3/1/2021	3/1/2028	14,758	14,679	14,758	0.03
CT Technologies Intermediate Holdings, Inc.	(4)(7)(10)	SOFR +	5.00%	8.72%	8/30/2024	8/30/2031	161,735	160,148	161,391	0.34
CT Technologies Intermediate Holdings, Inc.	(4)(5)(10)	SOFR +	4.75%	8.47%	8/5/2025	8/30/2031	160,724	159,224	160,724	0.34
CT Technologies Intermediate Holdings, Inc.	(4)(10)	SOFR +	4.75%	8.47%	7/10/2025	8/30/2031	68,851	68,216	68,851	0.14
CT Technologies Intermediate Holdings, Inc.	(4)(5)(7)(10)	SOFR +	4.75%	8.47%	7/10/2025	8/30/2031	30,319	29,993	30,319	0.06
eResearchTechnology, Inc.	(4)(10)	SOFR +	4.75%	8.47%	1/15/2025	1/19/2032	825,410	818,281	825,410	1.73
eResearchTechnology, Inc.	(4)(5)(7)(10)	SOFR +	4.75%	8.47%	1/15/2025	1/19/2032	160,350	157,699	159,565	0.34
GI Ranger Intermediate, LLC	(4)(7)(10)	SOFR +	6.00%	9.82%	10/29/2021	10/30/2028	103,200	102,414	103,200	0.22
Healthcomp Holding Company, LLC	(4)(10)	SOFR +	5.75%	9.66%	11/8/2023	11/8/2029	188,030	186,893	177,688	0.37
Imprivata, Inc.	(8)	SOFR +	3.00%	6.67%	6/20/2025	12/1/2027	1,987	1,987	1,999	0.00
Kona Buyer, LLC	(4)(7)(10)	SOFR +	4.50%	8.36%	7/23/2024	7/23/2031	213,479	211,375	211,444	0.44
Kona Buyer, LLC	(4)(5)(10)	SOFR +	4.50%	8.36%	7/23/2024	7/23/2031	16,052	16,270	15,971	0.03
Magic Bidco, Inc.	(4)(5)(7)(10)	SOFR +	5.75%	9.47%	7/1/2024	7/1/2030	7,469	7,314	7,428	0.02
Magic Bidco, Inc.	(4)(10)	SOFR +	5.75%	9.47%	7/1/2024	7/1/2030	57,385	56,436	57,099	0.12
Magic Bidco, Inc.	(4)(5)(7)(10)	SOFR +	5.75%	9.47%	7/1/2024	7/1/2030	2,884	2,820	2,796	0.01
MEDX AMCP Holdings, LLC	(4)(5)(7)(10)	SOFR +	4.75%	8.47%	7/21/2025	7/21/2032	22,327	22,038	22,018	0.05
Modernizing Medicine, Inc.	(4)(5)(7)(10)	SOFR +	4.75%	8.42% (incl. 2.25% PIK)	4/30/2025	4/30/2032	45,664	45,221	45,622	0.10
Neptune Holdings, Inc.	(4)(7)(10)	SOFR +	4.50%	8.17%	12/12/2024	8/31/2030	14,700	14,425	14,650	0.03
Netsmart Technologies, Inc.	(4)(7)(10)	SOFR +	5.20%	8.92% (incl. 2.70% PIK)	8/23/2024	8/23/2031	137,641	136,281	137,548	0.29
Octane Purchaser, Inc.	(4)(7)(9)	SOFR +	4.25%	7.97%	5/19/2025	5/19/2032	167,453	166,529	167,277	0.35
Project Ruby Ultimate Parent Corp.	(8)	SOFR +	2.75%	6.58%	7/18/2025	3/10/2028	9,042	9,042	9,077	0.02
QF Holdings, Inc.	(4)(7)(9)	SOFR +	4.50%	8.19%	12/29/2025	12/15/2032	116,279	115,560	115,560	0.24
Rocky MRA Acquisition Corp.	(4)(9)	SOFR +	5.00%	9.04%	4/1/2022	4/2/2029	165,691	164,566	165,691	0.35
Signant Finance One, Ltd.	(4)(5)(7)(10)	SOFR +	4.75%	8.42%	10/16/2025	10/16/2031	412,709	407,878	407,709	0.86
Vizient, Inc.	(9)	SOFR +	1.75%	5.47%	8/1/2024	8/1/2031	4,407	4,433	4,426	0.01
Waystar Technologies, Inc.	(8)	SOFR +	2.00%	5.72%	8/6/2025	10/22/2029	6,430	6,430	6,478	0.01
								5,092,550	5,115,173	10.76

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Hotels, Restaurants & Leisure
Alterra Mountain, Co.	(8)	SOFR +	2.50%	6.22%	7/23/2025	8/17/2028	$7,294	$7,294	$7,331	0.02%
Bally's Corp.	(6)(9)	SOFR +	3.25%	7.37%	10/1/2021	10/2/2028	5,603	5,590	5,535	0.01
Caesars Entertainment, Inc.	(6)(9)	SOFR +	2.25%	5.97%	2/6/2023	2/6/2030	5,895	5,908	5,864	0.01
Caesars Entertainment, Inc.	(6)(9)	SOFR +	2.25%	5.97%	6/16/2025	2/6/2031	3,700	3,697	3,672	0.01
Cedar Fair, LP	(6)(8)	SOFR +	2.00%	5.72%	6/18/2025	5/1/2031	1,191	1,188	1,179	0.00
Century Casinos, Inc.	(6)(10)	SOFR +	6.00%	9.85%	4/1/2022	4/2/2029	30,803	30,515	24,274	0.05
DK Crown Holdings, Inc.	(6)(8)	SOFR +	1.75%	5.53%	6/16/2025	3/4/2032	1,402	1,400	1,404	0.00
FanDuel Group Financing, LLC	(6)(9)	SOFR +	1.75%	5.42%	4/3/2025	11/30/2030	5,238	5,167	5,240	0.01
Fertitta Entertainment, LLC	(9)	SOFR +	3.25%	6.97%	1/27/2022	1/27/2029	21,406	21,134	21,426	0.05
Flynn Restaurant Group, LP	(8)	SOFR +	3.75%	7.47%	4/3/2025	1/28/2032	7,466	7,387	7,506	0.02
IRB Holding Corp.	(9)	SOFR +	2.50%	6.22%	11/17/2025	12/15/2030	24,739	24,710	24,825	0.05
Life Time, Inc.	(8)	SOFR +	2.00%	5.78%	8/14/2025	11/5/2031	2,336	2,344	2,348	0.00
Light & Wonder International, Inc.	(6)(9)	SOFR +	2.25%	5.99%	6/16/2025	4/14/2029	641	644	644	0.00
Mic Glen, LLC	(9)	SOFR +	3.25%	6.97%	7/29/2025	7/21/2028	12,598	12,598	12,711	0.03
New Red Finance, Inc.	(6)(8)	SOFR +	1.75%	5.47%	6/16/2024	9/20/2030	12,946	12,816	12,978	0.03
Penn Entertainment, Inc.	(6)(9)	SOFR +	2.50%	6.22%	6/16/2025	5/3/2029	3,756	3,759	3,783	0.01
Scientific Games Holdings, LP	(9)	SOFR +	3.00%	6.93%	6/11/2024	4/4/2029	19,531	19,559	19,214	0.04
Tacala Investment Corp.	(10)	SOFR +	3.00%	6.72%	9/16/2025	1/31/2031	2,948	2,956	2,972	0.01
Voyager Parent, LLC	(6)(8)	SOFR +	4.75%	8.42%	7/18/2025	7/1/2032	103,541	99,683	103,744	0.22
Voyager Parent, LLC	(6)(8)	SOFR +	4.25%	7.95%	7/18/2025	7/1/2032	3,990	3,842	3,998	0.01
Whatabrands, LLC	(9)	SOFR +	2.50%	6.22%	12/11/2024	8/3/2028	12,183	12,140	12,229	0.03
								284,331	282,877	0.61
Household Durables
AI Aqua Merger Sub, Inc.	(9)	SOFR +	3.00%	6.85%	12/5/2024	7/31/2028	36,615	36,545	36,737	0.08
Madison Safety & Flow, LLC	(8)	SOFR +	2.50%	6.23%	9/25/2025	9/26/2031	5,787	5,787	5,835	0.01
								42,332	42,572	0.09
Independent Power and Renewable Electricity Producers
Calpine, Corp.	(8)	SOFR +	1.75%	5.47%	6/16/2025	2/15/2032	2,025	2,026	2,026	0.00
Calpine, Corp.	(8)	SOFR +	1.75%	5.47%	6/16/2025	1/31/2031	1,099	1,100	1,100	0.00
								3,126	3,126	0.00

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Industrial Conglomerates
Bettcher Industries, Inc.	(9)	SOFR +	4.00%	7.67%	12/14/2021	12/14/2028		$6,865	$6,836	$6,939	0.01%
CEP V Investment 11 S.à r.l.	(4)(6)(7)(10)	SA +	6.52%	7.20%	5/6/2022	2/11/2028	CHF	47,449	48,088	57,756	0.12
CEP V Investment 11 S.à r.l.	(4)(6)(10)	E +	6.45%	8.51%	3/31/2023	2/23/2028	EUR	66,051	64,226	75,161	0.16
Engineered Machinery Holdings, Inc.	(8)	SOFR +	3.25%	6.92%	11/26/2025	11/26/2032	7,716		7,715	7,774	0.02
Excelitas Technologies Corp.	(4)(8)	E +	5.25%	7.15%	8/12/2022	8/13/2029	EUR	24,564	24,968	28,507	0.06
Excelitas Technologies Corp.	(4)(7)(10)	SOFR +	5.25%	8.97%	8/12/2022	8/13/2029	33,241		32,800	32,641	0.07
									184,633	208,778	0.44
Insurance
Alera Group, Inc.	(9)	SOFR +	3.25%	6.97%	5/30/2025	5/30/2032	37,828		37,656	38,053	0.08
Alliant Holdings Intermediate, LLC	(8)	SOFR +	2.50%	6.22%	7/31/2025	9/19/2031	6,098		6,049	6,119	0.01
Amerilife Holdings, LLC	(4)(10)	SOFR +	5.00%	8.79%	6/17/2024	8/31/2029	572,669		567,142	569,805	1.20
Amerilife Holdings, LLC	(4)(5)(7)(10)	SOFR +	5.00%	8.79%	6/17/2024	8/31/2029	120,989		120,083	119,966	0.25
AmWINS Group, Inc.	(10)	SOFR +	2.25%	5.97%	4/3/2025	1/30/2032	2,980		2,952	2,992	0.01
Baldwin Insurance Group Holdings, LLC	(6)(8)	SOFR +	2.50%	6.25%	9/12/2025	5/26/2031	11,810		11,804	11,810	0.02
Beacon Dc, Ltd.	(4)(5)(6)(10)	SOFR +	4.75%	8.52%	12/4/2025	12/4/2032	5,000		4,926	4,925	0.01
Beacon Dc, Ltd.	(4)(5)(6)(7)(10)	SOFR +	4.75%	8.52%	12/4/2025	12/4/2032	105		93	93	0.00
BroadStreet Partners, Inc.	(8)	SOFR +	2.75%	6.47%	6/14/2024	6/13/2031	19,718		19,646	19,806	0.04
CRC Insurance Group, LLC	(7)(8)	SOFR +	2.75%	6.42%	12/6/2024	5/6/2031	19,652		19,335	19,604	0.04
Foundation Risk Partners Corp.	(4)(10)	SOFR +	4.75%	8.42%	10/29/2021	10/29/2030	27,631		27,402	27,631	0.06
Foundation Risk Partners Corp.	(4)(5)(10)	SOFR +	4.75%	8.42%	11/17/2023	10/29/2030	26,680		26,391	26,680	0.06
Foundation Risk Partners Corp.	(4)(10)	SOFR +	4.75%	8.42%	4/14/2022	10/29/2030	38,298		38,012	38,298	0.08
Foundation Risk Partners Corp.	(4)(5)(7)(10)	SOFR +	4.75%	8.42%	10/21/2024	10/29/2030	33,095		32,873	33,095	0.07
Foundation Risk Partners Corp.	(4)(10)	SOFR +	4.75%	8.42%	9/24/2025	10/29/2030	6,780		6,780	6,780	0.01
Foundation Risk Partners Corp.	(4)(5)(10)	SOFR +	4.75%	8.42%	9/24/2025	10/29/2030	3,169		3,169	3,169	0.01
Foundation Risk Partners Corp.	(4)(5)(7)(10)	SOFR +	4.75%	8.42%	10/29/2021	10/29/2029	4,067		3,952	3,823	0.01
Galway Borrower, LLC	(4)(10)	SOFR +	4.50%	8.17%	9/30/2021	9/29/2028	239,061		237,622	239,061	0.50
Galway Borrower, LLC	(4)(5)(7)(10)	SOFR +	4.50%	8.17%	9/30/2021	9/29/2028	668		662	668	0.00
Galway Borrower, LLC	(4)(5)(7)(10)	SOFR +	4.50%	8.17%	4/28/2023	9/29/2028	3,560		3,402	3,560	0.01
Gimlet Bidco, GmbH	(4)(6)(8)	E +	5.75%	7.82%	4/15/2024	4/23/2031	EUR	110,003	114,987	129,276	0.27
Gimlet Bidco, GmbH	(4)(6)(7)(8)	E +	5.75%	7.82%	4/15/2024	4/23/2031	EUR	42,921	44,800	50,441	0.11
Higginbotham Insurance Agency, Inc.	(4)(6)(7)(11)	SOFR +	4.50%	8.26%	12/11/2025	6/11/2031	98,579		98,416	98,474	0.21

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Insurance (continued)
High Street Buyer, Inc.	(4)(10)	SOFR +	4.50%	8.17%	4/16/2021	4/14/2028		$18,991	$18,910	$18,991	0.04%
High Street Buyer, Inc.	(4)(5)(7)(10)	SOFR +	4.50%	8.17%	4/16/2021	4/14/2028	81,464		80,844	81,380	0.17
High Street Buyer, Inc.	(4)(5)(10)	SOFR +	4.50%	8.17%	1/2/2025	4/14/2028	43,919		43,429	43,919	0.09
High Street Buyer, Inc.	(4)(10)	SOFR +	4.50%	8.17%	4/16/2021	4/14/2028	76,271		75,761	76,271	0.16
High Street Buyer, Inc.	(4)(5)(7)(10)	SOFR +	4.50%	8.17%	7/18/2025	4/14/2028	6,169		5,958	6,169	0.01
HUB International, Ltd.	(8)	SOFR +	2.25%	6.12%	4/4/2025	6/20/2030	849		834	854	0.00
Hyperion Refinance S.à r.l.	(6)(9)	SOFR +	2.75%	6.47%	8/4/2025	2/15/2031	18,802		18,594	18,871	0.04
Integrity Marketing Acquisition, LLC	(4)(7)(10)	SOFR +	5.00%	8.82%	8/27/2024	8/25/2028	266,274		264,917	266,260	0.56
Knight Acquireco, LLC	(4)(5)(7)(9)	SOFR +	4.50%	8.37%	11/7/2025	11/7/2032	70,640		70,237	70,228	0.15
Koala Investment Holdings, Inc.	(4)(5)(7)(10)	SOFR +	4.50%	8.17%	8/29/2025	8/29/2032	88,402		87,408	87,799	0.18
MRH Trowe Beteiligungsgesellschaft mbH	(4)(6)(7)(8)	E +	5.00%	7.11%	5/15/2025	5/17/2032	EUR	406	450	474	0.00
OneDigital Borrower, LLC	(9)	SOFR +	3.00%	6.72%	1/28/2025	7/2/2031	9,850		9,850	9,887	0.02
Paisley Bidco, Ltd.	(4)(5)(6)(7)(8)	S +	5.50%	9.40% (incl. 2.00% PIK)	4/17/2024	5/7/2031	GBP	14,988	18,597	19,539	0.04
Paisley Bidco, Ltd.	(4)(5)(6)(8)	E +	5.50%	7.57% (incl. 2.00% PIK)	4/17/2024	5/7/2031	EUR	7,947	8,458	9,036	0.02
Paisley Bidco, Ltd.	(4)(5)(6)(8)	E +	5.50%	7.57% (incl. 2.00% PIK)	4/17/2024	5/7/2031	EUR	7,010	7,236	7,970	0.02
Paisley Bidco, Ltd.	(4)(5)(6)(8)	E +	5.50%	7.57% (incl. 2.00% PIK)	7/31/2025	5/7/2031	EUR	6,797	7,767	7,728	0.02
Patriot Growth Insurance Services, LLC	(4)(10)	SOFR +	5.00%	8.82%	10/14/2021	10/16/2028	23,727		23,593	23,727	0.05
Patriot Growth Insurance Services, LLC	(4)(5)(7)(10)	SOFR +	5.00%	8.67%	11/17/2023	10/16/2028	26,476		26,257	26,035	0.05
Riser Merger Sub, Inc.	(4)(5)(10)	SOFR +	4.75%	8.42%	4/15/2025	10/31/2029	19,969		19,969	19,969	0.04
Riser Merger Sub, Inc.	(4)(5)(10)	S +	4.75%	8.47%	4/15/2025	10/31/2029	GBP	33,570	43,963	45,251	0.10
Riser Merger Sub, Inc.	(4)(5)(7)(10)	SOFR +	4.75%	8.44%	4/15/2025	10/31/2029	1,027		610	875	0.00
SelectQuote, Inc.	(4)(5)(6)(20)	SOFR +	6.50%	10.32%	10/15/2024	9/30/2027	120,559		120,546	120,559	0.25
SG Acquisition, Inc.	(4)(7)(10)	SOFR +	4.75%	8.71%	4/3/2024	4/3/2030	206,109		204,760	206,109	0.43
Shelf Bidco, Ltd.	(4)(6)(10)(18)	SOFR +	5.18%	9.06%	10/17/2024	10/17/2031	933,645		929,782	933,645	1.96
Simplicity Financial Marketing Group Holdings, Inc.	(4)(6)(7)(10)	SOFR +	4.75%	8.42%	12/31/2024	12/31/2031	50,723		50,212	50,662	0.11
Sparta UK Bidco, Ltd.	(4)(5)(6)(8)	S +	6.00%	9.72%	9/25/2024	9/25/2031	GBP	44,570	58,830	60,078	0.13
Sparta UK Bidco, Ltd.	(4)(5)(6)(8)	E +	6.00%	7.85%	9/25/2024	9/25/2031	EUR	1,177	1,318	1,384	0.00
SQ ABS Issuer, LLC	(4)(6)(8)		7.80%	7.80%	10/11/2024	10/20/2039	17,430		17,321	17,430	0.04

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Insurance (continued)
Tennessee Bidco, Limited	(4)(5)(6)(8)	E +	5.25%	7.30% (incl. 2.00% PIK)	7/1/2024	7/1/2031	EUR	4,607	$5,719	$5,415	0.01%
Tennessee Bidco, Limited	(4)(6)(8)	S +	5.25%	9.47% (incl. 2.00% PIK)	7/1/2024	7/1/2031	GBP	152,279	204,434	205,264	0.43
Tennessee Bidco, Limited	(4)(5)(6)(8)	S +	5.25%	9.47% (incl. 2.00% PIK)	7/1/2024	7/1/2031	GBP	18,129	22,808	24,436	0.05
Tennessee Bidco, Limited	(4)(6)(8)	SOFR +	5.25%	9.65% (incl. 2.00% PIK)	7/1/2024	7/1/2031		$556,048	544,846	556,048	1.17
Tennessee Bidco, Limited	(4)(5)(6)(8)	SOFR +	5.25%	8.85% (incl. 2.00% PIK)	7/1/2024	7/1/2031	103,637		103,037	103,637	0.22
Tennessee Bidco, Limited	(4)(5)(6)(8)	E +	5.25%	7.39% (incl. 2.00% PIK)	7/1/2024	7/1/2031	EUR	49,365	56,722	58,014	0.12
Tennessee Bidco, Limited	(4)(5)(6)(7)(8)	S +	5.25%	9.47%	5/9/2025	7/1/2031	GBP	1,951	3,198	2,630	0.01
Tennessee Bidco, Limited	(4)(5)(6)(8)	SOFR +	5.25%	8.85%	5/9/2025	7/1/2031	34,119		33,948	34,119	0.07
Tennessee Bidco, Limited	(4)(5)(6)(8)	E +	5.25%	7.30%	5/9/2025	7/1/2031	EUR	18,309	21,441	21,517	0.05
THG Acquisition, LLC	(4)(10)	SOFR +	4.75%	8.47%	10/31/2024	10/31/2031	66,478		65,924	66,478	0.14
THG Acquisition, LLC	(4)(5)(7)(10)	SOFR +	4.75%	8.47%	10/31/2024	10/31/2031	981		919	981	0.00
THG Acquisition, LLC	(4)(5)(7)(10)	SOFR +	4.75%	8.47%	10/31/2024	10/31/2031	4,331		4,251	4,331	0.01
USI, Inc.	(8)	SOFR +	2.25%	5.92%	12/23/2024	11/21/2029	6,795		6,795	6,818	0.01
USI, Inc.	(8)	SOFR +	2.25%	5.92%	12/23/2024	9/29/2030	7,416		7,331	7,438	0.02
World Insurance Associates, LLC	(4)(7)(11)	SOFR +	5.00%	8.67%	2/14/2025	4/3/2030	106,483		105,270	106,407	0.22
									4,831,208	4,888,762	10.27
Interactive Media & Services
North Haven Ushc Acquisition, Inc.	(4)(5)(11)	SOFR +	5.25%	9.02%	8/28/2024	10/29/2027	12,371		12,264	11,938	0.03
North Haven Ushc Acquisition, Inc.	(4)(5)(11)	SOFR +	5.25%	9.02%	8/28/2024	10/29/2027	7,243		7,181	6,990	0.01
North Haven Ushc Acquisition, Inc.	(4)(5)(11)	SOFR +	5.25%	9.28%	8/28/2024	10/29/2027	3,082		3,056	2,974	0.01
North Haven Ushc Acquisition, Inc.	(4)(5)(7)(11)	SOFR +	5.25%	9.02%	8/28/2024	10/29/2027	4,453		4,303	3,395	0.01
North Haven Ushc Acquisition, Inc.	(4)(5)(11)	SOFR +	5.25%	9.02%	8/28/2024	10/29/2027	3,585		3,554	3,459	0.01
North Haven Ushc Acquisition, Inc.	(4)(11)	SOFR +	5.25%	9.21%	8/28/2024	10/29/2027	22,069		21,878	21,297	0.04
North Haven Ushc Acquisition, Inc.	(4)(5)(7)(11)	SOFR +	5.25%	9.02%	8/28/2024	10/29/2027	15,035		14,887	14,437	0.03
Project Boost Purchaser, LLC	(8)	SOFR +	2.75%	6.42%	7/16/2024	7/16/2031	35,066		34,983	35,193	0.07
Speedster Bidco, GmbH	(4)(6)(7)(8)	E +	2.50%	4.56%	10/17/2024	6/10/2031	EUR	1,521	4,625	1,740	0.00

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Interactive Media & Services (continued)
Titan Acquisitionco New Zealand, Ltd.	(4)(6)(9)	B +	4.00%	6.57%	5/29/2025	4/17/2031	NZD	129,239	$76,575	$74,037	0.16%
WH Borrower, LLC	(9)	SOFR +	4.50%	8.39%	2/20/2025	2/20/2032		$39,800	39,625	40,039	0.08
									222,931	215,499	0.45
IT Services
AI Altius Luxembourg S.à r.l.	(4)(5)(8)		9.75%	9.75% PIK	12/21/2021	12/21/2029	31,233		30,966	31,077	0.07
AI Altius US Bidco, Inc.	(4)(7)(10)	SOFR +	4.75%	8.36%	5/21/2024	12/21/2028	245,269		243,473	245,269	0.52
Allium Buyer, LLC	(4)(7)(11)	SOFR +	5.00%	8.84%	5/2/2023	5/2/2030	1,564		1,531	1,557	0.00
Anthracite Buyer Inc	(4)(7)(10)	SOFR +	4.50%	8.34%	12/3/2025	12/3/2032	79,838		79,345	79,339	0.17
Cassipoee, SASU	(4)(5)(6)(8)	E +	4.50%	6.52%	2/26/2025	2/26/2032	EUR	160	165	184	0.00
Denali TopCo, LLC	(4)(5)(7)(10)	SOFR +	4.75%	8.59%	8/26/2025	8/26/2032	92,136		91,228	91,475	0.19
Fern Bidco, Ltd.	(4)(5)(6)(8)	S +	5.25%	9.09%	7/1/2024	7/1/2031	GBP	40,356	50,231	53,446	0.11
Fern Bidco, Ltd.	(4)(5)(6)(7)(8)	S +	5.25%	8.97%	7/1/2024	7/1/2031	GBP	4,414	5,484	5,474	0.01
Idemia America Corp.	(6)(10)	SOFR +	4.25%	7.92%	2/2/2024	9/30/2028	985		989	994	0.00
Infostretch Corporation	(4)(10)	SOFR +	5.75%	9.57%	4/1/2022	4/1/2028	176,595		175,272	156,287	0.33
Inovalon Holdings, Inc.	(4)(10)	SOFR +	5.50%	9.67% (incl. 2.75% PIK)	4/11/2025	11/24/2028	1,110,866		1,100,371	1,110,866	2.33
KEN Bidco, Ltd.	(4)(5)(6)(10)	S +	6.00%	10.09% (incl. 2.50% PIK)	5/3/2024	10/14/2028	GBP	14,393	17,779	15,667	0.03
Monterey Financing, S.à r.l.	(4)(6)(8)	CI +	6.00%	7.98%	9/28/2022	9/28/2029	DKK	560,750	72,945	86,023	0.18
Monterey Financing, S.à r.l.	(4)(6)(9)	N +	6.00%	10.14%	9/28/2022	9/28/2029	NOK	599,094	55,059	57,948	0.12
Monterey Financing, S.à r.l.	(4)(6)(8)	ST +	6.00%	7.85%	9/28/2022	9/28/2029	SEK	243,186	21,453	25,754	0.05
Monterey Financing, S.à r.l.	(4)(6)(8)	E +	6.00%	8.03%	9/28/2022	9/28/2029	EUR	110,819	107,062	126,978	0.27
Nephele III, BV	(4)(5)(6)(7)(8)	E +	5.00%	7.00%	3/31/2025	1/14/2032	EUR	267	287	309	0.00
Newfold Digital Holdings Group, Inc.	(10)	SOFR +	3.50%	7.38%	12/8/2025	4/30/2029	36,109		35,063	30,286	0.06
Newfold Digital Holdings Group, Inc.	(10)	SOFR +	3.50%	7.38%	12/8/2025	4/30/2029	6,372		6,188	4,062	0.01
Newfold Digital Holdings Group, Inc.	(10)	SOFR +	5.75%	9.53%	12/8/2025	4/30/2029	2,449		2,357	2,310	0.00
Orion US Finco, Inc.	(6)(8)	SOFR +	3.50%	7.43%	10/10/2025	10/8/2032	39,535		39,341	39,767	0.08
Razor Holdco, LLC	(4)(10)	SOFR +	5.75%	9.67%	10/25/2021	10/25/2027	95,717		95,138	95,717	0.20
Red River Technology, LLC	(4)(5)(11)	SOFR +	6.00%	9.99%	5/26/2021	5/26/2027	144,774		144,184	135,726	0.29
Red River Technology, LLC	(4)(5)(11)	SOFR +	6.00%	9.94%	12/1/2025	11/26/2028	16,220		15,915	15,206	0.03
Redwood Services Group, LLC	(4)(10)	SOFR +	5.25%	8.93%	1/3/2025	6/15/2029	148,075		146,711	148,075	0.31
Redwood Services Group, LLC	(4)(5)(7)(10)	SOFR +	5.25%	8.93%	2/5/2024	6/15/2029	30,094		29,864	30,094	0.06

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
IT Services (continued)
Smartronix, LLC	(8)	SOFR +	4.50%	8.22%	2/7/2025	2/6/2032		$339,715	$332,278	$336,600	0.71%
Smartronix, LLC	(4)(5)(7)(8)	SOFR +	3.50%	7.22%	2/7/2025	2/7/2030	1,368		1,116	1,131	0.00
Turing Holdco, Inc.	(4)(6)(8)	E +	6.00%	8.00% (incl. 2.50% PIK)	10/14/2021	10/14/2028	EUR	17,658	20,154	16,757	0.04
Turing Holdco, Inc.	(4)(6)(8)	E +	6.00%	8.00% (incl. 2.50% PIK)	10/14/2021	10/14/2028	EUR	6,584	7,518	6,248	0.01
Turing Holdco, Inc.	(4)(6)(8)	SOFR +	6.00%	10.10% (incl. 2.50% PIK)	10/14/2021	10/14/2028	6,797		7,024	5,489	0.01
Turing Holdco, Inc.	(4)(6)(8)	SOFR +	6.00%	9.94% (incl. 2.50% PIK)	10/14/2021	10/14/2028	13,669		13,520	11,038	0.02
Turing Holdco, Inc.	(4)(5)(6)(10)	S +	6.00%	10.09% (incl. 2.50% PIK)	5/3/2024	10/14/2028	GBP	24,142	29,816	26,278	0.06
Turing Holdco, Inc.	(4)(5)(6)(10)	SOFR +	6.00%	10.10% (incl. 2.50% PIK)	5/3/2024	10/14/2028	32,136		31,564	25,950	0.05
Victors Purchaser, LLC	(4)(9)	SOFR +	4.50%	8.19%	12/9/2025	12/23/2032	721,584		719,786	719,780	1.51
Victors Purchaser, LLC	(4)(5)(7)(9)	SOFR +	4.50%	8.19%	12/9/2025	12/23/2032	9,072		8,401	8,401	0.02
Virtusa Corp.	(10)	SOFR +	3.25%	6.97%	6/21/2024	2/15/2029	14,713		14,726	14,767	0.03
									3,754,304	3,762,329	7.88
Life Sciences Tools & Services
Bidco Jupiter, Ltd.	(4)(6)(9)	E +	6.25%	8.27% (incl. 6.75% PIK)	8/5/2022	8/27/2029	EUR	6,024	5,986	5,788	0.01
Bidco Jupiter, Ltd.	(4)(6)(10)	SOFR +	6.25%	10.75% (incl. 6.75% PIK)	8/5/2022	8/27/2029	89,698		88,318	74,001	0.16
Cambrex Corp.	(4)(10)	SOFR +	4.50%	8.22%	3/5/2025	3/5/2032	114,674		113,663	113,527	0.24
Cambrex Corp.	(4)(5)(7)(10)	SOFR +	4.50%	8.33%	3/5/2025	3/5/2032	858		650	622	0.00
Creek Parent, Inc.	(4)(7)(10)	SOFR +	5.00%	8.73%	12/17/2024	12/18/2031	132,351		130,092	131,022	0.28
Falcon Parent Holdings, Inc.	(4)(7)(10)	SOFR +	5.00%	8.89%	11/6/2024	11/6/2031	162,151		160,487	160,733	0.34
Parexel International, Inc.	(9)	SOFR +	2.75%	6.47%	12/12/2025	12/12/2031	7,353		7,361	7,387	0.02
PAS Parent, Inc.	(4)(5)(7)(10)	SOFR +	4.50%	8.42%	8/18/2025	8/18/2032	27,343		26,707	26,669	0.06
									533,264	519,749	1.11

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Machinery
Bidco 76 S.p.A.	(4)(6)(8)	E +	4.75%	6.87%	12/11/2024	12/10/2031	EUR	138,245	$143,056	$162,466	0.34%
Chart Industries, Inc.	(6)(9)	SOFR +	2.50%	6.48%	7/2/2024	3/15/2030		$4,713	4,713	4,741	0.01
Cielo Bidco, Ltd.	(4)(5)(6)(8)	S +	4.75%	8.47%	6/30/2025	3/31/2032	GBP	241	327	325	0.00
Cielo Bidco, Ltd.	(4)(5)(6)(8)	E +	4.75%	6.68%	6/30/2025	3/31/2032	EUR	86	101	101	0.00
Cielo Bidco, Ltd.	(4)(5)(6)(8)	SOFR +	4.75%	8.41%	6/30/2025	3/31/2032	1,238		1,227	1,238	0.00
Cielo Bidco, Ltd.	(4)(5)(6)(8)	SOFR +	4.75%	8.62%	6/30/2025	3/31/2032	595		589	595	0.00
Cielo Bidco, Ltd.	(4)(5)(6)(7)(8)	E +	4.75%	6.68%	6/30/2025	3/31/2032	EUR	25	28	29	0.00
Cielo Bidco, Ltd.	(4)(5)(6)(7)(8)	SOFR +	4.75%	8.41%	6/30/2025	3/31/2032	47		41	47	0.00
Crosby US Acquisition Corp.	(9)	SOFR +	3.50%	7.22%	9/16/2024	8/16/2029	308		312	310	0.00
Hobbs & Associates, LLC	(8)	SOFR +	2.75%	6.47%	10/30/2025	7/23/2031	2,494		2,497	2,496	0.01
LSF11 Trinity Bidco, Inc.	(4)(8)	SOFR +	2.50%	6.23%	9/11/2025	6/14/2030	1,050		1,050	1,055	0.00
MHE Intermediate Holdings, LLC	(4)(7)(11)	SOFR +	6.00%	9.99%	7/21/2021	7/21/2027	5,891		5,857	5,780	0.01
MHE Intermediate Holdings, LLC	(4)(5)(11)	SOFR +	6.50%	10.49%	12/20/2022	7/21/2027	229		227	225	0.00
MHE Intermediate Holdings, LLC	(4)(5)(11)	SOFR +	6.25%	10.24%	8/30/2022	7/21/2027	228		226	224	0.00
Pro Mach Group, Inc.	(8)	SOFR +	2.75%	6.47%	10/16/2025	10/16/2032	6,000		6,020	6,045	0.01
SPX Flow, Inc.	(9)	SOFR +	2.75%	6.47%	8/1/2025	4/5/2029	8,651		8,651	8,686	0.02
TK Elevator U.S. Newco, Inc.	(6)(9)	SOFR +	2.75%	6.95%	3/14/2024	4/30/2030	17,320		17,320	17,448	0.04
Victory Buyer, LLC	(9)	SOFR +	3.75%	7.58%	11/19/2021	11/19/2028	25,874		25,775	26,044	0.05
									218,017	237,855	0.49
Marine
Armada Parent, Inc.	(4)(5)(7)(10)	SOFR +	5.25%	9.12%	10/29/2021	10/29/2030	11,222		11,007	11,222	0.02
Armada Parent, Inc.	(4)(10)	SOFR +	5.25%	9.07%	6/9/2025	10/29/2030	226,941		225,352	226,941	0.48
Kattegat Project Bidco, AB	(4)(5)(6)(7)(8)	E +	5.50%	7.52%	3/20/2024	4/7/2031	EUR	51,768	55,004	60,672	0.13
Kattegat Project Bidco, AB	(4)(5)(6)(8)	SOFR +	5.50%	9.19%	3/20/2024	4/7/2031	4,522		4,437	4,522	0.01
									295,800	303,357	0.64

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Media
ABG Intermediate Holdings 2, LLC	(8)	SOFR +	2.25%	5.97%	4/4/2025	2/13/2032		$5,211	$5,085	$5,222	0.01%
Bimini Group Purchaser, Inc.	(4)(10)	SOFR +	4.75%	8.57%	4/26/2024	4/26/2031		281,459	279,191	281,459	0.59
Bimini Group Purchaser, Inc.	(4)(5)(7)(10)	SOFR +	4.75%	8.49%	4/26/2024	4/26/2031		18,039	17,531	15,966	0.03
Bimini Group Purchaser, Inc.	(4)(5)(10)	SOFR +	4.75%	8.62%	4/26/2024	4/26/2031		34,819	34,663	34,819	0.07
McGraw-Hill Education, Inc.	(9)	SOFR +	2.75%	6.47%	9/4/2025	8/6/2031		5,426	5,413	5,478	0.01
Prodege International Holdings, LLC	(4)(10)	SOFR +	5.75%	9.60% PIK	12/17/2025	12/15/2027		198,534	198,534	198,534	0.42
Prodege International Holdings, LLC	(4)(10)	SOFR +	5.75%	9.60% PIK	12/17/2025	12/15/2027		93,114	93,114	93,114	0.20
Prodege International Holdings, LLC	(4)(10)(17)	SOFR +	5.75%	9.60% PIK	12/17/2025	12/15/2027		268,040	134,020	134,020	0.28
									767,551	768,612	1.61
Metals & Mining
SCIH Salt Holdings, Inc.	(10)	SOFR +	2.75%	6.52%	12/4/2025	1/31/2029		15,629	15,614	15,679	0.03
Oil, Gas & Consumable Fuels
Eagle Midstream Canada Finance, Inc.	(4)(6)(10)	SOFR +	5.25%	9.14%	8/30/2024	8/15/2028		28,676	28,536	28,676	0.06
Freeport LNG Investments, LLLP	(9)	SOFR +	3.25%	7.12%	1/15/2025	12/21/2028		33,047	33,047	33,223	0.07
KKR Alberta Midstream Finance, Inc.	(4)(6)(10)	SOFR +	5.25%	9.14%	8/30/2024	8/15/2028		15,599	15,506	15,599	0.03
									77,089	77,498	0.16
Paper & Forest Products
Profile Products, LLC	(4)(10)	SOFR +	5.50%	9.49%	11/12/2021	11/12/2027		61,948	61,611	61,329	0.13
Profile Products, LLC	(4)(5)(7)(10)	P +	4.50%	11.25%	11/12/2021	11/12/2027		6,550	6,458	6,380	0.01
									68,069	67,709	0.14
Pharmaceuticals
Dechra Finance US, LLC	(6)(8)	SOFR +	3.25%	7.20%	12/3/2024	12/3/2031		4,963	5,001	5,005	0.01
Eden Acquisitionco, Ltd.	(4)(5)(6)(7)(10)	SOFR +	5.00%	8.60%	11/2/2023	11/18/2030		110,539	108,497	110,510	0.23
Eden Acquisitionco, Ltd.	(4)(5)(6)(8)	E +	5.00%	7.12%	9/23/2025	11/18/2030	EUR	746	795	877	0.00
Elanco Animal Health, Inc.	(6)(8)	SOFR +	1.75%	5.62%	1/30/2025	10/31/2032		721	722	723	0.00
Galileo Pharma Bidco S.p.A	(4)(5)(6)(7)(8)	E +	5.00%	7.10%	10/7/2025	10/7/2032	EUR	17,886	20,436	20,599	0.04
Gusto Sing Bidco Pte, Ltd.	(4)(5)(6)(7)(10)	BB +	4.75%	8.39%	11/15/2024	11/15/2031	AUD	1,000	645	664	0.00
Opal Bidco, SAS	(6)(8)	SOFR +	3.00%	6.69%	10/29/2025	4/28/2032		50,023	49,748	50,398	0.11
Padagis, LLC	(4)(6)(9)	SOFR +	4.75%	8.95%	7/6/2021	7/6/2028		5,357	5,355	5,075	0.01
Rhea Parent, Inc.	(4)(7)(10)	SOFR +	5.00%	8.67%	12/20/2024	12/20/2030		264,860	262,521	263,247	0.55
									453,720	457,098	0.95

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Professional Services
Accordion Partners, LLC	(4)(7)(10)	SOFR +	5.00%	8.70%	12/17/2025	11/15/2031		$54,923	$54,627	$54,625	0.11%
AG Group Holdings, Inc.	(9)	SOFR +	4.25%	8.07%	12/29/2021	12/29/2028		5,596	5,583	5,072	0.01
ALKU, LLC	(4)(10)	SOFR +	6.25%	9.92%	5/23/2023	5/23/2029		54,298	53,548	53,755	0.11
ALKU, LLC	(4)(10)	SOFR +	5.50%	9.17%	2/21/2024	5/23/2029		4,913	4,849	4,777	0.01
Alpine Intel Intermediate 2, LLC	(4)(5)(7)(10)	SOFR +	4.50%	8.64%	8/28/2024	1/31/2028		3,161	3,012	3,161	0.01
Apex Companies, LLC	(4)(11)	SOFR +	5.00%	8.84%	1/31/2023	1/31/2030		1,958	1,927	1,958	0.00
Apex Companies, LLC	(4)(11)	SOFR +	5.00%	8.82%	8/28/2024	1/31/2030		10,841	10,720	10,841	0.02
Apex Companies, LLC	(4)(5)(7)(11)	SOFR +	5.00%	8.82%	8/28/2024	1/31/2030		7,242	6,786	7,101	0.01
Artisan Acquisitionco, Ltd.	(4)(6)(8)	SOFR +	4.75%	8.42%	9/23/2024	9/30/2031		447,361	440,017	446,243	0.94
Ascensus Group Holdings, Inc.	(9)	SOFR +	3.00%	6.72%	12/13/2024	11/24/2032		40,493	40,416	40,502	0.09
Baker Tilly Advisory Group, LP	(4)(10)	SOFR +	4.75%	8.47%	6/3/2024	6/3/2031		201,004	198,671	201,004	0.42
Baker Tilly Advisory Group, LP	(4)(7)(10)	SOFR +	4.25%	7.97%	6/3/2024	6/3/2031		279,531	275,850	278,577	0.59
Cast & Crew Payroll, LLC	(9)	SOFR +	3.75%	7.47%	12/30/2021	12/29/2028		11,452	11,392	6,916	0.01
CFGI Holdings, LLC	(4)(7)(10)	SOFR +	4.50%	8.22%	11/2/2021	11/2/2027		18,076	17,844	17,677	0.04
Chartwell Cumming Holding, Corp.	(4)(11)	SOFR +	4.75%	8.47%	5/26/2021	11/16/2029		251,371	249,815	251,371	0.53
Chartwell Cumming Holding, Corp.	(4)(5)(7)(11)	SOFR +	4.75%	8.47%	11/18/2022	11/16/2029		20,632	20,187	20,632	0.04
Chartwell Cumming Holding, Corp.	(4)(11)	SOFR +	4.75%	8.47%	2/14/2025	11/16/2029		33,240	32,968	33,240	0.07
Chartwell Cumming Holding, Corp.	(4)(5)(11)	SOFR +	4.75%	8.47%	10/7/2025	11/16/2029		19,359	19,268	19,359	0.04
Cisive Holdings Corp.	(4)(7)(11)	SOFR +	5.75%	9.42%	12/8/2021	12/8/2030		33,259	33,150	32,505	0.07
Claims Automation Intermediate 2, LLC	(4)(10)	SOFR +	4.50%	8.23%	12/16/2021	12/16/2027		43,998	43,712	43,998	0.09
Claims Automation Intermediate 2, LLC	(4)(10)	SOFR +	4.50%	8.64%	12/16/2021	12/16/2027		67,664	67,223	67,664	0.14
Clearview Buyer, Inc.	(4)(7)(10)	SOFR +	4.50%	8.27%	8/26/2021	8/31/2029		116,975	116,289	116,975	0.25
CohnReznick Advisory, LLC	(7)(8)	SOFR +	3.50%	7.17%	3/26/2025	3/31/2032		15,619	15,538	15,744	0.03
CRCI Longhorn Holdings, Inc.	(4)(7)(10)	SOFR +	4.75%	8.47%	8/27/2024	8/27/2031		63,506	62,836	63,415	0.13
Denali Intermediate Holdings, Inc.	(4)(5)(6)(7)(10)	SOFR +	5.50%	9.23%	8/26/2025	8/26/2032		49,718	49,200	49,171	0.10
DTI Holdco, Inc.	(7)(10)	SOFR +	4.00%	7.72%	2/12/2025	4/26/2029		22,071	21,916	19,150	0.04
East River Bidco, GmbH	(4)(6)(7)(8)	E +	5.25%	7.27%	3/26/2025	3/26/2032	EUR	97	103	112	0.00

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Professional Services (continued)
Eisner Advisory Group, LLC	(9)	SOFR +	4.00%	7.72%	2/28/2024	2/28/2031		$3,800	$3,794	$3,831	0.01%
Eliassen Group, LLC	(4)(10)	SOFR +	5.75%	9.42%	4/14/2022	4/14/2028		66,370	65,999	64,711	0.14
EP Purchaser, LLC	(9)	SOFR +	3.50%	7.44%	11/4/2021	11/6/2028		9,352	9,257	6,729	0.01
First Advantage Holdings, LLC	(8)	SOFR +	2.75%	6.47%	7/24/2025	10/31/2031		5,323	5,343	5,277	0.01
G&A Partners Holding Company II, LLC	(4)(10)	SOFR +	5.00%	8.82%	3/1/2024	3/3/2031		66,887	65,939	66,887	0.14
G&A Partners Holding Company II, LLC	(4)(10)	SOFR +	5.00%	8.82%	5/6/2025	3/3/2031		41,122	40,940	41,122	0.09
G&A Partners Holding Company II, LLC	(4)(5)(7)(10)	SOFR +	5.00%	8.67%	5/6/2025	3/3/2031		9,456	9,280	9,324	0.02
Genuine Financial Holdings, LLC	(8)	SOFR +	3.25%	6.97%	2/5/2025	9/27/2030		8,880	8,902	7,566	0.02
Grant Thornton Advisors, LLC	(8)	SOFR +	3.00%	6.72%	5/22/2025	6/2/2031		3,990	3,990	4,011	0.01
Grant Thornton Advisors, LLC	(8)	SOFR +	2.75%	6.47%	8/22/2025	6/2/2031		7,471	7,466	7,495	0.02
Guidehouse, Inc.	(4)(10)	SOFR +	4.75%	8.47%	10/15/2021	12/16/2030		1,254,937	1,247,730	1,254,937	2.64
IG Investments Holdings, LLC	(4)(7)(10)	SOFR +	5.00%	8.84%	11/1/2024	9/22/2028		577,367	573,536	577,367	1.21
Inmar, Inc.	(8)	SOFR +	4.50%	8.34%	6/26/2025	10/30/2031		24,688	24,723	24,442	0.05
King Bidco S.P.E.C.	(4)(5)(6)(7)(8)	E +	5.25%	7.25%	6/26/2025	6/26/2032	EUR	175	201	201	0.00
Kwor Acquisition, Inc.	(4)(5)(11)	SOFR +	6.25%	11.07% (incl. 5.25% PIK)	2/28/2025	2/28/2030		6,453	6,452	6,452	0.01
Kwor Acquisition, Inc.	(4)(5)(7)(11)	SOFR +	5.25%	9.07%	2/28/2025	2/28/2030		87	15	87	0.00
Lereta, LLC	(10)	SOFR +	5.25%	9.08%	7/30/2021	7/30/2028		28,560	28,455	26,395	0.06
Mantech International, CP	(4)(7)(10)	SOFR +	4.50%	8.29%	12/1/2025	9/14/2029		885,948	876,597	885,575	1.86
Mercury Bidco Globe, Limited	(4)(5)(6)(7)(8)	S +	6.00%	9.97%	1/18/2024	1/31/2031	GBP	92,467	115,887	124,641	0.26
Mercury Bidco Globe, Limited	(4)(5)(6)(9)	SOFR +	6.00%	9.84%	1/30/2024	1/31/2031		7,655	7,192	7,655	0.02
Minotaur Acquisition, Inc.	(4)(7)(11)	SOFR +	5.00%	8.72%	5/10/2024	5/10/2030		113,384	111,568	113,384	0.24
Minotaur Acquisition, Inc.	(4)(5)(11)	SOFR +	5.00%	8.82%	5/10/2024	5/10/2030		16,516	16,273	16,516	0.03
MPG Parent Holdings, LLC	(4)(11)	SOFR +	5.00%	8.99%	1/8/2024	1/8/2030		17,938	17,696	17,938	0.04
MPG Parent Holdings, LLC	(4)(5)(7)(11)	SOFR +	5.00%	8.87%	1/8/2024	1/8/2030		5,482	5,357	5,482	0.01
NDT Global Holding, Inc.	(4)(6)(7)(9)	SOFR +	4.50%	8.22%	6/3/2025	6/4/2032		54,508	53,863	54,407	0.11

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Professional Services (continued)
Oxford Global Resources, Inc.	(4)(11)	SOFR +	6.00%	9.84%	8/17/2021	8/17/2027	$91,917	$91,419	$91,917	0.19%
Oxford Global Resources, Inc.	(4)(5)(7)(11)	SOFR +	6.00%	9.82%	8/17/2021	8/17/2027	8,639	8,554	8,639	0.02
Oxford Global Resources, Inc.	(4)(5)(9)	SOFR +	6.00%	10.21%	6/6/2024	8/17/2027	9,824	9,679	9,824	0.02
Pavion Corp.	(4)(10)	SOFR +	6.00%	9.84%	10/30/2023	10/30/2030	114,402	112,840	114,402	0.24
Pavion Corp.	(4)(5)(10)	SOFR +	5.75%	9.47%	10/30/2023	10/30/2030	24,120	23,816	24,120	0.05
Petrus Buyer, Inc.	(4)(10)	SOFR +	4.75%	8.64%	10/17/2022	10/17/2029	46,377	45,624	46,377	0.10
Petrus Buyer, Inc.	(4)(5)(7)(10)	SOFR +	4.75%	8.59%	2/26/2025	10/17/2029	12,190	12,059	12,190	0.03
Plano HoldCo, Inc.	(8)	SOFR +	3.50%	7.17%	12/11/2024	10/1/2031	993	1,008	965	0.00
Polyconcept Investments, BV	(10)	SOFR +	5.50%	9.17%	5/20/2022	5/18/2029	24,041	23,808	22,719	0.05
Sedgwick Claims Management Services, Inc.	(8)	SOFR +	2.50%	6.22%	2/24/2023	7/31/2031	9,609	9,582	9,650	0.02
STV Group, Inc.	(4)(7)(10)	SOFR +	4.75%	8.47%	3/20/2024	3/20/2031	57,807	56,656	57,639	0.12
Teneo Holdings, LLC	(4)(7)(9)	SOFR +	4.75%	8.47%	7/31/2025	7/31/2032	635,821	628,994	634,909	1.33
The North Highland Co, LLC	(4)(10)	SOFR +	4.75%	8.47%	12/20/2024	12/20/2031	91,417	90,656	89,817	0.19
The North Highland Co, LLC	(4)(5)(7)(10)	SOFR +	4.75%	8.47%	12/20/2024	12/20/2030	3,550	3,193	2,929	0.01
Thevelia US, LLC	(6)(9)	SOFR +	3.00%	6.67%	7/29/2024	6/18/2029	33,435	33,435	33,606	0.07
Trinity Air Consultants Holdings Corp.	(4)(10)	SOFR +	4.50%	8.44%	6/29/2021	6/29/2029	43,242	43,083	43,242	0.09
Trinity Air Consultants Holdings Corp.	(4)(7)(10)	SOFR +	4.50%	8.50%	6/29/2021	6/29/2029	78,128	77,182	77,806	0.16
Trinity Air Consultants Holdings Corp.	(4)(10)	SOFR +	4.50%	8.48%	10/17/2025	6/29/2029	189,552	187,764	189,552	0.40
Trinity Partners Holdings, LLC	(4)(7)(11)(18)	SOFR +	5.24%	9.06%	12/21/2021	12/31/2030	416,995	413,257	416,995	0.88
TTF Lower Intermediate, LLC	(7)(8)	SOFR +	3.75%	7.79%	7/18/2024	7/18/2031	28,070	26,239	22,427	0.05
Victors CCC Buyer, LLC	(4)(7)(10)	SOFR +	4.75%	8.48%	6/1/2022	6/1/2029	149,569	147,979	149,569	0.31
West Monroe Partners, LLC	(4)(10)	SOFR +	4.75%	8.48%	11/9/2021	11/8/2028	707,851	702,276	700,772	1.47
West Monroe Partners, LLC	(4)(7)(10)	SOFR +	4.75%	8.48%	12/18/2024	11/8/2028	24,194	23,556	22,538	0.05
West Monroe Partners, LLC	(4)(5)(10)	SOFR +	4.75%	8.48%	9/15/2025	11/8/2028	995	986	985	0.00
YA Intermediate Holdings II, LLC	(4)(10)	SOFR +	5.00%	8.85%	10/1/2024	10/1/2031	43,861	43,551	43,642	0.09
YA Intermediate Holdings II, LLC	(4)(5)(7)(10)	SOFR +	5.00%	8.69%	10/1/2024	10/1/2031	5,239	5,082	5,098	0.01
								7,986,180	8,030,306	16.86

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Real Estate Management & Development
Castle Management Borrower, LLC	(4)(7)(11)	SOFR +	5.50%	9.17%	11/3/2023	11/5/2029		$32,667	$32,100	$32,464	0.07%
Community Management Holdings Midco 2, LLC	(4)(10)	SOFR +	4.75%	8.60%	11/1/2024	11/1/2031	55,052		54,364	55,052	0.12
Community Management Holdings Midco 2, LLC	(4)(5)(7)(10)	SOFR +	4.75%	8.60%	11/1/2024	11/1/2031	14,739		14,347	14,739	0.03
Community Management Holdings Midco 2, LLC	(4)(5)(10)	SOFR +	4.75%	8.44%	7/8/2025	11/1/2031	31,615		31,321	31,615	0.07
Cushman & Wakefield US Borrower, LLC	(6)(9)	SOFR +	2.50%	6.22%	9/26/2025	1/31/2030	6,315		6,315	6,386	0.01
Cushman & Wakefield US Borrower, LLC	(6)(9)	SOFR +	2.75%	6.47%	7/16/2025	1/31/2030	1,359		1,359	1,369	0.00
Neptune BidCo, SAS	(4)(5)(6)(7)(8)	E +	5.00%	7.07%	3/28/2024	4/1/2031	EUR	8,205	8,715	9,661	0.02
Odevo, AB	(4)(5)(6)(8)	ST +	5.25%	7.21%	10/31/2024	12/31/2030	SEK	573,028	51,770	62,242	0.13
Odevo, AB	(4)(5)(6)(8)	E +	5.25%	7.36%	10/31/2024	12/31/2030	EUR	1,177	1,227	1,384	0.00
Odevo, AB	(4)(5)(6)(8)	S +	5.25%	9.22%	10/31/2024	12/31/2030	GBP	26,751	33,753	36,060	0.08
Odevo, AB	(4)(6)(8)	SOFR +	5.25%	8.96%	10/31/2024	12/31/2030	136,798		136,233	136,798	0.29
Odevo, AB	(4)(5)(6)(7)(8)	E +	5.25%	7.36%	11/28/2024	12/31/2030	EUR	73,816	77,579	86,749	0.18
Odevo, AB	(4)(5)(6)(8)	SOFR +	5.25%	8.96%	6/30/2025	12/31/2030	61,545		59,369	61,545	0.13
Odevo, AB	(4)(5)(6)(8)	S +	5.25%	9.22%	9/12/2025	12/31/2030	GBP	22,220	26,842	29,952	0.06
Phoenix Strategy S.à r.l.	(4)(6)(8)	S +	2.75%	6.74%	10/2/2024	10/2/2028	GBP	53,099	69,767	71,575	0.15
Phoenix Strategy S.à r.l.	(4)(6)(8)	E +	2.75%	4.80%	10/2/2024	10/2/2028	EUR	50,089	53,756	58,864	0.12
Phoenix Strategy S.à r.l.	(4)(6)(8)	E +	2.75%	4.80%	10/2/2024	10/2/2028	EUR	140,261	153,543	164,834	0.35
									812,360	861,289	1.81
Semiconductors & Semiconductor Equipment
Altar Bidco, Inc.	(9)	SOFR +	3.10%	6.78%	4/7/2025	2/1/2029	11,428		11,291	11,327	0.02
Software
Abacus Holdco 2, Oy	(4)(5)(6)(7)(8)	E +	4.50%	6.51%	10/11/2024	10/10/2031	EUR	838	906	985	0.00
Accelya US, Inc.	(6)(8)	SOFR +	5.25%	8.92%	9/29/2025	9/29/2032	26,667		26,149	26,583	0.06
Acumatica Holdings, Inc.	(4)(5)(7)(10)	SOFR +	4.75%	8.42%	7/28/2025	7/28/2032	63,387		62,693	62,648	0.13
AI Titan Parent, Inc.	(4)(7)(10)	SOFR +	4.50%	8.22%	8/29/2024	8/29/2031	115,237		114,125	115,099	0.24
Analytic Partners, LP	(4)(7)(10)	SOFR +	4.50%	8.23%	4/4/2022	4/4/2030	21,033		20,835	21,033	0.04
Analytic Partners, LP	(4)(10)	SOFR +	4.50%	8.23%	12/17/2024	4/4/2030	11,945		11,873	11,945	0.03
Anaplan, Inc.	(4)(7)(10)	SOFR +	4.50%	8.32%	5/20/2025	6/21/2029	627,051		621,384	626,092	1.31
Aptean, Inc.	(4)(10)	SOFR +	4.75%	8.57%	1/29/2024	1/30/2031	71,552		71,231	71,552	0.15
Aptean, Inc.	(4)(5)(7)(10)	SOFR +	4.75%	8.57%	1/29/2024	1/30/2031	1,341		1,291	1,341	0.00
Armstrong Bidco, Limited	(4)(6)(8)	S +	5.25%	8.97%	6/2/2022	6/28/2029	GBP	478,945	576,429	632,682	1.33
Arnhem BidCo, GmbH	(4)(6)(7)(8)	E +	4.50%	6.52%	9/18/2024	9/30/2031	EUR	243,252	267,434	285,870	0.60

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Software (continued)
Articulate Global, LLC	(4)(5)(7)(9)	SOFR +	4.25%	8.12%	10/24/2025	10/24/2032		$52,720	$52,435	$52,427	0.11%
Auctane, Inc.	(4)(10)	SOFR +	5.75%	9.58%	10/5/2021	10/5/2028		834,891	828,309	822,368	1.73
Auctane, Inc.	(4)(5)(10)	SOFR +	5.75%	9.58%	12/14/2021	10/5/2028		9,819	9,740	9,672	0.02
AuditBoard, Inc.	(4)(10)	SOFR +	4.50%	8.24%	7/12/2024	7/12/2031		80,730	80,092	80,730	0.17
AuditBoard, Inc.	(4)(10)	SOFR +	4.50%	8.24%	7/12/2024	7/12/2031		38,443	38,139	38,443	0.08
AuditBoard, Inc.	(4)(7)(10)	SOFR +	4.50%	8.24%	12/10/2025	7/12/2031		15,377	15,142	15,262	0.03
Avalara, Inc.	(8)	SOFR +	2.75%	6.42%	9/12/2025	3/26/2032		1,990	1,990	2,001	0.00
Azurite Intermediate Holdings, Inc.	(4)(7)(10)	SOFR +	6.00%	9.72%	3/19/2024	3/19/2031		61,560	60,796	61,532	0.13
Banyan Software Holdings, LLC	(4)(11)	SOFR +	5.50%	9.22%	1/2/2025	1/2/2031		53,717	53,269	53,583	0.11
Banyan Software Holdings, LLC	(4)(5)(11)	SOFR +	5.50%	9.22%	1/2/2025	1/2/2031		28,814	28,574	28,742	0.06
Banyan Software Holdings, LLC	(4)(5)(7)(11)	SOFR +	5.25%	8.98%	10/7/2025	1/2/2031		7,873	7,787	7,526	0.02
Banyan Software Holdings, LLC	(4)(5)(11)	SOFR +	5.50%	9.22%	1/2/2025	1/2/2031		10,173	10,084	10,148	0.02
Bayshore Intermediate #2, LP	(4)(10)	SOFR +	5.50%	9.19% (incl. 3.00% PIK)	9/19/2025	10/2/2028		326,677	326,377	326,677	0.69
Bayshore Intermediate #2, LP	(4)(5)(7)(10)	SOFR +	5.00%	8.69%	11/8/2024	10/1/2027		6,730	6,654	6,730	0.01
Bending Spoons US, Inc.	(6)(11)	SOFR +	5.25%	9.03%	2/19/2025	3/7/2031		91,360	90,310	89,190	0.19
BlueCat Networks USA, Inc.	(4)(10)	SOFR +	5.75%	9.48%	8/8/2022	8/8/2028		69,846	69,262	69,147	0.15
BlueCat Networks USA, Inc.	(4)(10)	SOFR +	5.75%	9.48%	8/8/2022	8/8/2028		12,321	12,219	12,198	0.03
BlueCat Networks USA, Inc.	(4)(5)(10)	SOFR +	5.75%	9.48%	8/8/2022	8/8/2028		8,473	8,412	8,388	0.02
BlueCat Networks USA, Inc.	(4)(10)	SOFR +	5.75%	9.48%	10/25/2024	8/8/2028		56,687	56,109	56,120	0.12
Bluefin Holding, LLC	(4)(7)(11)	SOFR +	4.25%	7.98%	9/12/2023	9/12/2029		90,693	89,726	90,693	0.19
Boxer Parent Company, Inc.	(8)	SOFR +	3.00%	6.82%	1/24/2025	7/30/2031		21,767	21,566	21,736	0.05
Brave Parent Holdings, Inc.	(4)(7)(10)	SOFR +	4.25%	7.97%	10/17/2025	11/28/2030		495,227	491,544	495,227	1.04
Businessolver.com, Inc.	(4)(7)(10)	SOFR +	4.50%	8.17%	12/3/2025	12/3/2032		28,986	28,556	28,707	0.06
Caribou Bidco, Ltd.	(4)(5)(6)(8)	S +	5.00%	9.22%	7/2/2024	2/1/2029	GBP	221,441	281,780	298,491	0.63
CDK Global, Inc.	(8)	SOFR +	3.25%	6.92%	5/16/2024	7/6/2029		4,923	4,923	4,186	0.01
Cloud Software Group, Inc.	(8)	SOFR +	3.25%	6.92%	8/7/2025	3/21/2031		7,058	6,971	7,075	0.01
Cloud Software Group, Inc.	(8)	SOFR +	3.25%	6.92%	8/7/2025	8/13/2032		13,931	13,931	13,965	0.03
Cloudera, Inc.	(9)	SOFR +	3.75%	7.57%	10/8/2021	10/8/2028		34,711	34,517	33,349	0.07

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Software (continued)
Confine Visual Bidco	(4)(6)(8)	SOFR +	5.75%	9.43%	2/23/2022	2/23/2029		$257,960	$254,506	$206,368	0.43%
Confine Visual Bidco	(4)(6)(8)	SOFR +	5.75%	9.43%	3/11/2022	2/23/2029		6,159	6,073	4,927	0.01
Confluence Technologies, Inc.	(4)(5)(9)	SOFR +	5.00%	8.85%	2/14/2025	7/30/2028		19,938	19,476	19,639	0.04
Conga Corp.	(10)	SOFR +	3.50%	7.34%	8/8/2024	5/8/2028		11,365	11,365	11,365	0.02
Connatix Buyer, Inc.	(4)(10)	SOFR +	5.50%	9.70%	7/14/2021	7/14/2027		105,629	105,090	104,045	0.22
Connatix Buyer, Inc.	(4)(5)(7)(10)	SOFR +	5.50%	9.70%	7/14/2021	7/14/2027		7,169	7,086	6,925	0.01
Connatix Buyer, Inc.	(4)(5)(10)	SOFR +	5.50%	9.70%	10/9/2024	7/14/2027		5,196	5,138	5,118	0.01
Connatix Buyer, Inc.	(4)(5)(7)(10)	SOFR +	5.50%	9.70%	10/9/2024	7/14/2027		2,318	2,229	2,248	0.00
Cornerstone OnDemand, Inc.	(9)	SOFR +	3.75%	7.58%	10/15/2021	10/16/2028		26,589	26,544	24,508	0.05
Cornerstone OnDemand, Inc.	(4)(11)	SOFR +	6.00%	9.72%	9/7/2023	10/16/2028		34,125	33,554	33,272	0.07
Coupa Software, Inc.	(4)(6)(7)(10)	SOFR +	5.25%	9.09%	2/27/2023	2/27/2030		1,809	1,779	1,810	0.00
Crewline Buyer, Inc.	(4)(7)(11)	SOFR +	6.75%	10.59%	11/8/2023	11/8/2030		122,658	120,308	122,658	0.26
Databricks, Inc.	(4)(7)(8)	SOFR +	4.50%	8.27%	1/3/2025	1/3/2031		525,000	522,800	525,000	1.10
Dawn Bidco, LLC	(8)	SOFR +	3.00%	7.00%	10/14/2025	10/7/2032		5,000	4,975	4,991	0.01
Delta Topco, Inc.	(8)	SOFR +	2.75%	6.58%	5/1/2024	11/30/2029		103,348	103,135	102,985	0.22
Denali Bidco, Ltd.	(4)(5)(6)(7)(8)	S +	5.00%	8.72%	9/5/2025	9/5/2031	GBP	19,440	24,564	26,069	0.05
Denali Bidco, Ltd.	(4)(5)(6)(8)	E +	5.00%	7.02%	9/5/2025	9/5/2031	EUR	15,443	17,519	18,058	0.04
Denali Bidco, Ltd.	(4)(5)(6)(8)	E +	5.00%	7.02%	9/5/2025	9/5/2031	EUR	5,845	6,317	6,835	0.01
Diligent Corp.	(4)(7)(10)	SOFR +	5.00%	8.82%	4/30/2024	8/2/2030		181,293	180,146	181,043	0.38
Diligent Corp.	(4)(10)	SOFR +	5.00%	8.82%	4/30/2024	8/2/2030		29,736	29,615	29,736	0.06
Discovery Education, Inc.	(4)(10)	SOFR +	6.75%	10.71% (incl. 5.85% PIK)	4/7/2022	4/9/2029		612,424	608,138	509,843	1.07
Discovery Education, Inc.	(4)(5)(7)(10)	SOFR +	5.75%	9.71%	4/7/2022	4/9/2029		35,027	34,536	26,226	0.06
Discovery Education, Inc.	(4)(5)(10)	SOFR +	6.75%	10.61% (incl. 5.80% PIK)	10/3/2023	4/9/2029		68,902	68,399	57,361	0.12
Doit International, Ltd.	(4)(7)(11)	SOFR +	4.50%	8.32%	11/25/2024	11/26/2029		66,211	64,729	65,711	0.14
Dropbox, Inc.	(4)(6)(7)(10)(18)	SOFR +	4.91%	8.65%	12/11/2024	12/11/2029		746,785	738,040	736,804	1.55
Eagan Parent, Inc.	(4)(5)(7)(9)	SOFR +	4.50%	8.24%	9/6/2025	9/8/2032		21,244	21,116	21,163	0.04

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Software (continued)
ECI Macola Max Holding, LLC	(6)(10)	SOFR +	2.75%	6.42%	7/10/2025	5/9/2030		$5,369	$5,369	$5,403	0.01%
Edison Bidco, AS	(4)(5)(6)(7)(8)	E +	5.25%	7.41%	12/18/2024	12/18/2031	EUR	345	353	406	0.00
Elements Finco, Ltd.	(4)(5)(6)(8)	S +	5.50%	9.23% (incl. 2.50% PIK)	3/27/2024	4/29/2031	GBP	69,256	86,047	93,354	0.20
Elements Finco, Ltd.	(4)(5)(6)(8)	SOFR +	5.25%	8.97% (incl. 2.25% PIK)	3/27/2024	4/29/2031	21,630		21,440	21,630	0.05
Elements Finco, Ltd.	(4)(5)(6)(8)	SOFR +	5.00%	8.72%	4/30/2024	4/29/2031	17,609		17,530	17,609	0.04
Elements Finco, Ltd.	(4)(5)(6)(8)	S +	5.50%	9.23% (incl. 2.50% PIK)	11/29/2024	4/29/2031	GBP	12,746	15,827	17,180	0.04
Elements Finco, Ltd.	(4)(5)(6)(8)	S +	5.50%	9.23% (incl. 2.50% PIK)	3/27/2024	4/29/2031	GBP	31,046	38,572	41,848	0.09
Epicor Software Corp.	(10)	SOFR +	2.50%	6.22%	5/30/2024	5/30/2031	5,036		5,024	5,058	0.01
Everbridge Holdings, LLC	(4)(6)(10)	SOFR +	5.00%	8.98%	7/2/2024	7/2/2031	34,467		34,331	34,467	0.07
Everbridge Holdings, LLC	(4)(5)(6)(7)(10)	SOFR +	5.00%	8.98%	7/2/2024	7/2/2031	3,378		3,340	3,378	0.01
EverCommerce Solutions, Inc.	(9)	SOFR +	2.25%	5.97%	10/14/2025	7/7/2031	1,496		1,492	1,502	0.00
Experity, Inc.	(4)(10)	SOFR +	5.00%	8.67% (incl. 2.25% PIK)	7/21/2021	2/24/2030	110,039		109,079	110,039	0.23
Experity, Inc.	(4)(7)(10)	SOFR +	5.00%	8.67% (incl. 2.25% PIK)	2/24/2022	2/24/2030	35,496		34,821	35,295	0.07
Finastra USA, Inc.	(6)(8)	SOFR +	4.00%	7.72%	7/31/2025	9/15/2032	38,396		38,029	37,660	0.08
Flash Charm, Inc.	(10)	SOFR +	3.50%	7.35%	6/11/2024	3/2/2028	42,798		42,798	40,046	0.08
Flexera Software, LLC	(4)(7)(9)	SOFR +	4.75%	8.60%	8/15/2025	8/16/2032	187,380		186,905	187,346	0.39
Flexera Software, LLC	(4)(5)(9)	E +	4.75%	6.68%	8/15/2025	8/16/2032	EUR	56,550	66,015	66,457	0.14
Forterro Group, AB	(4)(6)(8)	ST +	4.75%	6.85%	4/14/2022	7/9/2029	SEK	115,366	10,807	12,531	0.03
Forterro Group, AB	(4)(6)(8)	SA +	4.75%	4.75%	4/14/2022	7/9/2029	CHF	10,860	11,046	13,710	0.03
Forterro Group, AB	(4)(5)(6)(9)	SA +	4.75%	4.75%	7/28/2022	7/9/2029	CHF	3,544	3,587	4,475	0.01
Forterro Group, AB	(4)(6)(8)	E +	4.75%	6.82%	4/14/2022	7/9/2029	EUR	32,512	32,706	38,208	0.08
Forterro Group, AB	(4)(5)(6)(8)	E +	4.75%	6.82%	4/14/2022	7/9/2029	EUR	9,018	9,150	10,598	0.02
Forterro Group, AB	(4)(5)(6)(10)	S +	4.75%	8.48%	7/28/2022	7/9/2029	GBP	12,762	15,233	17,203	0.04
Forterro Group, AB	(4)(5)(6)(7)(8)	E +	4.75%	6.82%	2/27/2025	7/9/2029	EUR	26,703	27,646	31,382	0.07
Gen Digital, Inc.	(6)(9)	SOFR +	1.75%	5.47%	6/5/2024	9/12/2029	10,854		10,774	10,883	0.02
Genesys Cloud Services, Inc.	(8)	SOFR +	2.50%	6.22%	4/3/2025	1/30/2032	3,970		3,905	3,967	0.01

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Software (continued)
Gigamon, Inc.	(4)(10)	SOFR +	5.75%	9.78%	3/11/2022	3/9/2029		$418,408	$414,599	$407,948	0.86%
Gigamon, Inc.	(4)(5)(7)(10)	SOFR +	5.75%	9.81%	3/11/2022	3/10/2028		10,310	10,216	9,665	0.02
Granicus, Inc.	(4)(10)	SOFR +	5.50%	9.09% (incl. 2.00% PIK)	1/17/2024	1/17/2031		30,963	30,752	30,963	0.07
Granicus, Inc.	(4)(5)(7)(10)	SOFR +	5.50%	9.09% (incl. 2.00% PIK)	1/17/2024	1/17/2031		9,101	9,031	9,101	0.02
GS Acquisitionco, Inc.	(4)(5)(11)	SOFR +	5.25%	8.92%	3/26/2024	5/25/2028		11,870	11,840	11,751	0.02
GS Acquisitionco, Inc.	(4)(5)(7)(10)	SOFR +	5.25%	8.92%	3/26/2024	5/25/2028		3,866	3,830	3,753	0.01
Homecare Software Solutions, LLC	(4)(10)	SOFR +	5.55%	9.28% (incl. 2.93% PIK)	6/14/2024	6/16/2031		79,518	78,914	79,120	0.17
Homecare Software Solutions, LLC	(4)(10)	SOFR +	5.55%	9.28% (incl. 2.93% PIK)	6/14/2024	6/16/2031		31,056	30,821	30,900	0.06
Homecare Software Solutions, LLC	(4)(10)	SOFR +	5.55%	9.28% (incl. 2.93% PIK)	9/26/2024	6/16/2031		36,735	36,447	36,552	0.08
HS Purchaser, LLC	(10)	SOFR +	6.00%	9.97%	6/23/2021	5/19/2029		14,036	13,248	12,751	0.03
Icefall Parent, Inc.	(4)(7)(11)	SOFR +	4.50%	8.17%	1/26/2024	1/25/2030		87,841	86,754	87,841	0.18
INK BC Bidco S.p.A.	(4)(6)(7)(8)	E +	5.00%	7.08%	7/17/2025	7/16/2032	EUR	110,134	125,060	127,274	0.27
IQN Holding Corp.	(4)(10)	SOFR +	5.75%	9.42% (incl. 3.13% PIK)	5/2/2022	5/2/2029		46,277	46,072	46,277	0.10
IQN Holding Corp.	(4)(5)(7)(10)	SOFR +	5.25%	8.94%	5/2/2022	5/2/2028		3,603	3,581	3,603	0.01
IQN Holding Corp.	(4)(5)(10)	SOFR +	5.75%	9.42% (incl. 3.13% PIK)	5/16/2025	5/2/2029		5,726	5,726	5,726	0.01
IRI Group Holdings, Inc.	(4)(7)(10)	SOFR +	4.25%	7.97%	4/9/2025	12/1/2029		1,588,161	1,570,390	1,588,161	3.34
Javelin Buyer, Inc.	(6)(8)	SOFR +	2.75%	6.59%	7/24/2025	12/5/2031		2,978	2,994	2,991	0.01
Jeppesen Holdings, LLC	(4)(7)(9)	SOFR +	4.75%	8.59%	10/31/2025	11/1/2032		327,865	325,293	325,279	0.68
JS Parent, Inc.	(4)(7)(10)	SOFR +	4.75%	8.59%	4/24/2024	4/24/2031		80,404	80,069	80,365	0.17
Kaseya, Inc.	(7)(8)	SOFR +	3.00%	6.72%	3/20/2025	3/22/2032		127,443	126,049	127,552	0.27
KnowBe4, Inc.	(8)	SOFR +	3.75%	7.59%	7/22/2025	7/23/2032		30,000	29,929	30,056	0.06
LD Lower Holdings, Inc.	(4)(11)	SOFR +	7.50%	11.27%	2/8/2021	8/9/2027		106,203	106,137	95,052	0.20
Lobos Parent, Inc.	(4)(5)(7)(9)	SOFR +	4.50%	8.17%	9/26/2025	9/26/2032		42,739	42,339	42,366	0.09
LogicMonitor, Inc.	(4)(7)(10)	SOFR +	5.50%	9.34%	11/15/2024	11/19/2031		122,899	121,334	122,043	0.26

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Software (continued)
Magenta Security Holdings, LLC	(5)(11)	SOFR +	6.25%	10.09%	8/14/2024	7/27/2028		$9,724	$9,467	$9,761	0.02%
Magenta Security Holdings, LLC	(5)(10)(18)	SOFR +	6.75%	10.85%	8/14/2024	7/27/2028		27,581	26,684	21,030	0.04
Magnesium BorrowerCo, Inc.	(4)(10)	S +	4.50%	8.22%	5/19/2022	5/18/2029	GBP	100,050	123,533	134,863	0.28
Magnesium BorrowerCo, Inc.	(4)(10)	SOFR +	4.50%	8.22%	5/19/2022	5/18/2029		1,035,065	1,022,289	1,035,065	2.17
Magnesium BorrowerCo, Inc.	(4)(10)	SOFR +	4.50%	8.22%	3/21/2024	5/18/2029		28,970	28,737	28,970	0.06
Mandolin Technology Intermediate Holdings, Inc.	(4)(9)	SOFR +	3.75%	7.57%	7/30/2021	7/31/2028		75,168	74,751	65,772	0.14
Mandolin Technology Intermediate Holdings, Inc.	(4)(9)	SOFR +	6.25%	10.07%	6/9/2023	7/31/2028		61,425	60,255	57,740	0.12
Mandolin Technology Intermediate Holdings, Inc.	(4)(5)(7)(8)	SOFR +	3.75%	7.44%	2/14/2025	4/30/2028		3,535	3,513	3,157	0.01
Maverick Bidco, Inc.	(4)(5)(7)(10)	SOFR +	4.75%	8.54%	12/2/2025	12/2/2031		352,976	351,684	351,563	0.74
McAfee Corp.	(6)(9)	SOFR +	3.00%	6.72%	5/31/2024	3/1/2029		31,409	31,314	29,089	0.06
Medallia, Inc.	(4)(10)	SOFR +	6.00%	9.70%	10/28/2021	10/29/2028		898,944	892,583	698,929	1.47
Medallia, Inc.	(4)(10)	SOFR +	6.00%	9.70%	8/16/2022	10/29/2028		221,763	219,910	172,421	0.36
Mitnick Purchaser, Inc.	(9)(18)	SOFR +	4.75%	8.69%	5/2/2022	5/2/2029		11,497	11,470	7,515	0.02
ML Holdco, LLC	(4)(5)(7)(11)	SOFR +	4.50%	8.37%	10/24/2025	10/24/2032		67,867	67,494	67,483	0.14
MRI Software, LLC	(4)(11)	SOFR +	4.75%	8.42%	1/7/2021	2/10/2028		204,606	203,651	204,606	0.43
MRI Software, LLC	(4)(7)(11)	SOFR +	4.75%	8.42%	8/27/2024	2/10/2028		29,257	29,025	28,441	0.06
MRI Software, LLC	(4)(11)	SOFR +	4.75%	8.42%	1/7/2021	2/10/2028		34,363	34,369	34,363	0.07
MRI Software, LLC	(4)(5)(7)(9)	SOFR +	4.75%	8.42%	10/2/2025	2/10/2028		1,704	1,669	1,704	0.00
NAVEX TopCo, Inc.	(4)(7)(10)	SOFR +	5.00%	8.91%	10/14/2025	10/14/2032		221,611	219,260	221,318	0.46
Nintex Topco, Limited	(4)(6)(8)	SOFR +	6.00%	9.83% (incl. 1.50% PIK)	11/12/2021	11/13/2028		681,242	675,829	606,306	1.27
Noble Midco 3, Ltd.	(4)(5)(6)(7)(10)	SOFR +	4.75%	8.42%	6/10/2024	6/24/2031		39,181	38,876	39,181	0.08
Noble Midco 3, Ltd.	(4)(5)(6)(7)(10)	SOFR +	4.75%	8.42%	6/10/2024	12/10/2030		452	371	407	0.00
OEConnection, LLC	(4)(7)(9)	SOFR +	4.50%	8.19%	12/23/2025	12/23/2032		31,437	31,210	31,210	0.07
OMEGA II AB	(4)(5)(6)(7)(8)	ST +	4.75%	6.62%	6/11/2025	6/17/2032	SEK	635,618	65,641	68,648	0.14

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Software (continued)
Optimizely North America, Inc.	(4)(5)(10)	S +	5.50%	9.22%	10/30/2024	10/30/2031	GBP	2,119	$2,726	$2,771	0.01%
Optimizely North America, Inc.	(4)(5)(10)	E +	5.25%	7.15%	10/30/2024	10/30/2031	EUR	7,064	7,608	8,053	0.02
Optimizely North America, Inc.	(4)(5)(7)(10)	SOFR +	5.00%	8.92%	10/30/2024	10/30/2031		$20,134	19,941	19,499	0.04
Optus 1011, GmbH	(4)(5)(6)(8)	E +	5.00%	7.02%	3/7/2025	3/24/2032	EUR	89,943	95,521	104,644	0.22
Optus 1011, GmbH	(4)(5)(6)(7)(8)	E +	5.00%	7.02%	10/24/2025	3/24/2032	EUR	13,798	16,078	15,242	0.03
PDI TA Holdings, Inc.	(4)(10)	SOFR +	5.50%	9.34%	2/1/2024	2/3/2031	87,074		86,245	87,074	0.18
PDI TA Holdings, Inc.	(4)(5)(7)(10)	SOFR +	5.50%	9.34%	2/1/2024	2/3/2031	5,130		5,054	5,130	0.01
Perforce Software, Inc.	(9)	SOFR +	4.75%	8.47%	3/22/2024	3/25/2031	19,700		19,626	16,725	0.04
Perforce Software, Inc.	(8)	SOFR +	4.75%	8.47%	12/18/2024	7/2/2029	18,242		18,022	16,418	0.03
Project Alpha Intermediate Holding, Inc.	(9)	SOFR +	3.25%	6.92%	5/14/2024	10/26/2030	70,143		70,143	70,113	0.15
Project Leopard Holdings, Inc.	(9)	SOFR +	5.25%	9.19%	7/20/2022	7/20/2029	131,871		128,002	114,110	0.24
Project Leopard Holdings, Inc.	(4)(5)(7)(8)	SOFR +	4.25%	8.14%	7/20/2022	7/20/2027	13,509		13,514	10,389	0.02
Proofpoint, Inc.	(9)	SOFR +	3.00%	6.67%	5/28/2024	8/31/2028	5,484		5,479	5,521	0.01
QBS Parent, Inc.	(4)(5)(7)(10)	SOFR +	4.50%	8.17%	6/3/2025	6/3/2032	77,286		76,953	77,286	0.16
QBS Parent, Inc.	(4)(5)(7)(10)	SOFR +	4.50%	8.22%	11/7/2024	6/3/2032	997		949	997	0.00
Quartz Acquireco, LLC	(4)(8)	SOFR +	2.25%	5.92%	4/11/2025	6/28/2030	3,101		3,068	3,101	0.01
Rally Buyer, Inc.	(4)(10)	SOFR +	6.25%	9.97% (incl. 3.50% PIK)	7/19/2022	7/19/2029	145,308		143,951	131,504	0.28
Rally Buyer, Inc.	(4)(5)(7)(10)	SOFR +	5.75%	9.42%	7/19/2022	7/19/2029	10,372		10,192	8,686	0.02
Relativity ODA, LLC	(4)(7)(11)	SOFR +	4.50%	8.22%	5/12/2021	5/12/2029	37,640		37,602	37,524	0.08
Rocket Software, Inc.	(9)	SOFR +	3.75%	7.47%	10/5/2023	11/28/2028	44,664		44,317	44,710	0.09
Scorpio BidCo SAS	(4)(5)(6)(7)(8)	E +	5.75%	7.77%	4/3/2024	4/30/2031	EUR	37,234	39,683	43,672	0.09
Seven Bidco, SASU	(4)(5)(6)(7)(8)	E +	4.50%	6.57%	8/29/2025	8/27/2032	EUR	210,485	244,619	245,912	0.52
Severin Acquisition, LLC	(4)(7)(10)	SOFR +	4.75%	8.47% (incl. 2.25% PIK)	10/1/2024	10/1/2031	348,366		345,042	348,366	0.73
Skopima Consilio Parent, LLC	(9)	SOFR +	3.75%	7.47%	12/18/2024	5/12/2028	25,268		25,036	23,152	0.05
Skylark UK Debtco, Ltd.	(4)(5)(6)(7)(8)	S +	4.50%	6.57%	11/25/2025	12/8/2032	GBP	12,751	16,990	17,187	0.04
Skylark UK Debtco, Ltd.	(4)(5)(6)(8)	E +	4.50%	6.57%	11/25/2025	12/8/2032	EUR	5,751	6,694	6,759	0.01
Skylark UK Debtco, Ltd.	(4)(5)(6)(8)	SOFR +	4.50%	8.38%	11/25/2025	12/8/2032	24,898		24,898	24,898	0.05

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Software (continued)
Solis Midco, SAS	(4)(5)(6)(7)(8)	E +	4.75%	6.85%	10/8/2025	10/8/2032	EUR	313	$357	$361	0.00%
Sophos Holdings, LLC	(6)(8)	SOFR +	3.50%	7.33%	1/7/2021	3/5/2027		$12,450	12,458	12,473	0.03
Sovos Compliance, LLC	(8)	SOFR +	3.25%	6.97%	7/24/2025	8/13/2029	13,653		13,616	13,709	0.03
Spaceship Purchaser, Inc.	(4)(7)(10)(18)	SOFR +	4.67%	8.34%	9/5/2025	10/17/2031	624,424		623,634	623,467	1.31
Spitfire Parent, Inc.	(4)(11)	E +	5.50%	7.40%	3/8/2021	3/11/2027	EUR	18,623	22,390	21,666	0.05
Spitfire Parent, Inc.	(4)(11)	SOFR +	5.50%	9.32%	3/9/2021	3/11/2027	84,366		84,013	83,523	0.18
Spitfire Parent, Inc.	(4)(11)	SOFR +	5.50%	9.32%	3/9/2021	3/11/2027	31,152		31,143	30,840	0.06
Starlight Parent, LLC	(8)	SOFR +	4.00%	7.70%	7/2/2025	4/16/2032	49,875		49,145	49,906	0.10
Tango Bidco, SAS	(4)(5)(6)(8)	E +	5.25%	7.28%	10/17/2024	10/17/2031	EUR	69,197	74,046	80,914	0.17
Tango Bidco, SAS	(4)(5)(6)(7)(8)	E +	5.25%	7.28%	10/17/2024	10/17/2031	EUR	18,953	20,812	22,073	0.05
Tegra118 Wealth Solutions, Inc.	(8)	SOFR +	4.00%	7.89%	1/7/2021	2/18/2027	6,722		6,714	6,661	0.01
Themis Solutions, Inc.	(4)(5)(6)(7)(10)	SOFR +	5.50%	9.22% (incl. 3.75% PIK)	10/29/2025	10/29/2032	130,682		128,422	127,984	0.27
Three Rivers Buyer, Inc	(4)(5)(7)(10)	SOFR +	4.75%	8.59%	10/31/2025	11/3/2031	15,200		14,959	14,953	0.03
TravelPerk, Inc.	(4)(6)(8)		11.50%	11.50% PIK	5/2/2024	5/2/2029	50,792		48,830	49,903	0.10
Tricentis Operations Holdings, Inc.	(4)(7)(11)	SOFR +	6.25%	10.09% (incl. 4.88% PIK)	2/11/2025	2/11/2032	137,384		135,958	137,086	0.29
Triple Lift, Inc.	(4)(7)(10)	SOFR +	5.75%	9.59%	5/6/2021	5/5/2028	43,058		42,675	38,183	0.08
Triple Lift, Inc.	(4)(10)	SOFR +	5.75%	9.59%	3/18/2022	5/5/2028	25,258		25,065	23,111	0.05
UKG, Inc.	(8)	SOFR +	2.50%	6.34%	10/14/2025	2/9/2031	1,995		1,990	1,999	0.00
Varicent Parent Holdings Corp.	(4)(7)(10)	SOFR +	6.25%	9.92% (incl. 3.38% PIK)	8/23/2024	8/23/2031	104,346		103,041	102,987	0.22
Vision Solutions, Inc.	(10)	SOFR +	4.00%	8.10%	10/25/2021	4/24/2028	53,180		52,462	49,630	0.10
VS Buyer, LLC	(7)(8)	SOFR +	2.25%	6.09%	7/25/2025	4/12/2031	6,271		5,547	6,258	0.01
WPEngine, Inc.	(4)(7)(10)	SOFR +	5.75%	9.45%	8/14/2023	8/14/2029	81,400		79,781	81,156	0.17
XPLOR T1, LLC	(4)(8)	SOFR +	3.50%	7.29%	12/1/2025	12/1/2032	34,563		34,563	34,650	0.07
Zendesk, Inc.	(4)(7)(10)	SOFR +	5.00%	8.69%	7/23/2024	11/22/2028	1,061,197		1,046,704	1,061,196	2.24
Zodiac Purchaser, LLC	(8)	SOFR +	3.50%	7.22%	4/3/2025	2/14/2032	7,980		7,857	7,964	0.02
Zorro Bidco, Ltd.	(4)(5)(6)(7)(8)	S +	4.65%	8.62%	8/13/2024	8/13/2031	GBP	72,147	90,677	96,170	0.20
Zorro Bidco, Ltd.	(4)(5)(6)(8)	S +	4.65%	8.62%	1/30/2025	8/13/2031	GBP	7,896	9,738	10,537	0.02
Zorro Bidco, Ltd.	(4)(5)(6)(8)	ST +	4.65%	6.66%	2/6/2025	8/13/2031	SEK	108,262	9,858	11,642	0.02
									20,171,985	19,843,563	41.67

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Specialty Retail
CustomInk, LLC	(4)(11)(18)	SOFR +	5.98%	9.83%	1/7/2021	5/3/2028	$39,625	$39,576	$39,625	0.08%
EG America, LLC	(6)(8)	SOFR +	3.50%	7.32%	7/18/2025	2/7/2028	11,973	11,973	12,034	0.03
Hoya Midco, LLC	(6)(9)	SOFR +	2.25%	6.09%	2/5/2025	2/3/2029	8,712	8,712	5,053	0.01
Mavis Tire Express Services Topco, Corp.	(10)	SOFR +	3.00%	6.72%	1/17/2025	5/4/2028	27,419	27,419	27,550	0.06
Mavis Tire Express Services Topco, Corp.	(4)(7)(10)	SOFR +	3.25%	7.09%	1/17/2025	5/4/2028	3,600	3,573	3,569	0.01
StubHub Holdco Sub, LLC	(8)	SOFR +	4.75%	8.47%	3/15/2024	3/15/2030	5,882	5,886	5,841	0.01
								97,139	93,672	0.20
Technology Hardware, Storage & Peripherals
Lytx, Inc.	(4)(11)	SOFR +	5.00%	8.83%	6/13/2024	2/28/2028	75,139	75,171	75,139	0.16
Trading Companies & Distributors
FCG Acquisitions, Inc.	(9)	SOFR +	3.25%	6.97%	2/11/2025	3/31/2028	22,466	22,466	22,583	0.05
Hillman Group, Inc.	(6)(9)	SOFR +	2.00%	5.73%	7/14/2021	7/14/2028	6,338	6,345	6,371	0.01
Icebox Holdco III, Inc.	(9)	SOFR +	3.25%	6.92%	12/22/2021	12/22/2031	15,462	15,437	15,622	0.03
Paramount Global Surfaces, Inc.	(4)(11)	SOFR +	6.00%	9.82% (incl. 4.98% PIK)	4/30/2021	12/31/2028	83,340	82,899	62,088	0.13
Red Fox CD Acquisition Corp.	(4)(11)	SOFR +	6.00%	9.67%	3/4/2024	3/4/2030	107,214	105,491	107,214	0.23
Red Fox CD Acquisition Corp.	(4)(5)(7)(11)	SOFR +	6.00%	9.67%	5/31/2024	3/4/2030	16,949	16,240	16,949	0.04
White Cap Buyer, LLC	(8)	SOFR +	3.25%	6.97%	6/13/2024	10/19/2029	14,347	14,322	14,422	0.03
Windsor Holdings III, LLC	(8)	SOFR +	2.75%	6.47%	3/21/2025	8/1/2030	13,236	13,169	13,284	0.03
								276,369	258,533	0.55

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Transportation Infrastructure
Apple Bidco, LLC	(8)	SOFR +	2.50%	6.22%	2/21/2025	9/23/2031		$496	$488	$499	0.00%
Capstone Acquisition Holdings, Inc.	(4)(11)	SOFR +	4.50%	8.32%	8/29/2024	11/13/2029		94,929	94,545	94,929	0.20
Capstone Acquisition Holdings, Inc.	(4)(5)(11)	SOFR +	4.50%	8.32%	8/29/2024	11/13/2029		8,261	8,212	8,261	0.02
Enstructure, LLC	(4)(7)(9)	SOFR +	4.50%	8.24%	8/15/2025	8/15/2032		452,038	448,200	451,412	0.95
Frontline Road Safety, LLC	(4)(5)(7)(8)	SOFR +	4.75%	8.47% (incl. 2.00% PIK)	3/4/2025	3/4/2032		24,243	23,801	24,053	0.05
Frontline Road Safety, LLC	(4)(8)	SOFR +	4.75%	8.47% (incl. 2.00% PIK)	3/4/2025	3/4/2032		82,641	81,927	82,228	0.17
Frontline Road Safety, LLC	(4)(5)(8)	SOFR +	4.75%	8.47% (incl. 2.00% PIK)	5/15/2025	3/4/2032		25,682	25,564	25,553	0.05
Frontline Road Safety, LLC	(4)(8)	SOFR +	4.75%	8.47% (incl. 2.00% PIK)	12/31/2025	3/4/2032		15,213	15,061	15,137	0.03
Frontline Road Safety, LLC	(4)(5)(7)(8)	SOFR +	4.75%	8.47% (incl. 2.00% PIK)	9/26/2025	3/4/2032		11,348	11,293	11,202	0.02
Helix TS, LLC	(4)(10)	SOFR +	5.00%	8.67%	8/4/2021	8/4/2030		99,361	98,474	98,368	0.21
Helix TS, LLC	(4)(10)	SOFR +	5.00%	8.67%	8/4/2021	8/4/2030		117,282	116,306	116,109	0.24
Helix TS, LLC	(4)(10)	SOFR +	5.00%	8.67%	12/22/2023	8/4/2030		13,621	13,435	13,485	0.03
Helix TS, LLC	(4)(5)(10)	SOFR +	5.00%	8.67%	12/14/2022	8/4/2030		5,288	5,276	5,235	0.01
Helix TS, LLC	(4)(5)(7)(10)	SOFR +	5.00%	8.67%	10/21/2025	8/4/2030		66,103	65,296	65,083	0.14
Italian Motorway Holdings S.à r.l	(4)(6)(8)	E +	5.25%	7.38%	4/28/2022	4/28/2029	EUR	236,429	245,511	277,850	0.58
Roadsafe Holdings, Inc.	(4)(11)	SOFR +	5.75%	9.63%	4/19/2021	10/19/2027		70,775	70,333	68,298	0.14
Roadsafe Holdings, Inc.	(4)(11)	SOFR +	5.75%	9.65%	1/31/2022	10/19/2027		75,355	75,028	72,718	0.15
Roadsafe Holdings, Inc.	(4)(11)	SOFR +	5.75%	9.65%	4/19/2021	10/19/2027		54,074	54,031	52,182	0.11
Roadsafe Holdings, Inc.	(4)(5)(11)	P +	4.75%	11.50%	9/11/2024	10/19/2027		4,290	4,243	4,140	0.01
Safety Borrower Holdings, LP	(4)(11)	SOFR +	4.75%	8.47%	12/19/2025	12/19/2032		68,451	68,174	68,451	0.14
Safety Borrower Holdings, LP	(4)(5)(7)(11)	P +	3.75%	10.50%	9/1/2021	12/19/2032		333	291	267	0.00
Sam Holding Co, Inc.	(4)(11)	SOFR +	5.50%	9.42%	9/24/2021	9/24/2027		145,540	144,703	145,540	0.31
Sam Holding Co, Inc.	(4)(11)	SOFR +	5.50%	9.46%	9/19/2023	9/24/2027		62,560	62,021	62,560	0.13
Sam Holding Co, Inc.	(4)(11)	SOFR +	5.50%	9.54%	9/19/2023	9/24/2027		39,394	39,050	39,394	0.08
Sam Holding Co, Inc.	(4)(11)	SOFR +	5.50%	9.54%	9/24/2021	9/24/2027		45,165	44,920	45,165	0.09
Sam Holding Co, Inc.	(4)(7)(11)	SOFR +	5.50%	9.46%	9/5/2024	9/24/2027		47,637	47,254	47,637	0.10
Sam Holding Co, Inc.	(4)(5)(7)(11)	SOFR +	5.50%	9.29%	11/5/2025	9/24/2027		8,800	8,540	8,800	0.02
TRP Infrastructure Services, LLC	(4)(11)	SOFR +	5.50%	9.49%	7/9/2021	7/9/2027		70,737	70,379	70,560	0.15
TRP Infrastructure Services, LLC	(4)(7)(11)	SOFR +	5.50%	9.44%	12/2/2024	7/9/2027		41,612	41,385	41,502	0.09
TRP Infrastructure Services, LLC	(4)(5)(7)(11)	SOFR +	5.50%	9.53%	9/9/2025	7/9/2027		20,568	20,200	20,398	0.04
									2,003,941	2,037,016	4.26

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Wireless Telecommunication Services
CCI Buyer, Inc.	(4)(7)(10)	SOFR +	5.00%	8.67%	5/13/2025	5/13/2032	$115,602	$114,490	$114,957	0.24%
CyrusOne Revolving Warehouse	(4)(5)(6)(7)(8)	SOFR +	2.95%	6.67%	7/12/2024	7/2/2027	161,381	160,839	161,381	0.34
SBA Senior Finance II, LLC	(6)(8)	SOFR +	1.75%	5.47%	6/16/2025	1/25/2031	2,782	2,788	2,796	0.01
								278,117	279,134	0.59
Total First Lien Debt - non-controlled/non-affiliated								73,554,269	73,049,201	153.28
First Lien Debt - non-controlled/affiliated
Aerospace & Defense
Align Precision Group, LLC	(4)(5)(11)(16)	SOFR +	6.75%	10.42% PIK	7/3/2025	7/3/2030	22,716	22,717	22,717	0.05
Align Precision Group, LLC	(4)(5)(7)(11)(16)	SOFR +	6.75%	10.42% PIK	7/3/2025	7/3/2030	3,552	3,535	3,552	0.01
								26,252	26,269	0.06
Media
DMS Purchaser, LLC	(4)(5)(6)(14)(16)	SOFR +	7.50%	11.42% (incl. 6.50% PIK)	2/24/2025	2/28/2030	6,449	6,449	6,449	0.01
Total First Lien Debt - non-controlled/affiliated								32,701	32,718	0.07
First Lien Debt - controlled/affiliated
Chemicals
Pigments Services, Inc.	(4)(6)(14)(16)(17)	SOFR +	8.25%	12.07% PIK	4/14/2023	4/14/2029	26,214	15,191	0	0.00
Pigments Services, Inc.	(4)(6)(14)(16)(17)	SOFR +	8.25%	12.07% PIK	4/14/2023	4/14/2029	12,800	11,573	7,100	0.01
								26,764	7,100	0.01
Insurance
CFCo, LLC (Benefytt Technologies, Inc.)	(4)(5)(8)(16)(17)(18)		0.00%	0.00%	9/11/2023	9/13/2038	86,098	12,571	0	0.00
Daylight Beta Parent, LLC (Benefytt Technologies, Inc.)	(4)(5)(8)(16)(17)(18)		10.00%	10.00% PIK	9/11/2023	9/12/2033	60,561	49,530	8,285	0.02
								62,101	8,285	0.02
Oil, Gas & Consumable Fuels
Pibb Member, LLC	(4)(5)(6)(8)(16)		6.41%	6.41%	11/22/2024	12/20/2049	2,150	2,150	2,193	0.00
Professional Services
Material Holdings, LLC	(4)(5)(10)(16)	SOFR +	6.00%	9.77% (incl. 2.25% PIK)	6/14/2024	8/19/2027	238,430	237,306	237,977	0.50
Material Holdings, LLC	(4)(5)(10)(16)(17)	SOFR +	6.00%	9.77% PIK	6/14/2024	8/19/2027	63,789	57,075	0	0.00
Material Holdings, LLC	(4)(5)(7)(10)(16)	SOFR +	6.00%	9.77% PIK	6/14/2024	8/19/2027	8,268	8,251	7,895	0.02
								302,632	245,872	0.52
Total First Lien Debt - controlled/affiliated								393,647	263,450	0.55
Total First Lien Debt								73,980,617	73,345,369	153.90

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

Second Lien Debt
Second Lien Debt - non-controlled/non-affiliated
Aerospace & Defense
Peraton Corp.	(10)	SOFR +	7.75%	11.67%	5/6/2021	2/1/2029		$43,259	$43,009	$34,292	0.07%
Commercial Services & Supplies
DG Investment Intermediate Holdings 2, Inc.	(8)	SOFR +	5.50%	9.22%	7/23/2025	7/31/2033	26,000		25,877	26,098	0.05
OMNIA Partners, LLC	(4)(8)	SOFR +	5.00%	8.86%	5/31/2024	5/31/2032	165,000		164,339	165,000	0.35
OMNIA Partners, LLC	(4)(8)	SOFR +	5.00%	8.86%	10/29/2025	5/31/2032	87,500		87,287	87,500	0.18
									277,503	278,598	0.58
Construction & Engineering
Thermostat Purchaser III, Inc.	(4)(10)	SOFR +	7.25%	11.22%	8/31/2021	8/31/2029	32,725		32,501	32,725	0.07
Health Care Providers & Services
Canadian Hospital Specialties, Ltd.	(4)(6)(8)		8.75%	8.75%	4/15/2021	4/15/2029	CAD	3,800	3,009	2,623	0.01
Hunter UK Bidco, Ltd.	(4)(6)(8)	S +	7.50%	11.47%	8/19/2021	8/19/2029	GBP	65,340	88,208	85,653	0.18
Inizio Group, Ltd.	(4)(6)(8)	SOFR +	7.25%	11.02%	12/31/2021	8/19/2029	15,000		14,822	14,363	0.03
Inizio Group, Ltd.	(4)(5)(6)(8)	SOFR +	7.25%	11.35%	3/31/2022	8/19/2029	10,000		9,877	9,575	0.02
Jayhawk Buyer, LLC	(4)(5)(11)	SOFR +	8.75%	12.69%	5/26/2021	7/16/2028	6,537		6,500	6,161	0.01
									122,416	118,375	0.25
Health Care Technology
Project Ruby Ultimate Parent Corp.	(4)(10)	SOFR +	5.25%	9.08%	10/15/2024	3/10/2029	100,934		100,569	100,682	0.21
Insurance
Alera Group, Inc.	(5)(9)	SOFR +	5.50%	9.22%	5/21/2025	5/30/2033	94,271		93,833	96,392	0.20
SQ ABS Issuer, LLC	(4)(6)(8)		9.65%	9.65%	10/11/2024	10/20/2039	11,620		11,481	11,562	0.02
									105,314	107,954	0.22
Interactive Media & Services
Speedster Bidco, GmbH	(4)(6)(8)	CA +	5.50%	7.76%	12/10/2024	2/13/2032	CAD	681,018	478,150	491,208	1.03
IT Services
Asurion, LLC	(8)	SOFR +	5.25%	9.08%	4/4/2025	1/31/2028	4,167		3,830	4,160	0.01
Dcert Buyer, Inc.	(8)	SOFR +	7.00%	10.72%	2/19/2021	2/19/2029	60,975		61,069	55,182	0.12
Inovalon Holdings, Inc.	(4)(10)	SOFR +	8.50%	12.60% PIK	4/11/2025	11/24/2033	145,532		143,913	141,166	0.30
Orion US Finco, Inc.	(6)(8)	SOFR +	5.50%	9.43%	10/10/2025	10/10/2033	6,000		5,940	6,060	0.01
OT Luxco 2 S.à r.l.	(4)(5)(6)(8)	E +	8.75%	10.85% PIK	10/10/2024	9/30/2029	EUR	23,637	25,661	27,361	0.06
									240,413	233,929	0.50
Life Sciences Tools & Services
Curia Global, Inc.	(4)(10)	SOFR +	10.50%	14.58% PIK	9/1/2021	3/7/2030	51,275		50,854	40,636	0.09

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

Second Lien Debt - non-controlled/non-affiliated (continued)
Machinery
Victory Buyer, LLC	(4)(9)	SOFR +	7.00%	10.83%	11/19/2021	11/19/2029		$24,677	$24,550	$24,677	0.05%
Media
HMH Education, Inc.	(4)(9)	SOFR +	8.50%	12.22%	4/7/2022	4/8/2030	80,500		79,626	68,828	0.14
Pharmaceuticals
Rossini, S.à r.l.	(4)(5)(6)(8)	E +	7.00%	9.19% PIK	4/6/2025	3/30/2030	EUR	26,028	29,573	30,359	0.06
Professional Services
CoreLogic, Inc.	(9)	SOFR +	6.50%	10.33%	6/4/2021	6/4/2029	67,488		67,199	68,219	0.14
Kwor Acquisition, Inc.	(4)(5)(11)	SOFR +	8.00%	11.82% PIK	2/28/2025	2/28/2030	2,268		2,268	2,268	0.00
Sedgwick Claims Management Services, Inc.	(4)(8)	SOFR +	5.00%	8.82%	7/31/2024	7/31/2031	230,000		228,109	230,000	0.48
Thevelia US, LLC	(4)(6)(9)	SOFR +	5.00%	8.67%	6/17/2022	6/17/2032	182,046		178,992	182,046	0.38
									476,568	482,533	1.00
Real Estate Management & Development
Progress Residential PM Holdings, LLC	(4)(8)	SOFR +	4.75%	8.66%	9/11/2025	9/11/2028	101,340		100,432	100,327	0.21
Software
Boxer Parent Company, Inc.	(8)	SOFR +	5.75%	9.47%	7/30/2024	7/30/2032	58,594		58,113	56,639	0.12
CB Nike Holdco, LLC	(4)(11)	SOFR +	7.35%	11.17% PIK	11/25/2024	11/26/2029	230,177		226,627	227,875	0.48
Cloudera, Inc.	(9)	SOFR +	6.00%	9.82%	10/8/2021	10/8/2029	66,697		66,435	58,460	0.12
Delta Topco, Inc.	(8)	SOFR +	5.25%	9.09%	5/1/2024	12/1/2030	131,602		130,846	130,053	0.27
Denali Holdco, Ltd.	(4)(5)(6)(8)		9.80%	9.80% PIK	9/5/2025	9/5/2032	EUR	5,140	5,967	5,980	0.01
Denali Holdco, Ltd.	(4)(5)(6)(8)		11.20%	11.20% PIK	9/5/2025	9/5/2032	GBP	2,972	3,976	3,966	0.01
Flash Charm, Inc.	(8)	SOFR +	6.75%	10.75%	3/2/2021	3/2/2029	27,051		26,915	23,805	0.05
IGT Holding II, AB	(4)(6)(8)	SOFR +	6.15%	10.19% PIK	8/13/2024	8/29/2033	135,874		133,798	135,874	0.29

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

Second Lien Debt - non-controlled/non-affiliated (continued)
Software (continued)
INK BC Bidco S.p.A.	(4)(6)(8)	E +	8.25%	10.33% PIK	7/17/2025	7/16/2033	EUR	14,283	$16,250	$16,533	0.03%
INK BC Bidco S.p.A.	(4)(6)(8)	E +	8.25%	10.33% PIK	11/12/2025	7/17/2033	EUR	11,234	12,766	13,004	0.03
Kaseya, Inc.	(8)	SOFR +	5.00%	8.72%	3/20/2025	3/20/2033		$125,000	123,986	122,656	0.26
Mandolin Technology Intermediate Holdings, Inc.	(4)(9)	SOFR +	6.50%	10.50% (incl. 6.50% PIK)	7/30/2021	7/30/2029	33,551		33,352	28,518	0.06
Project Alpha Intermediate Holding, Inc.	(9)	SOFR +	5.00%	8.67%	11/21/2024	11/21/2032	49,542		49,315	47,638	0.10
Proofpoint, Inc.	(4)(5)(8)	E +	5.75%	7.77%	12/8/2025	12/8/2033	EUR	26,552	30,666	30,892	0.06
Proofpoint, Inc.	(4)(5)(8)	SOFR +	5.75%	9.52%	12/8/2025	12/8/2033	41,706		41,293	41,289	0.09
Solis Midco, SAS	(4)(5)(6)(8)	E +	7.75%	9.85% PIK	10/8/2025	10/8/2033	EUR	104	119	120	0.00
Teamsystem Holdco 3 SpA	(4)(5)(6)(8)	E +	5.75%	7.78%	7/7/2025	7/7/2033	EUR	41,546	48,237	48,337	0.10
Vision Solutions, Inc.	(10)	SOFR +	7.25%	11.35%	4/23/2021	4/23/2029	41,439		41,307	39,367	0.08
									1,049,968	1,031,006	2.16
Trading Companies & Distributors
BCPE Empire Holdings, Inc.	(4)(5)(11)	SOFR +	5.25%	9.07%	4/4/2025	12/31/2031	72,514		71,546	72,151	0.15
Icebox Holdco III, Inc.	(9)	SOFR +	6.50%	10.17%	12/22/2021	12/21/2029	14,000		13,890	14,257	0.03
									85,436	86,408	0.18
Total Second Lien Debt - non-controlled/non-affiliated									3,296,882	3,262,537	6.82
Total Second Lien Debt									3,296,882	3,262,537	6.82
Unsecured Debt
Unsecured Debt - non-controlled/non-affiliated
Biotechnology
AbbVie, Inc.	(6)(8)		4.80%	4.80%	9/10/2024	3/15/2029	1,000		1,023	1,025	0.00
Amgen, Inc.	(6)(8)		5.15%	5.15%	9/10/2024	3/2/2028	1,000		1,019	1,024	0.00
Biogen, Inc.	(5)(6)(8)		2.25%	2.25%	9/10/2024	5/1/2030	1,000		919	919	0.00
Gilead Sciences, Inc.	(5)(6)(8)		1.65%	1.65%	9/10/2024	10/1/2030	1,000		894	896	0.00
Regeneron Pharmaceuticals, Inc.	(5)(6)(8)		1.75%	1.75%	9/10/2024	9/15/2030	1,000		896	893	0.00
									4,751	4,757	0.00

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

Unsecured Debt - non-controlled/non-affiliated (continued)
Health Care Equipment & Supplies
Abbott Laboratories	(5)(6)(8)	1.40%	1.40%	9/10/2024	6/30/2030		$1,000	$906	$895	0.00%
Alcon Finance Corp.	(5)(6)(8)	2.60%	2.60%	9/10/2024	5/27/2030		1,000	934	931	0.00
Becton Dickinson & Co.	(6)(8)	5.08%	5.08%	9/10/2024	6/7/2029		1,000	1,026	1,028	0.00
Boston Scientific Corp.	(5)(6)(8)	2.65%	2.65%	9/10/2024	6/1/2030		1,000	941	942	0.00
								3,807	3,796	0.00
Health Care Technology
Healthcomp Holding Company, LLC	(4)(5)(8)	13.75%	13.75% PIK	11/8/2023	11/7/2031		24,303	23,892	22,480	0.05
IT Services
Evergreen Services Group PIK Holdco, LLC	(4)(5)(8)	12.75%	12.75% PIK	9/19/2025	4/5/2031		30,330	29,767	29,721	0.07
Evergreen Services Group PIK Holdco, LLC	(4)(5)(8)	12.75%	12.75% PIK	9/19/2025	4/5/2031		5,727	5,617	5,613	0.01
								35,384	35,334	0.08
Life Sciences Tools & Services
Thermo Fisher Scientific, Inc.	(6)(8)	5.00%	5.00%	9/10/2024	1/31/2029		1,000	1,027	1,030	0.00
Pharmaceuticals
Astrazeneca Finance, LLC	(6)(8)	4.85%	4.85%	9/10/2024	2/26/2029		1,000	1,024	1,027	0.00
Bristol-Myers Squibb, Co.	(6)(8)	4.90%	4.90%	9/10/2024	2/22/2029		1,000	1,025	1,029	0.00
Eli Lilly & Co.	(6)(8)	4.20%	4.20%	9/10/2024	8/14/2029		1,000	1,009	1,011	0.00
GlaxoSmithKline Capital PLC	(6)(8)	3.38%	3.38%	9/10/2024	6/1/2029		1,000	981	983	0.00
Johnson & Johnson	(6)(8)	4.80%	4.80%	9/10/2024	6/1/2029		1,000	1,032	1,033	0.00
Merck & Co, Inc.	(6)(8)	4.30%	4.30%	9/10/2024	5/17/2030		1,000	1,013	1,011	0.00
Novartis Capital Corp.	(5)(6)(8)	2.20%	2.20%	9/10/2024	8/14/2030		1,000	931	925	0.00
Novo Nordisk Finance Netherlands, BV	(6)(8)	3.13%	3.13%	9/10/2024	1/21/2029	EUR	1,000	1,114	1,192	0.00
Pfizer, Inc.	(5)(6)(8)	1.70%	1.70%	9/10/2024	5/28/2030		1,000	910	907	0.00
Roche Holdings, Inc.	(6)(8)	4.20%	4.20%	9/10/2024	9/9/2029		1,000	1,007	1,007	0.00
Takeda Pharmaceutical Co, Ltd.	(6)(8)	2.05%	2.05%	9/10/2024	3/31/2030		1,000	916	914	0.00
Teva Pharmaceutical Finance Netherlands III, BV	(6)(8)	3.15%	3.15%	9/10/2024	10/1/2026		1,000	985	991	0.00
								11,947	12,030	0.00
Total Unsecured Debt - non-controlled/non-affiliated								80,808	79,427	0.13
Total Unsecured Debt								80,808	79,427	0.13

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

Structured Finance Obligations
Structured Finance Obligations - Debt Instruments - non-controlled/non-affiliated
Capital Markets
Lloyds Bank PLC	(4)(6)(8)	S +	5.25%	9.22%	12/10/2025	2/18/2035	GBP	22,000	$29,449	$29,655	0.06%
Financial Services
1988 CLO 3, Ltd. - Class ER	(4)(6)(8)	SOFR +	6.25%	10.15%	10/7/2025	10/15/2040		$2,000	2,000	2,015	0.00
522 Funding CLO 2020-6, Ltd. - Class ER	(4)(6)(8)	SOFR +	6.50%	11.08%	11/9/2021	10/23/2034		3,000	3,000	2,856	0.01
Allegro CLO VIII-S Ltd - Class E2	(4)(6)(8)	SOFR +	8.00%	12.32%	10/3/2024	10/15/2037		2,000	2,000	2,030	0.00
Allegro CLO XVIII Ltd - Class E2	(4)(6)(8)	SOFR +	7.50%	11.82%	10/30/2024	1/25/2038		2,225	2,225	2,228	0.00
Apidos CLO XXV - Class E1R3	(4)(6)(8)	SOFR +	5.35%	9.68%	12/17/2024	1/20/2037		4,000	4,000	4,010	0.01
ARES LI CLO Ltd - Class ER2	(4)(6)(8)	SOFR +	6.25%	10.57%	11/1/2024	10/15/2037		4,000	4,000	4,030	0.01
Ares Loan Funding VIII Ltd - Class E	(4)(6)(8)	SOFR +	5.25%	9.57%	12/19/2024	1/24/2038		3,000	3,000	3,009	0.01
Ares LVI CLO Ltd - Class ER2	(4)(6)(8)	SOFR +	5.35%	9.67%	12/27/2024	1/25/2038		9,000	9,000	9,004	0.02
Ares LX CLO Ltd - Class E	(4)(6)(8)	SOFR +	6.25%	10.84%	5/6/2021	7/18/2034		5,000	4,981	4,974	0.01
Bain Capital Credit CLO 2022-6 Ltd - Class ER	(4)(6)(8)	SOFR +	6.25%	10.58%	10/25/2024	1/22/2038		2,000	2,000	2,010	0.00
Bain Capital Credit CLO 2024-3 Ltd - Class E	(4)(6)(8)	SOFR +	6.25%	10.57%	5/16/2024	7/16/2037		2,500	2,500	2,512	0.01
Bain Capital Credit CLO 2022-1, Ltd - Class E	(4)(6)(8)	SOFR +	7.59%	11.92%	10/9/2025	10/18/2038		5,000	5,000	5,044	0.01
Balboa Bay Loan Funding 2021-2, Ltd. - Class E	(4)(6)(8)	SOFR +	6.60%	11.19%	10/20/2021	1/20/2035		7,000	6,952	6,902	0.01
Balboa Bay Loan Funding 2024-1 Ltd - Class E	(4)(6)(8)	SOFR +	6.25%	10.58%	5/17/2024	7/20/2037		2,300	2,300	2,326	0.00
Barings CLO Ltd 2018-II - Class ER	(4)(6)(8)	SOFR +	6.90%	11.22%	8/9/2024	7/15/2036		4,000	4,000	3,999	0.01
Barings CLO Ltd 2019-IV - Class ER	(4)(6)(8)	SOFR +	6.40%	10.72%	5/13/2024	7/15/2037		5,000	5,000	5,031	0.01
Barings CLO Ltd 2021-III - Class E	(4)(6)(8)	SOFR +	6.65%	11.24%	11/17/2021	1/18/2035		7,200	7,200	6,999	0.02
Barings CLO Ltd 2022-II - Class ER	(4)(6)(8)	SOFR +	6.90%	11.22%	7/2/2024	7/15/2039		5,000	5,000	4,966	0.01
Barings CLO Ltd 2023-IV - Class E	(4)(6)(8)	SOFR +	7.59%	11.92%	12/6/2023	1/20/2037		3,000	2,975	3,011	0.01
Benefit Street Partners CLO XXVI Ltd - Class ER	(4)(6)(8)	SOFR +	6.00%	10.33%	7/3/2024	7/20/2037		3,000	3,000	3,013	0.01

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

Structured Finance Obligations - Debt Instruments - non-controlled/non-affiliated (continued)
Financial Services (continued)
BlueMountain CLO XXIX Ltd - Class ER	(4)(6)(8)	SOFR +	6.86%	11.44%	7/15/2021	7/25/2034	$2,750	$2,703	$2,691	0.01%
Broad River Ltd 2020-1 - Class ER	(4)(6)(8)	SOFR +	6.50%	11.09%	5/17/2021	7/20/2034	7,000	6,960	7,028	0.02
Carlyle US CLO 2018-4, Ltd. - Class E1R	(4)(6)(8)	SOFR +	6.43%	10.75%	7/23/2024	10/17/2037	1,000	973	1,011	0.00
Carlyle US CLO 2018-4, Ltd. - Class E2R	(4)(6)(8)	SOFR +	7.86%	12.18%	7/23/2024	10/17/2037	5,000	5,022	5,120	0.01
Carlyle US CLO 2021-7, LTD. - Class ER	(4)(6)(8)	SOFR +	5.50%	9.82%	3/26/2025	4/15/2040	4,650	4,650	4,685	0.01
Carlyle US CLO 2022-4 Ltd - Class ER	(4)(6)(8)	SOFR +	6.75%	11.07%	7/12/2024	7/25/2036	4,000	4,000	4,019	0.01
Carlyle US CLO 2023-4, Ltd. - Class ER	(4)(6)(8)	SOFR +	5.40%	11.92%	10/20/2025	10/25/2038	6,500	6,500	6,527	0.01
Carlyle US CLO 2023-5 Ltd - Class E	(4)(6)(8)	SOFR +	7.90%	12.21%	11/10/2023	1/27/2036	7,000	6,884	7,030	0.02
Carlyle US CLO 2024-8 Ltd - Class E	(4)(6)(8)	SOFR +	5.50%	9.82%	11/22/2024	1/25/2037	4,000	4,000	4,055	0.01
Carlyle US CLO 2025-1, Ltd. - Class E	(4)(6)(8)	SOFR +	5.70%	10.02%	4/1/2025	4/25/2038	4,000	4,000	4,035	0.01
Carval CLO V-C, Ltd. - Class E	(4)(6)(8)	SOFR +	6.75%	11.33%	11/24/2021	10/15/2034	8,000	7,945	7,915	0.02
Carval CLO VI-C, Ltd. - Class E	(4)(6)(8)	SOFR +	7.33%	11.66%	4/22/2022	4/21/2034	8,750	8,689	8,798	0.02
Carval CLO VIII-C Ltd - Class E2R	(4)(6)(8)	SOFR +	7.60%	11.93%	9/13/2024	10/22/2037	2,000	2,000	2,017	0.00
Carval CLO X-C Ltd - Class E	(4)(6)(8)	SOFR +	6.15%	10.48%	6/13/2024	7/20/2037	3,000	3,000	3,041	0.01
CarVal CLO XI C Ltd - Class E	(4)(6)(8)	SOFR +	6.35%	10.68%	8/14/2024	10/20/2037	3,000	3,000	3,037	0.01
CBAM 2017-1 Ltd - Class ER2	(4)(6)(8)	SOFR +	6.93%	11.26%	11/5/2024	1/20/2038	10,000	9,816	10,152	0.03
CBAM 2018-8 Ltd - Class E1R	(4)(6)(8)	SOFR +	7.40%	11.72%	5/10/2024	7/15/2037	4,000	4,000	4,069	0.01
CBAM 2018-8 Ltd - Class E2R	(4)(6)(8)	SOFR +	6.37%	10.69%	5/10/2024	7/15/2037	1,000	966	1,009	0.00
Dryden 78 CLO Ltd - Class E1R	(4)(6)(8)	SOFR +	7.70%	12.02%	4/4/2024	4/17/2037	4,000	4,000	4,030	0.01
Dryden 78 CLO Ltd - Class E2R	(4)(6)(8)	SOFR +	6.63%	10.95%	4/4/2024	4/17/2037	1,000	980	995	0.00
Dryden 95 CLO, Ltd. - Class E	(4)(6)(8)	SOFR +	6.15%	10.62%	7/29/2021	8/20/2034	7,000	7,000	6,760	0.01

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

Structured Finance Obligations - Debt Instruments - non-controlled/non-affiliated (continued)
Financial Services (continued)
Eaton Vance CLO 2019-1 Ltd - Class ER2	(4)(6)(8)	SOFR +	6.40%	10.72%	5/9/2024	7/15/2037	$5,000	$5,000	$4,962	0.01%
Elmwood CLO 30 Ltd - Class F	(4)(6)(8)	SOFR +	7.25%	11.57%	5/22/2024	7/17/2037	4,500	4,502	4,415	0.01
Elmwood CLO XII, Ltd. - Class FR	(4)(6)(8)	SOFR +	8.75%	13.07%	11/18/2025	10/15/2037	5,000	4,686	4,739	0.01
Fort Washington CLO 2021-2, Ltd. - Class E	(4)(6)(8)	SOFR +	6.61%	11.20%	8/4/2021	10/20/2034	13,000	12,897	12,937	0.04
Galaxy 30 CLO Ltd - Class ER	(4)(6)(8)	SOFR +	5.90%	10.22%	12/9/2024	1/15/2038	5,000	5,000	4,917	0.01
Galaxy 32 CLO Ltd - Class E	(4)(6)(8)	SOFR +	7.33%	11.66%	9/22/2023	10/20/2036	2,140	2,122	2,157	0.00
Galaxy 35 CLO, Ltd. - Class E	(4)(6)(8)	SOFR +	5.00%	9.30%	3/11/2025	4/20/2038	6,001	6,001	5,991	0.01
Galaxy 36 CLO, Ltd. - Class E	(4)(6)(8)	SOFR +	4.90%	8.68%	10/27/2025	10/15/2038	6,500	6,500	6,519	0.01
Goldentree Loan Management US CLO 17, Ltd. - Class FR	(4)(6)(8)	SOFR +	8.00%	12.33%	6/27/2025	1/20/2039	2,500	2,455	2,434	0.01
GoldenTree Loan Management US CLO 23 Ltd - Class F	(4)(6)(8)	SOFR +	7.75%	12.08%	11/26/2024	1/20/2039	3,500	3,474	3,427	0.01
Goldentree Loan Management US CLO 26, Ltd. - Class F	(4)(6)(8)	SOFR +	7.83%	12.10%	7/9/2025	7/20/2038	3,000	2,971	2,965	0.01
Goldentree Loan Management US CLO 15, Ltd.	(4)(6)(8)	SOFR +	5.00%	8.86%	10/14/2025	10/20/2038	7,000	7,000	6,983	0.01
Halseypoint CLO 5, Ltd. - Class E	(4)(6)(8)	SOFR +	6.94%	11.51%	11/19/2021	1/30/2035	9,500	9,368	9,216	0.02
Halseypoint CLO 7, Ltd. - Class ER	(4)(6)(8)	SOFR +	6.59%	10.92%	6/6/2025	7/20/2038	6,900	6,834	6,845	0.01
Harvest US CLO 2025-1, Ltd. - Class E	(4)(6)(8)	SOFR +	5.35%	9.66%	8/13/2025	4/18/2038	3,000	3,016	2,984	0.01
HPS Loan Management 2024-20 Ltd - Class E	(4)(6)(8)	SOFR +	6.20%	10.52%	5/15/2024	7/25/2037	2,921	2,928	2,966	0.01
HPS Loan Management 2025-24 Ltd - Class E	(4)(6)(8)	SOFR +	4.65%	8.97%	3/11/2025	4/25/2038	4,000	4,000	3,946	0.01
Invesco CLO 2022-3 Ltd - Class ER	(4)(6)(8)	SOFR +	6.75%	11.08%	9/30/2024	10/22/2037	3,500	3,486	3,451	0.01
Jamestown CLO XV, Ltd. - Class ER	(4)(6)(8)	SOFR +	7.06%	11.38%	5/28/2024	7/15/2035	3,000	2,974	2,913	0.01

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

Structured Finance Obligations - Debt Instruments - non-controlled/non-affiliated (continued)
Financial Services (continued)
MidOcean Credit CLO XIII Ltd - Class E	(4)(6)(8)	SOFR +	7.80%	12.13%	11/16/2023	1/21/2037	$9,500	$9,179	$9,532	0.02%
MidOcean Credit CLO XIV Ltd - Class E2	(4)(6)(8)	SOFR +	7.40%	11.72%	2/15/2024	4/15/2037	3,500	3,500	3,530	0.01
MidOcean Credit CLO XI Ltd - Class ER2	(4)(6)(8)	SOFR +	6.00%	10.33%	11/25/2024	1/18/2036	2,000	2,000	1,970	0.00
Morgan Stanley Eaton Vance CLO 2023-19A Ltd - Class ER	(4)(6)(8)	SOFR +	6.10%	10.43%	10/16/2024	10/20/2037	2,200	2,200	2,149	0.00
Morgan Stanley Eaton Vance CLO 2023-19, Ltd. - Class ER	(4)(6)(8)	SOFR +	5.50%	9.82%	11/21/2025	7/15/2038	3,000	2,835	2,896	0.01
Neuberger Berman Loan Advisers CLO 30, Ltd. - Class ER2	(4)(6)(8)	SOFR +	5.15%	9.48%	12/23/2024	1/20/2039	3,500	3,500	3,525	0.01
New Mountain CLO 1 Ltd - Class ERR	(4)(6)(8)	SOFR +	5.25%	9.57%	2/7/2025	1/15/2038	2,000	2,000	1,977	0.00
Northwoods Capital XI-B Ltd - Class ER	(4)(6)(8)	SOFR +	7.35%	11.68%	7/3/2024	7/19/2037	3,412	3,360	3,374	0.01
Oaktree CLO 2019-3 Ltd - Class ER2	(4)(6)(8)	SOFR +	6.75%	11.08%	10/24/2024	1/20/2038	5,000	5,000	5,024	0.01
Oaktree CLO 2022-2, Ltd. - Class ER2	(4)(6)(8)	SOFR +	6.40%	10.72%	8/7/2025	10/15/2037	2,500	2,535	2,517	0.01
OCP CLO 2021-22, Ltd. - Class ER	(4)(6)(8)	SOFR +	5.75%	10.08%	10/18/2024	10/20/2037	2,000	2,000	2,013	0.00
OCP CLO 2020-18 Ltd - Class ER2	(4)(6)(8)	SOFR +	6.25%	10.58%	7/30/2024	7/20/2037	1,000	1,000	1,014	0.00
OCP CLO 2017-13 Ltd - Class ER2	(4)(6)(8)	SOFR +	5.90%	10.23%	11/5/2024	11/26/2037	5,000	5,000	5,019	0.01
Octagon 75, Ltd - Class E	(4)(6)(8)	SOFR +	4.95%	9.28%	1/31/2025	1/22/2038	3,000	3,000	2,955	0.01
Octagon Investment Partners 41, Ltd. - Class ER	(4)(6)(8)	SOFR +	7.13%	11.71%	9/24/2021	10/15/2033	2,500	2,492	2,338	0.00
Orion CLO 2024-4 LTD - Class E	(4)(6)(8)	SOFR +	6.00%	10.33%	10/25/2024	10/20/2037	5,000	5,000	5,100	0.01
Palmer Square CLO 2015-1, Ltd. - Class DR4	(4)(6)(8)	SOFR +	6.76%	10.98%	5/25/2021	5/21/2034	2,000	1,934	1,974	0.00
Palmer Square CLO 2023-3 Ltd - Class E	(4)(6)(8)	SOFR +	7.83%	12.16%	11/17/2023	1/20/2037	10,000	9,916	10,002	0.03
Parallel 2020-1 Ltd - Class DR	(4)(6)(8)	SOFR +	6.50%	11.09%	6/14/2021	7/20/2034	3,500	3,445	3,394	0.01
Park Avenue Institutional Advisers CLO Ltd 2022-1 - Class D	(4)(6)(8)	SOFR +	7.29%	11.62%	2/11/2022	4/20/2035	6,000	5,872	5,943	0.01

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

Structured Finance Obligations - Debt Instruments - non-controlled/non-affiliated (continued)
Financial Services (continued)
Pikes Peak CLO 10 - Class ER	(4)(6)(8)	SOFR +	5.90%	10.23%	11/22/2024	1/22/2038	$5,000	$5,000	$5,006	0.01%
Pikes Peak CLO 17 Ltd - Class E	(4)(6)(8)	SOFR +	5.75%	10.07%	11/1/2024	1/15/2038	4,000	4,000	4,038	0.01
Pikes Peak CLO 3 - Class ERR	(4)(6)(8)	SOFR +	6.61%	11.19%	8/13/2021	10/25/2034	3,000	3,009	2,977	0.01
Pikes Peak CLO 8 - Class ER	(4)(6)(8)	SOFR +	5.75%	10.08%	12/19/2024	1/20/2038	1,000	1,000	985	0.00
Pikes Peak CLO 15 2023, Ltd. - Class ER	(4)(6)(8)	SOFR +	5.75%	9.63%	10/10/2025	10/20/2038	5,000	5,000	5,008	0.01
Post CLO 2022-1, Ltd. - Class E	(4)(6)(8)	SOFR +	6.75%	11.08%	2/15/2022	4/20/2035	5,000	4,983	4,946	0.01
Post CLO 2024-1, Ltd. - Class E	(4)(6)(8)	SOFR +	6.80%	11.13%	2/6/2024	4/20/2037	2,500	2,500	2,523	0.01
Post CLO VII, Ltd. - Class E	(4)(6)(8)	SOFR +	5.40%	9.11%	10/30/2025	1/20/2039	4,000	4,000	4,026	0.01
PPM CLO 5, Ltd. - Class E	(4)(6)(8)	SOFR +	6.50%	11.09%	9/17/2021	10/18/2034	4,800	4,800	4,365	0.01
Rad CLO 14, Ltd. - Class E	(4)(6)(8)	SOFR +	6.50%	11.08%	11/2/2021	1/15/2035	6,750	6,750	6,573	0.01
Rad CLO 16 Ltd - Class ER	(4)(6)(8)	SOFR +	6.50%	10.82%	5/3/2024	7/15/2037	5,000	5,000	4,864	0.01
Rad CLO 17 Ltd - Class ER	(4)(6)(8)	SOFR +	6.25%	10.58%	11/5/2024	1/20/2038	5,000	5,000	5,025	0.01
Rad CLO 25 Ltd - Class E	(4)(6)(8)	SOFR +	6.00%	10.33%	5/16/2024	7/20/2037	3,000	3,000	2,973	0.01
Rad CLO 3 Ltd - Class E1R2	(4)(6)(8)	SOFR +	5.88%	10.20%	6/18/2024	7/15/2037	2,715	2,667	2,540	0.01
Rad CLO 3 Ltd - Class E2R2	(4)(6)(8)	SOFR +	7.00%	11.32%	6/18/2024	7/15/2037	2,715	2,715	2,703	0.01
Rad CLO 9 Ltd - Class ER	(4)(6)(8)	SOFR +	5.75%	10.07%	12/19/2024	1/15/2038	3,000	3,000	2,887	0.01
RAD CLO 27 Ltd - Class E	(4)(6)(8)	SOFR +	5.30%	9.62%	1/22/2025	1/15/2038	10,000	10,000	9,898	0.02
RAD CLO 30, Ltd. - Class D	(4)(6)(8)	SOFR +	5.10%	8.77%	8/14/2025	10/15/2038	3,000	3,000	2,973	0.01
Regatta IX Funding Ltd. - Class ER	(4)(6)(8)	SOFR +	6.83%	11.15%	4/10/2024	4/17/2037	3,820	3,898	3,845	0.01
Regatta XXI Funding Ltd - Class ER	(4)(6)(8)	SOFR +	6.25%	10.57%	11/5/2024	10/15/2037	4,000	4,000	4,050	0.01
Sagard-Halseypoint Clo 9, Ltd. - Class E	(4)(6)(8)	SOFR +	5.85%	10.15%	3/31/2025	4/20/2038	5,250	5,200	5,329	0.01
Sound Point CLO XXVII, Ltd. - Class ER	(4)(6)(8)	SOFR +	6.56%	11.14%	10/1/2021	10/25/2034	5,000	4,932	4,450	0.01
Symphony CLO 44 Ltd - Class E	(4)(6)(8)	SOFR +	6.15%	10.47%	5/20/2024	7/14/2037	2,500	2,500	2,529	0.01

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

Structured Finance Obligations - Debt Instruments - non-controlled/non-affiliated (continued)
Financial Services (continued)
Tikehau US CLO VII, Ltd. - Class E	(4)(6)(8)	SOFR +	5.50%	9.77%	8/13/2025	2/25/2038		$3,000	$3,016	$2,962	0.01%
Trinitas CLO XVI Ltd - Class E	(4)(6)(8)	SOFR +	7.00%	11.59%	6/14/2021	7/20/2034	5,000		4,853	4,862	0.01
Vibrant CLO IV-R Ltd - Class E	(4)(6)(8)	SOFR +	7.90%	12.23%	9/19/2024	10/20/2037	1,000		973	1,008	0.00
Vibrant CLO XIII, Ltd - Class ER	(4)(6)(8)	SOFR +	7.59%	11.91%	11/1/2024	1/15/2038	3,250		3,220	3,245	0.01
Voya CLO 2019-4, Ltd. - Class ER	(4)(6)(8)	SOFR +	6.71%	11.29%	12/14/2021	1/15/2035	8,250		8,136	8,208	0.02
Warwick Capital CLO 7, Ltd. - Class E	(4)(6)(8)	SOFR +	5.25%	9.20%	8/15/2025	10/21/2038	5,000		5,000	4,918	0.01
Wellington Management CLO 1, Ltd. - Class ER	(4)(6)(8)	SOFR +	5.50%	9.35%	10/17/2025	10/20/2038	3,000		3,000	2,956	0.01
									472,355	471,678	1.08
Total Structured Finance Obligations - Debt Instruments - non-controlled/non-affiliated									501,804	501,333	1.14
Structured Finance Obligations - Equity Instruments - non-controlled/non-affiliated
Financial Services
Aimco CLO 20, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:		10.88%	11/7/2025	10/16/2038	5,659		5,121	4,788	0.01
Ballyrock CLO 20, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:		9.55%	2/24/2025	10/15/2036	6,000		4,271	3,705	0.01
Ballyrock CLO 23, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:		10.66%	6/26/2025	4/25/2038	5,000		3,388	3,098	0.01
Ballyrock CLO 27, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:		11.08%	5/28/2025	10/25/2037	12,500		9,134	8,192	0.02
Barings CLO, Ltd. Tango - Units	(4)(6)(7)				11/21/2025	11/21/2026	475		475	475	0.00
Birch Grove CLO 11, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:		6.84%	11/15/2024	1/22/2038	11,000		10,847	8,315	0.03
Carlyle Euro CLO 2022-5 DAC - Subordinated Notes	(4)(6)	Estimated Yield:		13.89%	5/16/2025	4/25/2037	EUR	3,736	2,355	2,369	0.00
Carlyle Global Market Strategies Euro CLO 2014-1 DAC - Subordinated Notes	(4)(6)	Estimated Yield:		12.62%	5/2/2025	4/15/2038	EUR	11,473	8,213	8,689	0.02
Carval CLO XIII-C Ltd - Units	(4)(6)(7)				7/22/2025	6/24/2027	3,844		3,844	3,844	0.01
CVC Cordatus Loan Fund XXXIV DAC - Subordinated Notes	(4)(6)	Estimated Yield:		10.55%	2/14/2025	4/20/2038	EUR	3,250	3,130	3,507	0.01

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

Structured Finance Obligations - Equity Instruments - non-controlled/non-affiliated (continued)
Financial Services (continued)
Elmwood CLO 14, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	13.15%	9/10/2025	4/20/2035	$17,381	$8,531	$8,260	0.02%
Elmwood CLO 18, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	5.63%	3/4/2025	7/17/2037	4,000	2,037	1,637	0.00
Elmwood CLO II, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	3.67%	11/21/2024	4/20/2034	8,650	5,577	3,747	0.01
Flatiron CLO 21, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	12.54%	5/5/2025	7/19/2034	3,000	1,923	1,679	0.00
Flatiron CLO 34, Ltd. - Units	(4)(6)(7)			10/23/2025	10/8/2026	500	500	524	0.00
Flatiron RR CLO 30, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	12.08%	3/24/2025	4/15/2038	7,000	5,725	5,694	0.01
Galaxy 34 CLO, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	9.35%	9/26/2024	10/20/2037	20,000	17,036	14,037	0.03
Galaxy 35 CLO, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	11.79%	3/11/2025	4/20/2038	17,490	15,755	14,082	0.03
Galaxy CLO Warehouse 2025-1, Ltd. - Units	(4)(6)(7)			7/11/2025	10/8/2026	12,061	12,061	12,811	0.03
HPS Freshwater Warehouse Parent, Ltd. - Units	(4)(6)(7)			8/8/2025	10/8/2026	5,610	5,610	6,171	0.01
HPS Loan Management 2025-24, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	11.01%	3/11/2025	4/25/2038	10,000	8,565	7,980	0.02
Kennedy Lewis CLO 7, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	9.72%	1/31/2025	4/22/2037	10,000	5,099	3,358	0.01
Kennedy Lewis CLO 15, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	10.05%	5/20/2025	7/20/2037	6,000	3,713	2,956	0.01
MidOcean Credit CLO XIX - Subordinated Notes	(4)(6)	Estimated Yield:	7.14%	6/24/2025	7/20/2036	9,000	6,878	6,729	0.01
MidOcean Credit CLO XV, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	8.61%	5/10/2024	7/21/2037	5,000	3,376	2,706	0.01
New Mountain CLO 6, Ltd. - Class M	(4)(6)			8/23/2024	10/15/2037	1,875	0	288	0.00
New Mountain CLO 6, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	7.75%	8/23/2024	10/15/2037	18,750	15,325	12,812	0.03
New Mountain CLO 7, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	12.34%	8/23/2024	3/31/2038	19,368	16,426	14,466	0.03
New Mountain CLO 8, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	10.26%	10/29/2025	10/20/2038	5,000	4,134	3,732	0.01
New Mountain CLO 8, Ltd. - Class M	(4)(6)			10/29/2025	10/20/2038	500	0	0	0.00

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

Structured Finance Obligations - Equity Instruments - non-controlled/non-affiliated (continued)
Financial Services (continued)
OCP CLO 2022-25, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	10.97%	9/11/2025	7/20/2037	$10	$5,552	$5,570	0.01%
OCP CLO 2020-8R, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	12.65%	11/3/2025	10/17/2038	11,360	3,891	3,911	0.01
Pikes Peak Bravo - Units	(4)(6)(7)			9/15/2025	9/5/2027	1,406	1,406	1,426	0.00
Pikes Peak CLO 10 - Subordinated Notes	(4)(6)	Estimated Yield:	10.60%	12/10/2024	1/22/2038	5,200	3,129	2,765	0.01
Rad CLO 25, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	7.27%	5/16/2024	7/20/2037	5,000	3,985	3,109	0.01
RAD CLO 26, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	9.57%	8/7/2024	10/20/2037	7,180	5,968	4,864	0.01
RAD CLO 27, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	9.55%	12/11/2024	1/15/2038	29,325	26,136	22,063	0.05
Regatta Kilo - Units	(4)(6)(7)			6/13/2025	12/27/2026	4,867	4,867	4,867	0.01
Regatta XXIX Funding, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	10.44%	7/28/2025	9/6/2037	7,500	6,089	5,205	0.01
Signal Peak CLO 11, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	9.99%	6/5/2024	7/18/2037	5,000	4,127	4,009	0.01
Signal Peak CLO 14, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	11.62%	12/20/2024	1/22/2038	26,000	19,877	19,445	0.04
Sixth Street CLO 27, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	9.32%	11/1/2024	1/17/2038	16,500	13,140	11,630	0.02
Sixth Street CLO XXI, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	10.12%	9/12/2024	10/21/2037	8,000	5,490	4,768	0.01
Sixth Street CLO XXII, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	11.78%	8/1/2025	4/22/2125	6,500	4,546	4,406	0.01
Vibrant CLO XVI, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	11.12%	7/26/2024	7/15/2036	12,000	8,175	7,406	0.02
Wellfleet CLO 2025-1, Ltd. - Units	(4)(6)(7)			4/8/2025	4/4/2027	8,220	8,220	8,904	0.02
Whitebox CLO V, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	7.13%	4/3/2025	7/20/2038	20,500	17,632	16,611	0.03
							331,279	301,610	0.67
Total Structured Finance Obligations - Equity Instruments - non-controlled/non-affiliated							331,279	301,610	0.67
Total Structured Finance Obligations - non-controlled/non-affiliated							833,083	802,943	1.81
Total Structured Finance Obligations							833,083	802,943	1.81

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

Equity and other
Equity and other - non-controlled/non-affiliated
Aerospace & Defense
Loar Holdings, Inc. - Common Equity	(6)			4/25/2024		252,279	$3,495	$17,155	0.04%
Micross Topco, Inc. - Common Equity	(4)			3/28/2022		116	125	176	0.00
							3,620	17,331	0.04
Air Freight & Logistics
AGI Group Holdings, LP - Class A-2 Common Units	(4)			6/11/2021		1,674	1,674	2,806	0.01
Mode Holdings, LP - Class A-2 Common Units	(4)			1/7/2021		1,076,923	1,077	323	0.00
Red Griffin ParentCo, LLC - Class A Common Units	(4)			11/27/2024		13,857	58,837	15,867	0.04
							61,588	18,996	0.05
Biotechnology
Axsome Therapeutics, Inc. - Common Stock	(6)			5/6/2025		12,303	1,318	2,247	0.00
Moderna, Inc. - Common Stock	(6)			9/12/2024		12,613	983	372	0.00
							2,301	2,619	0.00
Capital Markets
Resolute Investment Managers, Inc. - Common Equity				12/29/2023		48,476	1,211	132	0.00

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

Equity and other - non-controlled/non-affiliated (continued)
Commercial Services & Supplies
Genstar Neptune Blocker, LLC - Blocker Note	(4)			12/2/2024		159,782	$160	$160	0.00%
Genstar Neptune Blocker, LLC - Blocker Units	(4)			12/2/2024		3,982	6,280	7,365	0.03
Genstar Neptune Blocker, LLC - Class Z Units	(4)			12/2/2024		1,041	1,482	1,758	0.00
GTCR Investors, LP - Class A-1 Common Units	(4)			9/29/2023		893,584	894	1,226	0.00
GTCR/Jupiter Blocker, LLC - Blocker Note	(4)			12/2/2024		115,036	115	115	0.00
GTCR/Jupiter Blocker, LLC - Class Z Units	(4)			12/2/2024		749	1,067	1,266	0.00
Jupiter Ultimate Holdings, LLC - Class A Common Units	(4)			11/8/2024		3	2	2	0.00
Jupiter Ultimate Holdings, LLC - Class B Common Units	(4)			11/8/2024		5,082	3,981	4,153	0.02
Jupiter Ultimate Holdings, LLC - Class C Common Units	(4)			11/8/2024		5,084,731	4,037	5,288	0.02
RC VI Buckeye Holdings, LLC - LLC Units	(4)			1/2/2025		6,589,068	6,589	7,643	0.02
							24,607	28,976	0.09
Distributors
Box Co-Invest Blocker, LLC - (BP Alpha Holdings, LP) - Class A Units	(4)			12/10/2021		3	3,308	0	0.00
Box Co-Invest Blocker, LLC - (BP Alpha Holdings, LP) - Class C Preferred Units	(4)			7/12/2023		1	390	0	0.00
							3,698	0	0.00
Diversified Consumer Services
Cambium Holdings, LLC - Senior Preferred Interest	(4)		11.50%	8/3/2021		29,194,330	28,735	36,496	0.09
DTA, LP - Class A Common Units	(4)			3/25/2024		3,028,272	3,284	4,891	0.01
							32,019	41,387	0.10

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

Equity and other - non-controlled/non-affiliated (continued)
Diversified Telecommunication Services
Point Broadband Holdings, LLC - Class A Common Units	(4)			10/1/2021		12,870	$10,915	$14,027	0.03%
Point Broadband Holdings, LLC - Class B Common Units	(4)			10/1/2021		685,760	1,955	2,222	0.00
Point Broadband Holdings, LLC - Class Additional A Common Units	(4)			3/24/2022		2,766	2,346	3,015	0.01
Point Broadband Holdings, LLC - Class Additional B Common Units	(4)			3/24/2022		147,380	420	478	0.00
							15,636	19,742	0.04
Electrical Equipment
Griffon Aggregator, Ltd. - LP Interest	(4)			7/31/2025		3,272,887	3,273	3,535	0.01
Electronic Equipment, Instruments & Components
NSI Parent, LP - Class A Common Units	(4)			12/23/2024		3,272,884	2,634	2,978	0.01
Spectrum Safety Solutions Purchaser, LLC - Common Equity	(4)(6)			7/1/2024		22,774,695	22,775	26,646	0.06
							25,409	29,624	0.07
Financial Services
Muzinich Enhanced Loan Origination Fund I, LP - LP Interest	(4)(6)(7)(21)			12/8/2025		12,748,800	14,825	14,939	0.03
THL Fund IX Investors (Plymouth II), LP - LP Interest	(4)			8/31/2023		530,344	530	973	0.00
							15,355	15,912	0.03
Health Care Equipment & Supplies
GCX Corporation Group Holdings, L.P. - Class A-2 Units	(4)			9/10/2021		4,853	4,853	2,184	0.00

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

Equity and other - non-controlled/non-affiliated (continued)
Health Care Providers & Services
AVE Holdings I Corp. - Series A-1 Preferred Shares	(4)		11.50%	2/25/2022		12,237,213	$11,870	$7,465	0.02%
CD&R Artemis Holdco 2, Limited - Preferred Shares	(4)(6)		10.00%	8/19/2021		33,000,000	43,662	62,315	0.13
CD&R Ulysses Equity Holdings, LP - Common Shares	(4)(6)			8/19/2021		5,317,524	5,438	3,669	0.01
Jayhawk Holdings, LP - Class A-1 Common Units	(4)			5/26/2021		12,472	2,220	302	0.00
Jayhawk Holdings, LP - Class A-2 Common Units	(4)			5/26/2021		6,716	1,195	162	0.00
Maia Aggregator, LP - Class A Units	(4)			2/1/2022		19,700,000	19,700	18,321	0.04
NC Eve, LP - LP Interest	(4)(6)			2/22/2022		2,500,000	3,398	0	0.00
WHCG Purchaser, Inc. - Class A Common Units	(4)			8/2/2024		10,966,377	0	0	0.00
							87,483	92,234	0.20
Health Care Technology
Azalea Parent Corp. - Series A-1 Preferred Shares	(4)		12.75% PIK	4/30/2024		91,500	89,213	116,297	0.24
Caerus Midco 2 S.à r.l. - Additional Vehicle Units	(4)(6)			10/28/2022		988,290	988	109	0.00
Caerus Midco 2 S.à r.l. - Vehicle Units	(4)(6)			5/25/2022		4,941,452	4,941	4,596	0.01
Healthcomp Holding Company, LLC - Preferred Interest	(4)		6.00%	11/8/2023		18,035	1,804	487	0.00
							96,946	121,489	0.25
Insurance
Beacon HC, Ltd. - Class A Shares	(4)(6)			12/4/2025		750	47	47	0.00
Beacon HC, Ltd. - Class C Shares	(4)(6)			12/4/2025		42	3	3	0.00
SelectQuote, Inc. - Warrants	(4)(6)			10/11/2024		2,204,746	0	265	0.00
Shelf Holdco, Ltd. - Common Equity	(4)(6)			12/30/2022		1,300,000	1,300	4,940	0.01
							1,350	5,255	0.01

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

Equity and other - non-controlled/non-affiliated (continued)
IT Services
NC Ocala Co-Invest Beta, LP - LP Interest	(4)			11/12/2021		25,687,196	$25,687	$28,513	0.06%
Life Sciences Tools & Services
Falcon Top Parent, LLC - Class A Common Units	(4)			11/6/2024		4,440,995	4,441	4,441	0.01
Pharmaceuticals
Elanco Animal Health, Inc. - Royalty Equity	(4)(6)			5/5/2025		75,000,000	72,177	79,547	0.17
Professional Services
Kwor Intermediate I, Inc. - Class A Common Shares	(4)			2/28/2025		1,289	1,175	703	0.00
Kwor Intermediate I, Inc. - Preferred Equity	(4)			2/28/2025		1,378	1,378	1,520	0.00
OHCP V TC COI, LP - LP Interest	(4)			6/29/2021		6,500,000	6,503	16,055	0.03
Tricor Horizon - LP Interest	(4)(6)			6/13/2022		14,886,548	14,887	14,589	0.03
Trinity Air Consultants Holdings Corp. - Common Units	(4)			6/12/2024		4,797	5	12	0.00
Victors CCC Topco, LP - Common Equity	(4)			6/1/2022		9,600,000	9,600	18,144	0.04
							33,548	51,023	0.10
Real Estate Management & Development
Community Management Holdings Parent, LP - Series A Preferred Units	(4)		8.00%	11/1/2024		1,783,823	1,784	1,962	0.00

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

Equity and other - non-controlled/non-affiliated (continued)
Software
AI Titan Group Holdings, LP - Class A-2 Common Units	(4)				8/28/2024		1,103	$1,103	$1,250	0.00%
Connatix Parent, LLC - Class L Common Units	(4)				7/14/2021		126,136	1,388	581	0.00
Descartes Holdings, Inc. - Class A Common Stock	(4)				10/9/2023		93,758	4,060	0	0.00
Expedition Holdco, LLC - Common Units	(4)				2/24/2022		810,810	810	646	0.00
Knockout Intermediate Holdings I, Inc. - Perpetual Preferred Stock	(4)	SOFR +	10.75%	14.35%	6/23/2022		26,899	26,226	43,172	0.09
Mandolin Technology Holdings, Inc. - Series A Preferred Shares	(4)			10.50%	7/30/2021		31,950,000	30,992	37,098	0.08
Mimecast Limited - LP Interest	(4)				5/3/2022		75,088,584	75,089	82,597	0.17
Noble Aggregator GP, LLC - GP Units	(4)				10/14/2025		1,732	0	0	0.00
Noble Aggregator, LP - Common Equity Class A Units	(4)				10/14/2025		1,732	1,732	1,789	0.00
TPG IX Newark CI, LP - LP Interest	(4)				10/26/2023		3,891,673	3,892	3,892	0.01
TravelPerk, Inc. - Warrants	(4)(6)				5/2/2024		244,818	2,101	6,551	0.01
Zoro - Common Equity	(4)				11/22/2022		1,195,880	11,959	14,829	0.03
Zoro - Series A Preferred Shares	(4)	SOFR +	9.50%	13.17%	11/22/2022		14,717	14,202	22,002	0.05
								173,554	214,407	0.44

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

Equity and other - non-controlled/non-affiliated (continued)
Transportation Infrastructure
Enstructure, LLC - Series A-1 Units	(4)				9/27/2022		6,948,125	$2,153	$3,960	0.01%
Enstructure, LLC - Preferred Equity	(4)	SOFR +	7.00%	10.67% PIK	8/15/2025		1,387,451	1,368	1,377	0.00
Ncp Helix Holdings, LLC - Preferred Shares	(4)			8.00%	8/3/2021		1,128,694	877	1,500	0.00
								4,398	6,837	0.01
Total Equity and other- non-controlled/non-affiliated								694,938	786,146	1.68
Equity and other - non-controlled/affiliated
Aerospace & Defense
Align Precision Group, LLC - Class A-3 Units	(4)(16)				7/3/2025		11,137	996	4,018	0.01
Distributors
GSO DL Co-Invest EIS LP (EIS Acquisition Holdings, LP - Class A Common Units)	(4)(6)(16)				11/1/2021		265,556	558	1,218	0.00
Media
DMS Topco, LLC - Class A Common Units	(4)(6)(16)				3/11/2025		133,433	5,432	4,844	0.01
Oil, Gas & Consumable Fuels
Port Arthur LNG Phase II Intermediate Company, LLC - Class B Units	(4)(7)(16)			7.60% PIK	9/22/2025		69,729,468	1,079,477	1,079,456	2.27
Total Equity and other - non-controlled/affiliated								1,086,463	1,089,536	2.29
Equity and other - controlled/affiliated (excluding Investments in Joint Ventures)
Chemicals
Pigments Holdings, LP - LP Interest	(4)(6)(16)				4/14/2023		3,943	0	0	0.00
Financial Services
Blackstone Private Real Estate Credit and Income Fund - Common Shares	(4)(6)(16)(21)				6/1/2025		16,525,117	422,500	430,975	0.91
Specialty Lending Company, LLC - LLC Interest	(4)(6)(16)				10/19/2021		371,979,000	371,979	381,241	0.80
								794,479	812,216	1.71
Insurance
CFCo, LLC (Benefytt Technologies, Inc.) - Class B Units	(4)(16)				9/28/2023		134,166,603	0	0	0.00

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

Equity and other - controlled/affiliated (excluding Investments in Joint Ventures) (continued)
Oil, Gas & Consumable Fuels
Pibb Member Holdings, LLC - LP Interest	(4)(6)(16)			11/22/2024		225,000,000	$214,844	$227,678	0.48%
Professional Services
Material+ Holding Company, LLC - Class C Units	(4)(16)			6/14/2024		63,589	0	0	0.00
Specialty Retail
GSO DL CoInvest CI LP (CustomInk, LLC - Series A Preferred Units)	(4)(6)(16)			1/7/2021		1,500,000	1,421	1,681	0.00
Total Equity and other - controlled/affiliated (excluding Investments in Joint Ventures)							1,010,744	1,041,575	2.19
Total Equity and other							2,792,145	2,917,257	6.16
Investments in Joint Ventures
BCRED Emerald JV LP - LP Interest	(6)(16)			1/19/2022			1,815,000	1,678,745	3.53
BCRED Verdelite JV LP - LP Interest	(6)(16)			10/21/2022			117,706	113,068	0.25
Total Investments in Joint Ventures							1,932,706	1,791,813	3.78

Total Investments - non-controlled/non-affiliated							78,459,980	77,980,254	163.72
Total Investments - non-controlled/affiliated							1,119,164	1,122,254	2.36
Total Investments - controlled/affiliated (excluding Investments in Joint Ventures)							1,404,391	1,305,025	2.74
Total Investments - Investments in Joint Ventures							1,932,706	1,791,813	3.78
Total Investment Portfolio							82,916,241	82,199,346	172.60
Cash and Cash Equivalents
BlackRock Select Treasury Based Liquidity Fund			3.61%				28,155	28,155	0.06
Dreyfus Treasury Obligations Cash Management			3.54%				16,594	16,594	0.03
Fidelity Investments Money Market Treasury Portfolio - Class I			3.66%				67,858	67,858	0.14
State Street Institutional U.S. Government Money Market Fund - Investor Class			3.66%				185	185	0.00
State Street Institutional U.S. Government Money Market Fund - Premier Class			3.74%				305,986	305,986	0.64
Other Cash and Cash Equivalents							1,929,933	1,929,933	4.05
Total Cash and Cash Equivalents							2,348,711	2,348,711	4.92
Total Portfolio Investments, Cash and Cash Equivalents							$85,264,952	$84,548,057	177.52%

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)
(1)Unless otherwise indicated, all debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in U.S. Dollars. As of December 31, 2025, the Company had investments denominated in Canadian Dollars (CAD), Euros (EUR), British Pounds (GBP), Swiss Francs (CHF), Danish Krone (DKK), Swedish Krona (SEK), Norwegian Krone (NOK), New Zealand Dollars (NZD), and Australian Dollars (AUD). All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. The total par amount (in thousands) is presented for debt investments and structured finance obligations, while the number of shares or units (in whole amounts) owned is presented for equity investments. Each of the Company’s investments is pledged as collateral, under one or more of its credit facilities unless otherwise indicated.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either Sterling Overnight Interbank Average Rate (“SONIA” or “S”), Euro Interbank Offer Rate (“Euribor” or “E”), Secured Overnight Financing Rate (“SOFR”), Stockholm Interbank Offered Rate (“STIBOR” or “ST”), Copenhagen Interbank Offered Rate (“CIBOR” or “CI”), Norwegian Interbank Offered Rate (“NIBOR” or “N”), Swiss Average Rate Overnight (“SARON” or “SA”), New Zealand Bank Bill Reference Rate (“BKBM” or “B”), Australian Bank Bill Swap Bid Rate (“BBSY” or “BB”), Canadian Overnight Repo Rate Average (“CORRA” or “CA”), or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2025. Variable rate loans typically include an interest reference rate floor feature.
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
(5)These debt investments are not pledged as collateral under any of the Company's credit facilities. For other debt investments that are pledged to the Company's credit facilities, a single investment may be divided into parts that are individually pledged as collateral to separate credit facilities. Any other debt investments listed above are pledged to financing facilities, CLOs and short-term borrowings and are not available to satisfy the creditors of the Company.
(6)The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”). The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70.0% of the Company’s total assets. As of December 31, 2025, non-qualifying assets represented 24.3% of total assets as calculated in accordance with regulatory requirements.
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

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Abacus Holdco 2, Oy	Delayed Draw Term Loan	10/14/2027	$181	$—
Accordion Partners, LLC	Revolver	11/15/2031	9,612	(48)
Accordion Partners, LLC	Delayed Draw Term Loan	12/17/2027	45,312	(113)
Accuity Delivery Systems, LLC	Revolver	5/29/2031	29,497	(147)
Accuity Delivery Systems, LLC	Delayed Draw Term Loan	5/29/2026	88,690	(443)
ACI Group Holdings, Inc.	Revolver	8/2/2027	215	—
Acumatica Holdings, Inc.	Revolver	7/28/2032	10,565	(106)
ADCS Clinics Intermediate Holdings, LLC	Revolver	5/7/2026	3,344	—
AI Altius US Bidco, Inc.	Delayed Draw Term Loan	5/21/2026	39,500	—
AI Titan Parent, Inc.	Delayed Draw Term Loan	9/30/2026	17,093	—
AI Titan Parent, Inc.	Revolver	8/29/2031	13,784	(138)
Align Precision Group, LLC	Delayed Draw Term Loan	4/3/2030	1,451	—
Allium Buyer, LLC	Revolver	5/2/2029	249	(7)
Alpine Intel Intermediate 2, LLC	Delayed Draw Term Loan	12/20/2026	39,281	—
American Restoration Holdings, LLC	Revolver	7/24/2030	3,569	—
American Restoration Holdings, LLC	Delayed Draw Term Loan	2/19/2027	30,945	—
Amerilife Holdings, LLC	Revolver	8/31/2028	57,772	—
Amerilife Holdings, LLC	Delayed Draw Term Loan	6/17/2026	5,009	—
Amerilife Holdings, LLC	Delayed Draw Term Loan	2/28/2027	41,321	(103)
Amerivet Partners Management, Inc.	Revolver	2/25/2028	11,511	—
Ampirical Solutions, LLC	Delayed Draw Term Loan	9/30/2027	43,992	(220)
Ampirical Solutions, LLC	Revolver	9/30/2032	11,731	(117)
Analytic Partners, LP	Revolver	4/4/2030	4,891	—

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Anaplan, Inc.	Revolver	6/21/2028	$47,983	$(960)
Animal Wellness Investments S.p.A	Term Loan	1/15/2033	78,090	—
Animal Wellness Investments S.p.A	Delayed Draw Term Loan	1/15/2029	12,595	—
Anthracite Buyer Inc	Revolver	12/3/2032	19,960	(100)
Apex Companies, LLC	Delayed Draw Term Loan	8/28/2026	1,030	—
Apex Companies, LLC	Delayed Draw Term Loan	10/24/2027	28,233	(141)
Aptean, Inc.	Revolver	1/29/2031	3,354	—
Aptean, Inc.	Delayed Draw Term Loan	2/14/2027	9,045	—
Armada Parent, Inc.	Revolver	10/29/2030	27,000	—
Arnhem BidCo, GmbH	Delayed Draw Term Loan	10/1/2027	42,221	—
Articulate Global, LLC	Revolver	10/24/2032	5,997	(30)
Aryeh Bidco Investment, Ltd.	Term Loan	1/14/2033	30,784	—
Aryeh Bidco Investment, Ltd.	Delayed Draw Term Loan	1/14/2028	5,731	—
Aryeh Bidco Investment, Ltd.	Revolver	1/14/2033	4,094	—
Ascend Buyer, LLC	Revolver	9/30/2028	7,443	—
Astra Service Partners, LLC	Delayed Draw Term Loan	11/26/2027	54,081	—
Atlas CC Acquisition Corp.	Revolver	5/25/2029	5,432	—
Atlas CC Acquisition Corp.	Letter of Credit	5/25/2029	14,403	(324)
Atlas Securitized Products Funding 2, LP	Revolver	4/10/2026	3,310	—
AuditBoard, Inc.	Revolver	7/12/2031	15,377	—
Axsome Therapeutics, Inc.	Delayed Draw Term Loan	5/31/2027	45,195	—
Axsome Therapeutics, Inc.	Delayed Draw Term Loan	5/31/2026	45,195	—
Azurite Intermediate Holdings, Inc.	Revolver	3/19/2031	6,840	(28)
Baker Tilly Advisory Group, LP	Delayed Draw Term Loan	6/3/2027	95,459	(955)
Baker Tilly Advisory Group, LP	Revolver	6/3/2030	74,077	—
Bamboo US BidCo, LLC	Delayed Draw Term Loan	11/20/2026	2,154	—
Bamboo US BidCo, LLC	Revolver	9/29/2029	6,470	—
Banyan Software Holdings, LLC	Revolver	1/2/2031	5,799	(14)
Banyan Software Holdings, LLC	Delayed Draw Term Loan	10/8/2027	58,607	—
Barings CLO, Ltd. Tango	Structured Finance Obligations - Equity Instruments	11/21/2026	3,525	—
Bayshore Intermediate #2, LP	Revolver	10/1/2027	20,406	—
Bazaarvoice, Inc.	Revolver	5/7/2029	60,787	—
Beacon Dc, Ltd.	Delayed Draw Term Loan	12/4/2027	1,000	—
Beacon Dc, Ltd.	Revolver	12/4/2032	680	—
Bimini Group Purchaser, Inc.	Revolver	4/26/2031	29,847	—
Bimini Group Purchaser, Inc.	Revolver	4/7/2027	18,750	(2,073)
BioCryst Pharmaceuticals, Inc.	Term Loan	1/23/2031	107,996	—
Biotouch Global Solutions, Inc.	Delayed Draw Term Loan	8/27/2027	29,503	(221)
Biotouch Global Solutions, Inc.	Revolver	8/27/2032	8,851	(133)
Blue Sky Buyer, LLC	Term Loan	2/28/2033	207,767	—
Blue Sky Buyer, LLC	Revolver	2/28/2033	35,415	—
Bluefin Holding, LLC	Revolver	9/12/2029	7,533	—
Brave Parent Holdings, Inc.	Revolver	11/28/2030	26,868	—
Brave Parent Holdings, Inc.	Delayed Draw Term Loan	10/17/2026	262,936	—
Brilliance Technologies, Inc.	Revolver	3/11/2032	52,952	—
Brilliance Technologies, Inc.	Delayed Draw Term Loan	9/11/2027	109,294	(68)
Businessolver.com, Inc.	Delayed Draw Term Loan	12/3/2027	28,315	(71)
Businessolver.com, Inc.	Revolver	12/3/2032	12,611	(63)

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Caerus US 1, Inc.	Revolver	5/25/2029	$14,398	$—
Cambium Learning Group, Inc.	Revolver	7/20/2027	101,715	—
Cambrex Corp.	Revolver	3/5/2032	14,156	—
Cambrex Corp.	Delayed Draw Term Loan	3/5/2027	17,158	(86)
Cambrex Corp.	Delayed Draw Term Loan	3/24/2026	39,942	—
Canadian Hospital Specialties, Ltd.	Revolver	4/15/2027	2,399	—
Carr Riggs & Ingram Capital, LLC	Revolver	11/18/2031	10,323	(52)
Carr Riggs & Ingram Capital, LLC	Delayed Draw Term Loan	11/18/2026	16,507	—
Carval CLO XIII-C Ltd	Structured Finance Obligations - Equity Instruments	10/8/2028	5,531	—
Castle Management Borrower, LLC	Revolver	11/3/2029	4,167	—
Castle Management Borrower, LLC	Delayed Draw Term Loan	12/9/2027	20,234	—
CCI Buyer, Inc.	Revolver	5/13/2032	6,767	(68)
CEP V Investment 11 S.à r.l.	Delayed Draw Term Loan	9/1/2026	43,967	(499)
CFGI Holdings, LLC	Revolver	11/2/2027	19,950	(399)
CFS Brands, LLC	Revolver	10/2/2029	14,401	—
Channelside AcquisitionCo, Inc.	Revolver	3/31/2028	17,194	—
Charger Debt Merger Sub, LLC	Delayed Draw Term Loan	5/9/2027	30,287	(76)
Charger Debt Merger Sub, LLC	Revolver	5/31/2030	5,300	—
Charger Debt Merger Sub, LLC	Delayed Draw Term Loan	5/31/2026	5,300	—
Chartwell Cumming Holding, Corp.	Revolver	11/16/2029	44,716	—
Cielo Bidco, Ltd.	Delayed Draw Term Loan	3/31/2030	653	—
Cielo Bidco, Ltd.	Delayed Draw Term Loan	3/31/2030	30	—
Cisive Holdings Corp.	Revolver	12/7/2029	4,445	(89)
Clearview Buyer, Inc.	Revolver	2/26/2029	11,857	—
CohnReznick Advisory, LLC	Delayed Draw Term Loan	3/31/2027	2,488	—
Commander Buyer, Inc.	Delayed Draw Term Loan	6/26/2027	44,138	(221)
Commander Buyer, Inc.	Revolver	6/26/2032	29,425	(294)
Community Management Holdings Midco 2, LLC	Revolver	11/1/2031	5,547	—
Community Management Holdings Midco 2, LLC	Delayed Draw Term Loan	7/8/2027	26,042	—
Compsych Investments Corp.	Delayed Draw Term Loan	7/22/2027	20,230	(885)
Connatix Buyer, Inc.	Revolver	7/14/2027	9,125	—
Connatix Buyer, Inc.	Delayed Draw Term Loan	4/9/2026	2,344	—
Consor Intermediate II, LLC	Delayed Draw Term Loan	5/10/2026	26,219	—
Consor Intermediate II, LLC	Revolver	5/10/2031	9,480	—
Continental Buyer, Inc.	Revolver	4/2/2031	4,282	—
Continental Buyer, Inc.	Revolver	4/2/2031	6,862	(34)
Continental Buyer, Inc.	Revolver	4/2/2031	3,283	(16)
Continental Buyer, Inc.	Delayed Draw Term Loan	4/21/2028	6,567	(16)
Coupa Software, Inc.	Delayed Draw Term Loan	6/3/2027	164	—
Coupa Software, Inc.	Revolver	2/27/2029	126	(1)
CRC Insurance Group, LLC	Revolver	5/6/2029	19,894	(105)
CRCI Longhorn Holdings, Inc.	Revolver	8/27/2031	11,110	(91)
CRCI Longhorn Holdings, Inc.	Delayed Draw Term Loan	8/27/2026	16,678	—
Creek Parent, Inc.	Revolver	12/18/2031	19,175	(336)
Crewline Buyer, Inc.	Revolver	11/8/2030	12,745	—
Crumbl Enterprises, LLC	Revolver	4/30/2032	6,881	(34)
CT Technologies Intermediate Holdings, Inc.	Delayed Draw Term Loan	8/30/2026	11,130	—
CT Technologies Intermediate Holdings, Inc.	Revolver	8/30/2031	34,417	(344)

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
CT Technologies Intermediate Holdings, Inc.	Delayed Draw Term Loan	8/30/2026	$10,132	$—
CT Technologies Intermediate Holdings, Inc.	Delayed Draw Term Loan	7/10/2027	504	—
CT Technologies Intermediate Holdings, Inc.	Delayed Draw Term Loan	8/5/2027	10,080	—
CT Technologies Intermediate Holdings, Inc.	Delayed Draw Term Loan	8/5/2027	6,774	—
CyrusOne Revolving Warehouse	Revolver	7/2/2027	106,619	—
Databricks, Inc.	Delayed Draw Term Loan	1/5/2028	235,000	—
DCG Acquisition Corp.	Revolver	6/13/2031	36,470	(365)
DCG Acquisition Corp.	Delayed Draw Term Loan	6/13/2026	10,587	—
Denali Bidco, Ltd.	Delayed Draw Term Loan	9/5/2027	300	(3)
Denali Intermediate Holdings, Inc.	Revolver	8/26/2032	4,972	(50)
Denali TopCo, LLC	Delayed Draw Term Loan	8/26/2028	27,099	(135)
Denali TopCo, LLC	Revolver	8/26/2032	13,007	(65)
Diligent Corp.	Delayed Draw Term Loan	4/30/2026	50,000	(250)
Diligent Corp.	Revolver	8/2/2030	25,500	—
Discovery Education, Inc.	Revolver	4/9/2029	17,513	—
Divisions Holding Corp.	Revolver	4/17/2032	8,086	(81)
DM Intermediate Parent, LLC	Revolver	9/30/2030	28,484	—
DM Intermediate Parent, LLC	Delayed Draw Term Loan	9/30/2026	18,336	—
DM Intermediate Parent, LLC	Delayed Draw Term Loan	12/19/2027	77,717	(389)
Doit International, Ltd.	Delayed Draw Term Loan	11/25/2026	66,711	(500)
Doit International, Ltd.	Revolver	11/26/2029	33,356	—
Dropbox, Inc.	Delayed Draw Term Loan	12/10/2026	417,495	(2,087)
Dropbox, Inc.	Delayed Draw Term Loan	3/15/2026	455,182	(426)
DTA Intermediate II, Ltd.	Revolver	3/27/2030	12,961	—
DTI Holdco, Inc.	Revolver	1/25/2029	16,000	(1,517)
Duro Dyne National Corp.	Delayed Draw Term Loan	11/15/2026	34,499	(172)
Duro Dyne National Corp.	Revolver	11/15/2031	34,499	—
Dwyer Instruments, LLC	Revolver	7/20/2029	4,668	—
Eagan Parent, Inc.	Delayed Draw Term Loan	9/8/2027	5,311	—
Eagan Parent, Inc.	Revolver	9/8/2032	2,833	(14)
East River Bidco, GmbH	Delayed Draw Term Loan	3/26/2028	31	—
Eden Acquisitionco, Ltd.	Delayed Draw Term Loan	11/17/2026	2,146	(29)
Edison Bidco, AS	Delayed Draw Term Loan	12/5/2026	679	—
Electro Switch Business Trust, LLC	Revolver	9/2/2032	23,430	(234)
ELK Bidco, Inc.	Revolver	6/13/2032	13,471	(67)
ELK Bidco, Inc.	Delayed Draw Term Loan	12/13/2027	14,968	(37)
EMB Purchaser, Inc.	Delayed Draw Term Loan	3/13/2028	37,202	—
EMB Purchaser, Inc.	Revolver	3/12/2032	18,308	(183)
Emergency Power Holdings, LLC	Delayed Draw Term Loan	8/17/2027	12,036	—
Endeavor Schools Holdings, LLC	Delayed Draw Term Loan	1/3/2027	20,926	—
Enstructure, LLC	Delayed Draw Term Loan	6/10/2026	83,228	(624)
ENV Bidco, AB	Delayed Draw Term Loan	7/29/2026	31,618	(403)
eResearchTechnology, Inc.	Delayed Draw Term Loan	1/17/2027	135,205	—
eResearchTechnology, Inc.	Revolver	10/17/2031	78,568	(786)
Essential Services Holding Corp.	Delayed Draw Term Loan	6/17/2026	14,519	(73)
Essential Services Holding Corp.	Revolver	6/17/2030	5,434	—
Everbridge Holdings, LLC	Delayed Draw Term Loan	7/2/2026	5,292	—
Everbridge Holdings, LLC	Revolver	7/2/2031	3,481	—
Excelitas Technologies Corp.	Revolver	8/12/2028	14,780	(185)

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Experity, Inc.	Revolver	2/22/2030	$17,835	$—
Experity, Inc.	Delayed Draw Term Loan	9/13/2026	40,111	(201)
Falcon Parent Holdings, Inc.	Delayed Draw Term Loan	8/15/2027	12,467	(94)
Falcon Parent Holdings, Inc.	Revolver	11/6/2031	14,380	—
Fastener Distribution Holdings, LLC	Delayed Draw Term Loan	10/31/2026	41,834	—
Fern Bidco, Ltd.	Delayed Draw Term Loan	7/3/2027	19,787	—
Flatiron CLO 34, Ltd.	Structured Finance Obligations - Equity Instruments	10/8/2026	3,500	—
Flexera Software, LLC	Revolver	8/15/2032	13,582	(34)
Forterro Group, AB	Delayed Draw Term Loan	6/28/2027	5,415	—
Foundation Risk Partners Corp.	Revolver	10/29/2029	12,202	—
Foundation Risk Partners Corp.	Delayed Draw Term Loan	2/26/2027	10,908	—
Frontgrade Technologies Holdings, Inc.	Revolver	1/9/2028	439	—
Frontline Road Safety, LLC	Revolver	3/4/2032	13,878	(69)
Frontline Road Safety, LLC	Delayed Draw Term Loan	3/4/2028	17,792	—
FusionSite Midco, LLC	Revolver	11/17/2029	12,260	(276)
FusionSite Midco, LLC	Delayed Draw Term Loan	4/30/2026	8,810	—
G&A Partners Holding Company II, LLC	Revolver	3/1/2030	6,575	(132)
G&A Partners Holding Company II, LLC	Delayed Draw Term Loan	3/1/2026	9,468	—
Galaxy CLO Warehouse 2025-1, Ltd.	Structured Finance Obligations - Equity Instruments	10/8/2026	15,689	—
Galileo Pharma Bidco S.p.A	Delayed Draw Term Loan	10/7/2028	4,168	—
Galway Borrower, LLC	Revolver	9/29/2028	16,795	—
Galway Borrower, LLC	Delayed Draw Term Loan	2/7/2026	1,559	—
Gannett Fleming, Inc.	Revolver	8/5/2030	37,324	(560)
Gatekeeper Systems, Inc.	Delayed Draw Term Loan	8/27/2026	42,075	—
Gatekeeper Systems, Inc.	Revolver	8/28/2030	17,861	—
GI Ranger Intermediate, LLC	Revolver	10/29/2027	9,360	—
Gigamon, Inc.	Revolver	3/10/2028	15,465	—
Gimlet Bidco, GmbH	Delayed Draw Term Loan	4/23/2027	2,084	—
Granicus, Inc.	Revolver	1/17/2031	4,284	—
Granicus, Inc.	Delayed Draw Term Loan	1/17/2026	679	—
Great Day Improvements, LLC	Revolver	6/13/2030	4,731	—
Grid Alliance Partners, LLC	Delayed Draw Term Loan	7/1/2027	23,338	(117)
Grid Alliance Partners, LLC	Revolver	7/1/2030	15,162	(152)
Griffon Bidco, Inc.	Delayed Draw Term Loan	9/30/2027	21,819	—
Griffon Bidco, Inc.	Revolver	7/31/2031	21,819	(218)
Ground Penetrating Radar Systems, LLC	Delayed Draw Term Loan	7/2/2027	20,297	—
Ground Penetrating Radar Systems, LLC	Revolver	1/2/2032	11,776	—
GS Acquisitionco, Inc.	Delayed Draw Term Loan	3/26/2026	3,720	—
GS Acquisitionco, Inc.	Revolver	5/25/2028	2,833	—
GS Acquisitionco, Inc.	Delayed Draw Term Loan	5/16/2027	3,214	(8)
GTCR Everest Borrower, LLC	Revolver	9/5/2029	3,125	(10)
Guardian Bidco, Inc.	Delayed Draw Term Loan	8/14/2028	3,881	(39)
Gusto Sing Bidco Pte, Ltd.	Delayed Draw Term Loan	11/15/2027	102	—
Helix TS, LLC	Delayed Draw Term Loan	10/22/2027	35,919	—
Higginbotham Insurance Agency, Inc.	Delayed Draw Term Loan	12/11/2027	41,940	(105)
High Street Buyer, Inc.	Revolver	4/16/2027	4,186	(84)
High Street Buyer, Inc.	Delayed Draw Term Loan	7/18/2027	55,411	—

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Home Service TopCo IV, Inc.	Revolver	12/30/2027	$19,964	$(214)
Home Service TopCo IV, Inc.	Delayed Draw Term Loan	2/19/2026	19,055	—
Horizon CTS Buyer, LLC	Revolver	3/28/2032	25,803	—
Horizon CTS Buyer, LLC	Delayed Draw Term Loan	11/4/2027	33,333	—
HPS Freshwater Warehouse Parent, Ltd.	Structured Finance Obligations - Equity Instruments	10/8/2026	5,390	—
Icefall Parent, Inc.	Revolver	1/17/2030	8,637	—
IEM New Sub 2, LLC	Delayed Draw Term Loan	12/3/2027	62,860	—
IEM New Sub 2, LLC	Delayed Draw Term Loan	12/3/2027	76,076	(571)
IG Investments Holdings, LLC	Revolver	9/22/2028	55,717	—
Imagine 360, LLC	Delayed Draw Term Loan	9/18/2026	13,684	(68)
Imagine 360, LLC	Revolver	9/30/2028	8,582	(86)
Inception Fertility Ventures, LLC	Revolver	4/29/2030	4,278	—
Inception Fertility Ventures, LLC	Delayed Draw Term Loan	4/29/2026	61,644	—
INK BC Bidco S.p.A.	Delayed Draw Term Loan	7/16/2028	21,206	(215)
Integrity Marketing Acquisition, LLC	Delayed Draw Term Loan	8/23/2026	8,074	(14)
Integrity Marketing Acquisition, LLC	Revolver	8/25/2028	2,861	—
IQN Holding Corp.	Revolver	5/2/2028	1,940	—
IRI Group Holdings, Inc.	Revolver	12/1/2028	110,034	—
Iris Buyer, LLC	Revolver	10/2/2029	7,870	—
Iris Buyer, LLC	Delayed Draw Term Loan	8/4/2026	3,617	—
ISQ Hawkeye Holdco, Inc.	Revolver	8/20/2030	476	—
ISQ Hawkeye Holdco, Inc.	Delayed Draw Term Loan	8/20/2026	1,355	—
Java Buyer, Inc.	Revolver	12/15/2027	12,142	—
Java Buyer, Inc.	Revolver	12/15/2027	24,284	—
Java Buyer, Inc.	Delayed Draw Term Loan	5/9/2027	71,827	—
Jeppesen Holdings, LLC	Revolver	10/31/2032	17,000	(128)
Jones Fish Hatcheries & Distributors, LLC	Revolver	11/19/2032	4,116	(41)
Jones Fish Hatcheries & Distributors, LLC	Delayed Draw Term Loan	11/19/2027	16,464	—
JS Parent, Inc.	Revolver	4/24/2031	7,880	(39)
JSG II, Inc.	Delayed Draw Term Loan	9/30/2027	97,949	(245)
JSG II, Inc.	Revolver	9/30/2032	41,978	(210)
JSS Holdings, Inc.	Delayed Draw Term Loan	11/8/2026	136,995	(685)
Kaseya, Inc.	Revolver	3/20/2030	25,000	(154)
Kattegat Project Bidco, AB	Delayed Draw Term Loan	10/5/2026	12,225	(166)
King Bidco S.P.E.C.	Delayed Draw Term Loan	6/26/2028	87	—
Knight Acquireco, LLC	Delayed Draw Term Loan	11/6/2027	23,547	(59)
Knowledge Pro Buyer, Inc.	Revolver	12/10/2029	10,918	—
Knowledge Pro Buyer, Inc.	Delayed Draw Term Loan	6/11/2027	8,384	—
Knowledge Pro Buyer, Inc.	Revolver	12/10/2027	4,594	(46)
Koala Investment Holdings, Inc.	Delayed Draw Term Loan	2/29/2028	17,044	(85)
Koala Investment Holdings, Inc.	Revolver	8/29/2032	7,575	(76)
Kona Buyer, LLC	Revolver	7/23/2031	34,452	(172)
Kona Buyer, LLC	Delayed Draw Term Loan	6/27/2027	90,826	(227)
Kona Buyer, LLC	Delayed Draw Term Loan	7/23/2026	60,173	(301)
Kona Buyer, LLC	Delayed Draw Term Loan	7/23/2026	53,588	(268)
KStone Buyer, Inc.	Term Loan	1/2/2033	80,791	—
KStone Buyer, Inc.	Revolver	1/2/2033	20,775	—
KStone Buyer, Inc.	Delayed Draw Term Loan	1/2/2027	23,083	—

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Kwol Acquisition, Inc.	Revolver	12/6/2029	$1,345	$—
Kwol Acquisition, Inc.	Delayed Draw Term Loan	8/25/2027	84	—
Kwor Acquisition, Inc.	Revolver	2/28/2030	1,041	—
Kwor Acquisition, Inc.	Delayed Draw Term Loan	2/28/2027	1,379	—
Loar Group, Inc.	Delayed Draw Term Loan	9/30/2026	275,000	—
Lobos Parent, Inc.	Delayed Draw Term Loan	9/26/2028	10,361	(39)
Lobos Parent, Inc.	Revolver	9/26/2031	5,180	(39)
Lobos Parent, Inc.	Revolver	9/26/2031	2,331	(17)
LogicMonitor, Inc.	Revolver	11/15/2031	11,450	(143)
LogicMonitor, Inc.	Delayed Draw Term Loan	9/1/2027	15,648	(98)
LPW Group Holdings, Inc.	Revolver	3/15/2030	6,566	(66)
Lsf12 Crown US Commercial Bidco, LLC	Revolver	12/2/2029	24,405	(35)
Magic Bidco, Inc.	Delayed Draw Term Loan	7/1/2026	14,677	—
Magic Bidco, Inc.	Revolver	7/1/2030	830	—
Magneto Components BuyCo, LLC	Revolver	12/5/2029	8,983	(67)
Mandolin Technology Intermediate Holdings, Inc.	Revolver	4/30/2028	7,265	—
MannKind Corp.	Delayed Draw Term Loan	8/6/2027	29,592	—
Mantech International, CP	Delayed Draw Term Loan	2/14/2026	24,794	(373)
Mantech International, CP	Revolver	9/14/2028	111,612	—
Material Holdings, LLC	Revolver	8/19/2027	3,179	—
Material Holdings, LLC	Delayed Draw Term Loan	8/19/2027	23,525	—
Maverick Bidco, Inc.	Revolver	12/2/2031	17,583	(1)
Maverick Bidco, Inc.	Delayed Draw Term Loan	12/2/2027	18,018	—
Mavis Tire Express Services Topco, Corp.	Revolver	5/4/2028	5,400	—
MB2 Dental Solutions, LLC	Delayed Draw Term Loan	2/13/2026	6,423	—
MB2 Dental Solutions, LLC	Revolver	2/13/2031	1,837	—
MEDX AMCP Holdings, LLC	Revolver	7/21/2032	3,952	(40)
MEDX AMCP Holdings, LLC	Delayed Draw Term Loan	7/21/2027	9,287	(46)
Mercury Bidco Globe, Limited	Delayed Draw Term Loan	1/18/2026	3,083	—
MHE Intermediate Holdings, LLC	Revolver	7/21/2027	482	—
Minerva Bidco, Ltd.	Delayed Draw Term Loan	12/2/2028	53,627	(412)
Minotaur Acquisition, Inc.	Revolver	5/10/2030	9,910	—
ML Holdco, LLC	Delayed Draw Term Loan	10/24/2027	17,655	—
Modernizing Medicine, Inc.	Revolver	4/30/2032	4,208	(42)
More Cowbell II, LLC	Delayed Draw Term Loan	9/3/2027	5,872	(27)
More Cowbell II, LLC	Revolver	9/1/2029	12,971	—
MPG Parent Holdings, LLC	Revolver	1/8/2030	2,232	—
MPG Parent Holdings, LLC	Delayed Draw Term Loan	1/8/2027	4,065	—
MRH Trowe Beteiligungsgesellschaft mbH	Delayed Draw Term Loan	5/15/2028	70	—
MRH Trowe Beteiligungsgesellschaft mbH	Revolver	11/15/2031	35	—
MRI Software, LLC	Revolver	10/21/2026	17,850	(67)
MRI Software, LLC	Revolver	2/10/2028	21,799	—
MRI Software, LLC	Delayed Draw Term Loan	10/2/2027	12,498	—
Muzinich Enhanced Loan Origination Fund I, LP	Equity		31,851	—
Natus Medical, Inc.	Revolver	7/21/2027	5,100	—
NAVEX TopCo, Inc.	Revolver	10/14/2031	11,668	(150)
NAVEX TopCo, Inc.	Delayed Draw Term Loan	10/14/2027	57,143	—
Navigator Acquiror, Inc.	Delayed Draw Term Loan	7/15/2030	15,767	—
Navigator Acquiror, Inc.	Delayed Draw Term Loan	7/15/2030	15,767	—

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
NDC Acquisition Corp.	Revolver	3/9/2028	$3,083	$—
NDT Global Holding, Inc.	Revolver	6/4/2032	10,153	(102)
NDT Global Holding, Inc.	Delayed Draw Term Loan	6/4/2027	11,371	—
Nephele III, BV	Delayed Draw Term Loan	1/14/2028	25	—
Neptune BidCo, SAS	Delayed Draw Term Loan	3/31/2027	205	—
Neptune Holdings, Inc.	Revolver	8/31/2029	2,000	(50)
Netsmart Technologies, Inc.	Delayed Draw Term Loan	8/23/2026	18,756	(94)
Netsmart Technologies, Inc.	Revolver	8/23/2031	26,555	—
Noble Midco 3, Ltd.	Delayed Draw Term Loan	6/10/2027	9,042	(45)
Noble Midco 3, Ltd.	Revolver	12/10/2030	5,576	—
North Haven Ushc Acquisition, Inc.	Revolver	10/29/2027	2,036	—
North Haven Ushc Acquisition, Inc.	Delayed Draw Term Loan	8/28/2026	25,764	—
Octane Purchaser, Inc.	Delayed Draw Term Loan	11/19/2027	88,133	—
Octane Purchaser, Inc.	Revolver	5/19/2032	35,253	(176)
Odevo, AB	Delayed Draw Term Loan	12/12/2027	32,079	—
OEConnection, LLC	Delayed Draw Term Loan	12/23/2028	18,447	—
OEConnection, LLC	Revolver	12/18/2032	4,858	(24)
OEI, Inc.	Revolver	12/29/2031	7,889	(59)
OEI, Inc.	Delayed Draw Term Loan	12/29/2027	19,722	(74)
OMEGA II AB	Delayed Draw Term Loan	6/17/2028	17,930	(47)
Onex Baltimore Buyer, Inc.	Delayed Draw Term Loan	3/19/2026	68,025	—
ONS MSO, LLC	Revolver	7/8/2028	4,500	—
Optimizely North America, Inc.	Revolver	10/30/2031	3,007	(30)
Optus 1011, GmbH	Delayed Draw Term Loan	11/30/2028	80,234	—
Oxford Global Resources, Inc.	Revolver	8/17/2027	9,254	—
Paisley Bidco, Ltd.	Delayed Draw Term Loan	5/7/2027	2,102	(8)
PAS Parent, Inc.	Delayed Draw Term Loan	8/18/2028	41,432	(207)
PAS Parent, Inc.	Revolver	8/18/2031	19,250	(192)
Patriot Growth Insurance Services, LLC	Revolver	10/16/2028	7,135	(143)
Pave America Holding, LLC	Revolver	8/27/2032	14,196	—
Pave America Holding, LLC	Delayed Draw Term Loan	8/29/2027	19,064	—
PDI TA Holdings, Inc.	Revolver	2/3/2031	1,866	—
Peloton Computer Enterprises, Ltd.	Term Loan	12/31/2032	112,080	—
Petrus Buyer, Inc.	Revolver	10/17/2029	5,163	—
Phoenix 1 Buyer Corp.	Revolver	11/20/2029	8,349	—
Pike Electric Corp.	Revolver	12/18/2032	39,994	(200)
Pike Electric Corp.	Delayed Draw Term Loan	12/19/2028	59,991	—
Pikes Peak Bravo	Structured Finance Obligations - Equity Instruments	9/5/2027	11,094	—
PKF O'Connor Davies Advisory, LLC	Delayed Draw Term Loan	11/18/2026	31,468	—
PKF O'Connor Davies Advisory, LLC	Revolver	11/15/2031	11,413	—
Plasma Buyer, LLC	Revolver	5/12/2028	65	—
Polyphase Elevator Holding, Co.	Delayed Draw Term Loan	11/24/2027	4,195	—
Polyphase Elevator Holding, Co.	Revolver	11/24/2032	6,000	(45)
Port Arthur LNG Phase II Intermediate Company, LLC	Equity	12/30/2026	299,028	—
PPV Intermediate Holdings, LLC	Revolver	8/31/2029	8,671	—
PPV Intermediate Holdings, LLC	Delayed Draw Term Loan	8/7/2026	11,927	—
Profile Products, LLC	Revolver	11/12/2027	7,087	(71)

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Profile Products, LLC	Revolver	11/12/2027	$3,337	$—
Project Leopard Holdings, Inc.	Revolver	7/20/2027	4,266	—
PT Intermediate Holdings III, LLC	Delayed Draw Term Loan	4/9/2026	10,213	—
QBS Parent, Inc.	Revolver	6/3/2032	9,970	—
QBS Parent, Inc.	Delayed Draw Term Loan	6/3/2027	19,959	—
QF Holdings, Inc.	Delayed Draw Term Loan	12/29/2027	25,096	—
QF Holdings, Inc.	Revolver	12/15/2032	15,058	(75)
Qualus Power Services Corp.	Delayed Draw Term Loan	3/27/2028	11,162	—
Qualus Power Services Corp.	Delayed Draw Term Loan	3/27/2028	60,000	(150)
R1 Holdings, LLC	Revolver	12/29/2028	31	—
RailPros Parent, LLC	Delayed Draw Term Loan	5/24/2027	7,177	(36)
RailPros Parent, LLC	Revolver	5/24/2032	3,589	(36)
Rally Buyer, Inc.	Revolver	7/19/2029	7,373	—
Raven Acquisition Holdings, LLC	Delayed Draw Term Loan	11/19/2026	200	—
Red Fox CD Acquisition Corp.	Delayed Draw Term Loan	11/21/2026	23,757	—
Redwood Services Group, LLC	Delayed Draw Term Loan	1/3/2027	5,467	—
Regatta Kilo	Structured Finance Obligations - Equity Instruments	10/8/2028	3,883	—
Relativity ODA, LLC	Revolver	5/12/2029	4,813	(116)
RFS Opco, LLC	Delayed Draw Term Loan	12/2/2027	13,774	—
Rhea Parent, Inc.	Revolver	12/20/2030	28,910	(289)
Riser Merger Sub, Inc.	Delayed Draw Term Loan	6/4/2026	20,947	—
Riser Merger Sub, Inc.	Revolver	10/31/2029	20,973	—
Riser Merger Sub, Inc.	Delayed Draw Term Loan	4/15/2027	30,262	(151)
Rocket Buyer, LLC	Term Loan	1/14/2033	102,207	—
Rocket Buyer, LLC	Delayed Draw Term Loan	1/14/2033	58,966	—
Rocket Buyer, LLC	Revolver	1/14/2031	23,586	—
Saber Parent Holdings Corp.	Delayed Draw Term Loan	12/16/2028	138,406	(346)
Saber Parent Holdings Corp.	Revolver	12/16/2032	69,203	(346)
Saber Power Services, LLC	Revolver	10/21/2031	19,913	—
Safety Borrower Holdings, LP	Revolver	12/19/2032	5,499	—
Safety Borrower Holdings, LP	Delayed Draw Term Loan	12/19/2027	8,254	—
Sam Holding Co, Inc.	Revolver	3/24/2027	24,000	—
Sam Holding Co, Inc.	Delayed Draw Term Loan	11/5/2026	39,200	—
Scorpio BidCo SAS	Delayed Draw Term Loan	3/10/2026	7,858	(85)
Seahawk Bidco, LLC	Delayed Draw Term Loan	12/19/2026	15,877	—
Seahawk Bidco, LLC	Revolver	12/19/2030	22,377	(205)
Seahawk Bidco, LLC	Delayed Draw Term Loan	12/24/2027	121,231	—
SEKO Global Logistics Network, LLC	Delayed Draw Term Loan	5/10/2027	1,350	—
Seven Bidco, SASU	Delayed Draw Term Loan	8/29/2028	42,456	(213)
Severin Acquisition, LLC	Delayed Draw Term Loan	10/1/2027	54,539	—
Severin Acquisition, LLC	Revolver	10/1/2031	41,391	—
SG Acquisition, Inc.	Revolver	4/3/2030	13,537	—
Signant Finance One, Ltd.	Revolver	10/16/2031	39,684	(397)
Signant Finance One, Ltd.	Delayed Draw Term Loan	10/16/2027	95,241	—
Simplicity Financial Marketing Group Holdings, Inc.	Delayed Draw Term Loan	12/31/2026	6,304	—
Simplicity Financial Marketing Group Holdings, Inc.	Revolver	12/31/2031	6,041	(60)
SIQ Holdings III Corp.	Revolver	12/19/2030	26,770	—

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
SIQ Holdings III Corp.	Delayed Draw Term Loan	12/19/2027	$57,446	$—
Skylark UK Debtco, Ltd.	Delayed Draw Term Loan	12/8/2028	5,759	—
Smartronix, LLC	Revolver	2/7/2030	12,316	—
Smile Doctors, LLC	Revolver	12/23/2027	51,955	(1,818)
Solis Midco, SAS	Delayed Draw Term Loan	4/8/2029	145	—
Spaceship Purchaser, Inc.	Revolver	10/17/2031	74,961	(598)
Spaceship Purchaser, Inc.	Delayed Draw Term Loan	10/17/2027	149,081	(359)
SpecialtyCare, Inc.	Delayed Draw Term Loan	8/26/2027	1,794	—
SpecialtyCare, Inc.	Revolver	12/18/2029	5,935	—
Spectrum Safety Solutions Purchaser, LLC	Delayed Draw Term Loan	7/1/2026	55,574	—
Spectrum Safety Solutions Purchaser, LLC	Revolver	7/1/2030	48,365	—
Speedster Bidco, GmbH	Revolver	6/10/2031	21,862	—
Stepping Stones Healthcare Services, LLC	Revolver	12/30/2026	9,725	—
Stepping Stones Healthcare Services, LLC	Delayed Draw Term Loan	4/24/2026	35,710	—
STV Group, Inc.	Delayed Draw Term Loan	3/20/2026	16,811	(168)
STV Group, Inc.	Revolver	3/20/2030	11,767	—
Sunshine Cadence Holdco, LLC	Delayed Draw Term Loan	5/1/2026	14,560	—
Sunshine Cadence Holdco, LLC	Revolver	5/1/2030	32,000	(320)
Tango Bidco, SAS	Delayed Draw Term Loan	10/17/2027	5,573	(39)
Tango Bidco, SAS	Delayed Draw Term Loan	10/17/2027	8,635	—
TEI Intermediate, LLC	Revolver	12/13/2031	14,888	—
TEI Intermediate, LLC	Delayed Draw Term Loan	12/13/2026	42,307	—
Teneo Holdings, LLC	Delayed Draw Term Loan	7/31/2027	52,998	(265)
Teneo Holdings, LLC	Revolver	7/31/2030	64,785	(648)
Tennessee Bidco, Limited	Delayed Draw Term Loan	7/1/2026	67,244	—
The Fertility Partners, Inc.	Revolver	9/16/2027	8,300	(334)
The Hiller Companies, LLC	Delayed Draw Term Loan	6/20/2026	1,155	—
The Hiller Companies, LLC	Revolver	6/20/2030	13,713	—
The Hiller Companies, LLC	Delayed Draw Term Loan	7/16/2027	4,178	—
The North Highland Co, LLC	Revolver	12/20/2030	21,810	—
The North Highland Co, LLC	Delayed Draw Term Loan	12/20/2026	35,521	(178)
Themis Solutions, Inc.	Delayed Draw Term Loan	10/29/2027	55,641	(742)
Themis Solutions, Inc.	Revolver	10/29/2032	46,367	(649)
Thermostat Purchaser III, Inc.	Revolver	8/31/2028	8,125	(80)
THG Acquisition, LLC	Delayed Draw Term Loan	10/31/2026	10,582	—
THG Acquisition, LLC	Revolver	10/31/2031	6,485	—
Three Rivers Buyer, Inc	Revolver	11/3/2031	4,560	(57)
Tricentis Operations Holdings, Inc.	Revolver	2/11/2032	16,551	(166)
Tricentis Operations Holdings, Inc.	Delayed Draw Term Loan	2/11/2027	26,482	(132)
Trinity Air Consultants Holdings Corp.	Revolver	6/29/2029	26,249	(112)
Trinity Air Consultants Holdings Corp.	Delayed Draw Term Loan	10/17/2027	42,018	(210)
Trinity Partners Holdings, LLC	Delayed Draw Term Loan	6/30/2027	115,743	—
Triple Lift, Inc.	Revolver	5/5/2028	14,295	(1,215)
TRP Infrastructure Services, LLC	Delayed Draw Term Loan	7/9/2027	47,630	—
TRP Infrastructure Services, LLC	Delayed Draw Term Loan	12/2/2026	2,499	—
TTF Lower Intermediate, LLC	Revolver	7/18/2029	20,000	(450)
Unified Women's Healthcare, LP	Revolver	6/18/2029	101,845	—
Unified Women's Healthcare, LP	Delayed Draw Term Loan	9/22/2027	26,977	—
US Oral Surgery Management Holdco, LLC	Delayed Draw Term Loan	12/13/2026	25,538	—

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
US Oral Surgery Management Holdco, LLC	Revolver	11/20/2028	$15,496	$—
US Salt Investors, LLC	Revolver	2/26/2033	7,127	—
US Salt Investors LLC	Term Loan	2/26/2033	61,293	—
Varicent Parent Holdings Corp.	Delayed Draw Term Loan	10/15/2027	11,258	(113)
Varicent Parent Holdings Corp.	Revolver	8/23/2031	9,550	(143)
Varicent Parent Holdings Corp.	Delayed Draw Term Loan	10/15/2027	6,177	—
Varicent Parent Holdings Corp.	Revolver	8/23/2031	2,913	(29)
Veregy Consolidated, Inc.	Delayed Draw Term Loan	4/16/2027	12,398	—
Veregy Consolidated, Inc.	Revolver	4/16/2031	29,755	(223)
Victors CCC Buyer, LLC	Revolver	6/1/2029	29,205	—
Victors Purchaser, LLC	Delayed Draw Term Loan	12/23/2027	55,876	—
Victors Purchaser, LLC	Revolver	12/23/2032	97,196	—
VS Buyer, LLC	Revolver	10/12/2030	17,045	(49)
Water Holdings Acquisition, LLC	Delayed Draw Term Loan	7/31/2026	13,067	—
Wellfleet CLO 2025-1, Ltd.	Structured Finance Obligations - Equity Instruments	4/4/2027	3,780	—
West Monroe Partners, LLC	Revolver	11/9/2027	70,714	(1,414)
West Star Aviation Acquisition, LLC	Revolver	5/20/2032	18,358	—
West Star Aviation Acquisition, LLC	Delayed Draw Term Loan	5/20/2027	17,278	—
WHCG Purchaser III, Inc.	Delayed Draw Term Loan	8/2/2027	17,234	—
World Insurance Associates, LLC	Delayed Draw Term Loan	8/14/2026	20,065	—
World Insurance Associates, LLC	Revolver	4/3/2030	5,073	(75)
WPEngine, Inc.	Revolver	8/14/2029	8,140	(244)
YA Intermediate Holdings II, LLC	Delayed Draw Term Loan	10/1/2026	16,173	—
YA Intermediate Holdings II, LLC	Revolver	10/1/2031	6,783	—
Zendesk, Inc.	Revolver	11/22/2028	97,650	—
Zendesk, Inc.	Delayed Draw Term Loan	5/15/2026	71,376	—
Zenith AcquisitionCo, LLC	Term Loan	1/13/2033	90,012	—
Zenith AcquisitionCo, LLC	Revolver	1/13/2033	16,877	—
Zenith AcquisitionCo, LLC	Delayed Draw Term Loan	1/13/2029	45,188	—
Zeus, LLC	Revolver	2/8/2030	6,851	(34)
Zeus, LLC	Delayed Draw Term Loan	2/27/2026	4,568	—
Zorro Bidco, Ltd.	Delayed Draw Term Loan	8/13/2027	10,119	—
Total Unfunded Commitments			$13,438,317	$(41,711)

(8)There are no interest rate floors on these investments.
(9)The interest rate floor on these investments as of December 31, 2025 was 0.50%.
(10)The interest rate floor on these investments as of December 31, 2025 was 0.75%.
(11)The interest rate floor on these investments as of December 31, 2025 was 1.00%.
(12)The interest rate floor on these investments as of December 31, 2025 was 1.25%.
(13)The interest rate floor on these investments as of December 31, 2025 was 1.50%.
(14)The interest rate floor on these investments as of December 31, 2025 was 2.00%.
(15)For unsettled positions the interest rate does not include the base rate.

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)
(16)Under the 1940 Act, the Company is generally deemed to “control” a portfolio company if the Company owns more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. Under the 1940 Act, the Company is generally deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of December 31, 2025, the Company’s controlled/affiliated and non-controlled/affiliated investments were as follows:

	Fair Value as of December 31, 2024	Gross Additions	Gross Reductions	Net Change in Unrealized Appreciation (Depreciation)	Net Realized Gain (Loss)	Fair Value as of December 31, 2025	Dividend and Interest Income
Non-Controlled/Affiliated Investments
Align Precision Group, LLC	$—	$22,717	$—	$—	$—	$22,717	$1,204
Align Precision Group, LLC	—	3,543	(7)	16	—	3,552	275
Align Precision Group, LLC - Class A-3 Units	—	996	—	3,022	—	4,018	—
GSO DL Co-Invest EIS LP (EIS Acquisition Holdings, LP - Class A Common Units)	1,394	—	—	(176)	—	1,218	—
DMS Purchaser, LLC	—	6,462	(13)	—	—	6,449	624
DMS Topco, LLC - Class A Common Units	—	5,432	—	(588)	—	4,844	—
Port Arthur LNG Phase II Intermediate Company, LLC - Class B Units	—	1,079,477	—	(21)	—	1,079,456	13,834
Controlled/Affiliated Investments
CFCo, LLC (Benefytt Technologies, Inc.)	—	—	—	—	—	—	—
Daylight Beta Parent, LLC (Benefytt Technologies, Inc.)	12,744	—	—	(4,459)	—	8,285	—
CFCo, LLC (Benefytt Technologies, Inc.) - Class B Units	—	—	—	—	—	—	—
Pibb Member Holdings, LLC - LP Interest	214,906	—	—	12,772	—	227,678	20,122
Pibb Member, LLC	2,250	—	(100)	43	—	2,193	134
Pigments Services, Inc.	7,699	—	—	(7,699)	—	—	—
Pigments Services, Inc.	11,317	257	—	(4,474)	—	7,100	233
Pigments Holdings, LP - LP Interest	—	—	—	—	—	—	—
Material Holdings, LLC	232,369	10,050	(3,272)	(1,170)	—	237,977	24,949
Material Holdings, LLC	15,566	—	—	(15,566)	—	—	—
Material Holdings, LLC	—	7,906	—	(11)	—	7,895	136
Material+ Holding Company, LLC - Class C Units	—	—	—	—	—	—	—
Blackstone Private Real Estate Credit and Income Fund - Common Shares	—	422,500	—	8,475	—	430,975	11,959
Specialty Lending Company, LLC - LLC Interest	314,967	39,420	—	26,854	—	381,241	11,700
BCRED Emerald JV LP - LP Interest	1,778,800	—	—	(100,055)	—	1,678,745	238,956
BCRED Verdelite JV LP - LP Interest	135,611	—	—	(22,543)	—	113,068	26,842
GSO DL CoInvest CI LP (CustomInk, LLC - Series A Preferred Units)	2,167	—	—	(486)	—	1,681	—
Total	$2,729,790	$1,598,760	$(3,392)	$(106,066)	$—	$4,219,092	$350,968
(17)Loan was on non-accrual status as of December 31, 2025.
(18)These loans are “last-out” portions of loans. The “last-out” portion of the Company’s loan investment generally earns a higher interest rate than the “first-out” portion, and in exchange the “first-out” portion would generally receive priority with respect to payment principal, interest and any other amounts due thereunder over the “last-out” portion.

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)
(19)All securities are exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), including investments in joint ventures but excluding Loar Holdings Inc. - Common Equity, Moderna Inc - Common Stock, and Axsome Therapeutics, Inc. - Common Stock and may be deemed to be “restricted securities.” As of December 31, 2025, the aggregate fair value of these securities is $82,179.6 million, or 172.6% of the Company’s net assets. The initial acquisition dates have been included for such securities.
(20)The interest rate floor on these investments as of December 31, 2025 was 3.00%.
(21)These investments represent investments in investment funds (“Investee Funds”). As of December 31, 2025, details of these Investee Funds by investment strategy, the Company’s unfunded commitment, and redemption restrictions put in place by the Investee Fund were as follows:

Investee Funds	Investee Fund Strategy	Unfunded Commitment	Redemption Frequency	Redemption Lock-up Period	Fund Term	Fair Value
Blackstone Private Real Estate Credit and Income Fund	Real estate credit and income	$—	Quarterly	None	Perpetual	$430,975
Muzinich Enhanced Loan Origination Fund I, LP	Corporate direct lending	31,851	None	None	Nine years	14,939
		$31,851				$445,914
The quarterly redemption frequency as it relates to Blackstone Private Real Estate Credit and Income Fund represents up to 5% of common shares     outstanding (either by number of shares or aggregate net asset value) as of the close of the previous calendar quarter, subject to approval by the Investee Fund’s board of trustees.
ADDITIONAL INFORMATION

Foreign Currency Forward Contracts
Counterparty	Currency Purchased		Currency Sold		Settlement Date	Unrealized Appreciation (Depreciation)
Deutsche Bank AG	USD	588,180	CAD	806,500	03/25/2026	$(1,961)
Deutsche Bank AG	USD	84,951	CHF	66,820	03/25/2026	73
Goldman Sachs Bank USA	USD	88,237	DKK	557,791	03/17/2026	239
BNP Paribas	USD	104,506	EUR	90,200	02/23/2026	(1,581)
Deutsche Bank AG	USD	1,229,268	EUR	1,040,500	03/25/2026	3,818
Deutsche Bank AG	USD	480,194	GBP	358,790	03/25/2026	(2,097)
BNP Paribas	USD	53,583	GBP	40,900	02/23/2026	(1,401)
Goldman Sachs Bank USA	USD	55,426	NOK	562,273	03/17/2026	(322)
BNP Paribas	USD	981	NOK	10,000	02/23/2026	(11)
Goldman Sachs Bank USA	USD	22,850	NZD	39,280	03/17/2026	190
Goldman Sachs Bank USA	USD	180,488	SEK	1,668,034	03/17/2026	(999)
Total Foreign Currency Forward Contracts						$(4,052)

Interest Rate Swaps
Counterparty	Hedged Item	Company Receives	Company Pays		Maturity Date	Notional Amount		Fair Market Value	Upfront Payments / Receipts	Change in Unrealized Appreciation (Depreciation) (1)
Goldman Sachs Bank USA (2)	December 2026 Notes	2.63%	SOFR +	0.26%	12/15/2026		$625,000	$(6,483)	$—	$13,756
Deutsche Bank AG (2)	December 2026 Notes	2.63%	SOFR +	0.26%	12/15/2026	625,000		(6,406)	—	13,678
Deutsche Bank AG (2)	April 2026 UK Bonds	4.87%	SONIA +	2.78%	4/14/2026	GBP	250,000	(1,588)	—	7,193
Sumitomo Mitsui Banking Corporation (2)	May 2027 Notes	5.61%	SOFR +	2.79%	5/3/2027	625,000		(4,848)	—	13,082
Goldman Sachs Bank USA	October 2027 Notes	7.49%	SOFR +	3.72%	10/11/2027	350,000		2,042	—	5,568
Sumitomo Mitsui Banking Corporation	November 2028 Notes	7.30%	SOFR +	3.06%	11/27/2028	500,000		11,138	—	9,188
Goldman Sachs Bank USA (2)	January 2031 Notes	6.25%	SOFR +	2.46%	1/25/2031	250,000		2,884	—	7,164

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Interest Rate Swaps
Counterparty	Hedged Item	Company Receives	Company Pays		Maturity Date	Notional Amount	Fair Market Value	Upfront Payments / Receipts	Change in Unrealized Appreciation (Depreciation) (1)
BNP Paribas US	January 2031 Notes	6.25%	SOFR +	2.47%	1/25/2031	$250,000	$2,784	$—	$7,179
Deutsche Bank AG (2)	July 2029 Notes	5.95%	SOFR +	1.74%	7/16/2029	500,000	13,180	—	10,448
BNP Paribas US	September 2027 Notes	4.95%	SOFR +	1.69%	9/26/2027	400,000	(897)	—	7,893
Sumitomo Mitsui Banking Corporation	April 2030 Notes	5.25%	SOFR +	2.01%	4/1/2030	400,000	(3,604)	—	12,365
Morgan Stanley (2)	November 2029 Notes	5.60%	SOFR +	1.64%	11/22/2029	400,000	7,537	—	9,688
Deutsche Bank AG (2)	November 2034 Notes	6.00%	SOFR +	2.04%	11/22/2034	600,000	7,915	—	15,743
Wells Fargo	November 2034 Notes	6.00%	SOFR +	2.26%	11/22/2034	200,000	(742)	—	5,470
Deutsche Bank AG (2)	January 2032 Notes	6.00%	SOFR +	1.83%	1/29/2032	500,000	15,656	—	15,656
Goldman Sachs Bank USA (2)	January 2032 Notes	6.00%	SOFR +	1.83%	1/29/2032	500,000	15,511	—	15,511
Wells Fargo	November 2028 Notes	7.30%	SOFR +	3.20%	11/27/2028	150,000	2,805	—	2,805
Goldman Sachs Bank USA (2)	March 2031 Notes	5.54%	SOFR +	1.67%	3/25/2031	500,000	8,200	—	8,200
Deutsche Bank AG (2)	March 2033 Notes	5.79%	SOFR +	1.89%	3/25/2033	500,000	7,331	—	7,331
Morgan Stanley (2)	September 2030 Notes	5.05%	SOFR +	1.68%	9/10/2030	250,000	(1,439)	—	(1,439)
BNP Paribas US (2)	September 2030 Notes	5.05%	SOFR +	1.68%	09/10/2030	250,000	(1,477)	—	(1,477)
Deutsche Bank AG (2)	July 2029 Notes	5.95%	SOFR +	2.44%	07/16/2029	400,000	1,172	—	1,172
Wells Fargo	January 2031 Notes	6.25%	SOFR +	2.70%	01/25/2031	100,000	64	—	64
Deutsche Bank AG (2)	January 2032 Notes	5.94%	SOFR +	2.41%	01/08/2032	210,000	(640)	—	(640)
Total Interest Rate Swaps							$70,095	$—	$185,598
(1)For interest rate swaps designated in qualifying hedge relationships, the change in fair value is recorded in Interest expense in the Consolidated Statements of Operations.
(2)Centrally cleared interest rate swap. All other interest rate swaps are bilateral.
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

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
IT Services (continued)
Redwood Services Group, LLC	(4)(10)	SOFR +	6.25%	10.68%	6/15/2022	6/15/2029		$62,103	$61,153	$62,103	0..16%
Redwood Services Group, LLC	(4)(5)(7)(10)	SOFR +	5.75%	10.18%	2/5/2024	6/15/2029	5,447		5,357	5,394	0.01
Turing Holdco, Inc.	(4)(6)(8)	E +	6.00%	9.72% (incl. 2.50% PIK)	10/14/2021	9/28/2028	EUR	17,168	19,509	17,561	0.05
Turing Holdco, Inc.	(4)(6)(8)	E +	6.00%	9.33% (incl. 2.50% PIK)	10/14/2021	8/3/2028	EUR	6,541	7,499	6,691	0.02
Turing Holdco, Inc.	(4)(6)(8)	SOFR +	6.00%	10.93% (incl. 2.50% PIK)	10/14/2021	10/16/2028	6,627		6,941	6,544	0.02
Turing Holdco, Inc.	(4)(6)(8)	SOFR +	6.00%	10.75% (incl. 2.50% PIK)	10/14/2021	9/28/2028	13,315		13,111	13,149	0.03
Turing Holdco, Inc.	(4)(5)(6)(7)(10)	S +	6.00%	10.82% (incl. 2.50% PIK)	5/3/2024	8/3/2028	GBP	23,550	28,815	29,113	0.07
Turing Holdco, Inc.	(4)(6)(7)(10)	SOFR +	6.00%	10.61% (incl. 2.50% PIK)	5/3/2024	8/3/2028	31,297		30,506	30,906	0.08
Virtusa Corp.	(10)	SOFR +	3.25%	7.61%	6/21/2024	2/15/2029	14,863		14,880	14,986	0.04
									2,991,804	3,000,918	7.74
Life Sciences Tools & Services
Creek Parent Inc.	(4)(7)(10)	SOFR +	5.25%	9.63%	12/17/2024	12/18/2031	133,351		130,696	130,682	0.34
Falcon Parent Holdings, Inc.	(4)(5)(7)(10)	SOFR +	5.00%	9.53%	11/6/2024	11/6/2031	83,598		81,466	81,921	0.21
Jupiter Bidco Limited	(4)(6)(7)(9)	E +	6.25%	8.93%	8/5/2022	8/27/2029	EUR	5,922	2,349	4,380	0.01
Jupiter Bidco Limited	(4)(6)(10)	SOFR +	6.25%	10.58%	8/5/2022	8/27/2029	88,177		86,420	71,864	0.18
LSCS Holdings, Inc.	(9)	SOFR +	4.50%	8.86%	12/16/2021	12/16/2028	7,927		7,904	7,992	0.02
Packaging Coordinators Midco, Inc.	(10)	SOFR +	3.25%	7.84%	5/28/2024	11/30/2027	1,853		1,853	1,863	0.00
PAREXEL International Inc/Wilmington	(9)	SOFR +	3.00%	7.36%	7/25/2024	11/15/2028	1,893		1,893	1,909	0.00
									312,581	300,611	0.76

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

Blackstone Private Credit Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Software (continued)
Magnesium BorrowerCo, Inc.	(4)(10)	S +	5.00%	9.70%	5/19/2022	5/18/2029	GBP	101,084	$124,317	$126,547	0.33%
Magnesium BorrowerCo, Inc.	(4)(10)	SOFR +	5.00%	9.36%	5/19/2022	5/18/2029		$1,045,747	1,029,015	1,045,747	2.69
Magnesium BorrowerCo, Inc.	(4)(10)	SOFR +	5.00%	9.36%	3/21/2024	5/18/2029		29,263	28,958	29,263	0.08
Mandolin Technology Intermediate Holdings, Inc.	(4)(9)	SOFR +	3.75%	8.23%	7/30/2021	7/31/2028		75,951	75,367	65,698	0.17
Mandolin Technology Intermediate Holdings, Inc.	(4)(9)	SOFR +	6.25%	10.73%	6/9/2023	6/9/2030		62,053	60,605	59,571	0.15
Mandolin Technology Intermediate Holdings, Inc.	(4)(5)(8)	SOFR +	3.75%	8.10%	7/30/2021	7/31/2026		10,800	10,766	9,342	0.02
Maverick Bidco Inc.	(10)	SOFR +	3.75%	8.49%	5/18/2021	5/18/2028		16,491	16,451	16,519	0.04
Maverick Bidco Inc.	(4)(5)(10)	SOFR +	5.00%	9.69%	5/26/2023	5/18/2028		69,336	67,630	69,336	0.18
Maverick Bidco Inc.	(4)(5)(7)(10)	SOFR +	4.75%	9.44%	8/16/2024	5/18/2028		57,477	56,225	56,842	0.15
McAfee Corp.	(6)(9)	SOFR +	3.00%	7.37%	5/31/2024	3/1/2029		29,722	29,722	29,785	0.08
Medallia, Inc.	(4)(10)	SOFR +	6.50%	10.85% (incl. 4.00% PIK)	10/28/2021	10/29/2028		865,826	857,296	813,876	2.09
Medallia, Inc.	(4)(10)	SOFR +	6.50%	10.85% (incl. 4.00% PIK)	8/16/2022	10/29/2028		213,607	211,054	200,791	0.52
Mitnick Purchaser, Inc.	(9)(18)	SOFR +	4.50%	9.19%	5/2/2022	5/2/2029		11,616	11,580	10,860	0.03
Monk Holding Co.	(4)(10)(18)	SOFR +	5.50%	9.93%	12/1/2021	12/1/2027		10,944	10,816	10,944	0.03
Monk Holding Co.	(4)(7)(10)	SOFR +	5.50%	9.93%	12/1/2021	12/1/2027		5,430	5,273	5,127	0..01
MRI Software, LLC	(4)(5)(11)	SOFR +	4.75%	9.08%	12/19/2023	2/10/2027		50,702	50,331	50,575	0.13
MRI Software, LLC	(11)	SOFR +	4.75%	9.08%	1/7/2021	2/10/2027		182,989	182,001	183,446	0.47
MRI Software, LLC	(4)(7)(11)	SOFR +	4.75%	9.08%	8/27/2024	2/10/2027		11,505	11,175	10,523	0.03
NAVEX TopCo, Inc.	(4)(7)(10)	SOFR +	5.50%	9.88%	11/9/2023	11/9/2030		99,892	98,085	99,892	0.26
Nintex Topco Limited	(4)(6)(8)	SOFR +	6.00%	10.76% (incl. 1.50% PIK)	11/12/2021	11/13/2028		678,009	670,625	630,549	1.62
Noble Midco 3 Ltd	(4)(5)(6)(7)(10)	SOFR +	5.00%	9.33%	6/10/2024	6/24/2031		39,181	38,728	39,135	0.10
Optimizely North America Inc	(4)(5)(10)	S +	5.50%	10.20%	10/30/2024	10/30/2031	GBP	2,135	2,742	2,646	0.01
Optimizely North America Inc	(4)(5)(10)	E +	5.25%	8.11%	10/30/2024	10/30/2031	EUR	7,118	7,654	7,299	0.02
Optimizely North America Inc	(4)(5)(7)(10)	SOFR +	5.00%	9.36%	10/30/2024	10/30/2031		20,286	20,058	20,053	0.05

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
The Company is externally managed by Blackstone Private Credit Strategies LLC (the “Adviser”) and Blackstone Credit BDC Advisors LLC (the “Sub-Adviser” and, together with the Adviser, the “Advisers”). The Advisers are affiliates of Blackstone Alternative Credit Advisors LP (the “Sub-Administrator” and, collectively with its affiliates in the credit, asset based finance and insurance asset management business unit of Blackstone Inc. (“Blackstone”), “Blackstone Credit & Insurance,” or “BXCI”). Additionally, Blackstone Private Credit Strategies LLC, in its capacity as the administrator to the Company (in such capacity, the “Administrator” and, together with the Sub-Administrator, the “Administrators”), and the Sub-Administrator provide certain administrative and other services necessary for the Company to operate pursuant to an administration agreement between the Administrator and the Company (the “Administration Agreement”) and a sub-administration agreement between the Administrator and the Sub-Administrator (the “Sub-Administration Agreement,” and together with the Administration Agreement, the “Administration Agreements”), respectively. From commencement through December 31, 2024, Blackstone Credit BDC Advisors LLC served as the Company’s investment adviser (in such capacity, the “Prior Adviser”) and Blackstone Alternative Credit Advisors LP served as the Company’s administrator (in such capacity, the “Prior Administrator”).
The Company was formed to invest primarily in originated loans and other securities, including broadly syndicated loans, of U.S. private companies. The Company’s investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation. Under normal circumstances, the Company will invest at least 80% of its total assets (net assets plus borrowings for investment purposes) in private credit investments (loans, bonds and other credit instruments that are issued in private offerings or issued by private companies). Under normal circumstances, the Company expects that the majority of its portfolio will be in privately originated and privately negotiated investments, predominantly direct lending to U.S. private companies through (i) first lien senior secured and unitranche loans (including first-out/last-out loans) and (ii) second lien, unsecured, subordinated or mezzanine loans and structured credit, as well as broadly syndicated loans (for which the Company may serve as an anchor investor), club deals (generally investments made by a small group of investment firms) and other debt and equity securities (the investments described in this sentence, collectively, “Private Credit”). To a lesser extent, the Company may also invest in publicly traded securities of large corporate issuers. The Company expects that such investments will generally be liquid, and may be used for the purposes of maintaining liquidity for the Company’s share repurchase program and cash management, while also presenting an opportunity for attractive investment returns.
The Company offers on a continuous basis up to $45.0 billion of common shares of beneficial interest (“Common Shares”) pursuant to an offering registered with the Securities and Exchange Commission (“SEC”). The Company offers to sell any combination of three classes of Common Shares, Class I shares, Class S shares and Class D shares, with a dollar value up to the maximum offering amount. The share classes have different ongoing shareholder servicing and/or distribution fees. The purchase price per share for each class of Common Shares equals the net asset value (“NAV”) per share, as of the effective date of the monthly share purchase date. Blackstone Securities Partners L.P. (the “Intermediary Manager”) will use its best efforts to sell shares, but is not obligated to purchase or sell any specific amount of shares in the offering. The Company also engages in private offerings of its Common Shares, including to affiliates that are registered under the 1940 Act or regulated as BDCs under the 1940 Act.
The year ended December 31, 2021 represents the period from January 7, 2021 (commencement of operations) to December 31, 2021.

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Note 2. Significant Accounting Policies
Basis of Presentation
The consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the requirements for reporting on Form 10-K and Article 6 of Regulation S-X. As an investment company, the Company applies the accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services — Investment Companies (“ASC 946”) issued by the Financial Accounting Standards Board (“FASB”).
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
As of December 31, 2025, the Company’s consolidated subsidiaries were BCRED Bard Peak Funding, LLC (“Bard Peak Funding”), BCRED Bear Peak Funding LLC (“Bear Peak Funding”), BCRED Bison Peak Funding LLC (“Bison Peak Funding”), BCRED Blanca Peak Funding LLC (“Blanca Peak Funding”), BCRED Borah Peak Funding LLC, BCRED Bushnell Peak Funding LLC (“Bushnell Peak Funding”), BCRED Castle Peak Funding LLC (“Castle Peak Funding”), BCRED Denali Peak Funding LLC (“Denali Peak Funding”), BCRED Gannett Peak Funding LLC, BCRED Granite Peak Funding LLC (“Granite Peak Funding”), BCRED Haydon Peak Funding LLC (“Haydon Peak Funding”), BCRED Jacque Peak Funding LLC, BCRED Maroon Peak Funding LLC, BCRED Meridian Peak Funding LLC (“Meridian Peak Funding”), BCRED Middle Peak Funding LLC (“Middle Peak Funding”), BCRED Monarch Peak Funding LLC (“Monarch Peak Funding”), BCRED Naomi Peak Funding LLC, BCRED Phoenix Peak Funding LLC (“Phoenix Peak Funding”), BCRED Summit Peak Funding LLC (“Summit Peak Funding”), BCRED Twin Peaks LLC (“Twin Peaks”), BCRED Windom Peak Funding GP LLC, BCRED Windom Peak Funding LP (“Windom Peak Funding”), BCRED BSL WH 2022-1 Funding LLC, BCRED Investments LLC, BCRED X Holdings LLC, BX Frontier Member II LLC, BCRED BSL CLO 2021-2, Ltd., BCRED BSL CLO 2021-2, LLC, BCRED BSL CLO 2022-1 Ltd., BCRED BSL CLO 2022-1 LLC, BCRED MML CLO 2021-1 LLC, BCRED MML CLO 2022-1 LLC, BCRED MML CLO 2022-2 LLC, BCRED CLO 2023-1 Depositor LLC (“2023-1 Depositor”), BCRED CLO 2023-1 LLC, BCRED CLO 2024-1 Depositor LLC (“2024-1 Depositor”), BCRED CLO 2024-1 LLC, BCRED CLO 2024-2 Depositor LLC (“2024-2 Depositor”), BCRED CLO 2024-2 LLC, BCRED CLO 2025-1 LLC, BCRED CLO 2025-1 Depositor LLC (“2025-1 Depositor”), BCRED Lender Finance 2025-1 LLC, BCRED Lender Finance 2025-1 Depositor LLC (“Lender Finance 2025-1 Depositor”), BCRED BSL Static CLO 2025-1, Ltd. (“2025-1 BSL Issuer”), BCRED BSL Static CLO 2025-1, LLC, BCRED Associates GP (Lux) S.à r.l, BCRED Direct Lending I (Lux) SCSp, BCRED C-1 LLC, BCRED C-2 Funding LLC, BCRED C-3 Funding LLC, BCRED Lender Finance 2025-2 Depositor LLC and BCRED Lender Finance 2025-2 LLC (“2025-2 Lender Finance”).
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

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The Advisers will generally utilize approaches including the market approach, the income approach or both approaches, as appropriate, when calculating EV. The primary method for determining EV for non-control investments, and control investments without reliable projections, uses a multiple analysis whereby appropriate multiples are applied to the portfolio company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) or another key financial metric (e.g., such as revenues, cash flows or net income) (“Performance Multiple”). Performance Multiples are typically determined based upon a review of publicly-traded comparable companies and market comparable transactions, if any. The second method for determining EV (and primary method for control investments with reliable projections) uses a discounted cash flow analysis whereby future expected cash flows and the anticipated terminal value of the portfolio company are discounted to determine a present value using estimated discount rates. The income approach is generally used when the Advisers have visibility into the long term projected cash flows of a portfolio company.
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
From time to time, the Company may enter into forward currency contracts which is an obligation between two parties to purchase or sell a specific currency for an agreed-upon price at a future date. The Company utilizes forward currency contracts to economically hedge the currency exposure associated with certain foreign currency denominated assets and liabilities of the Company. The use of forward currency contracts does not eliminate fluctuations in the price of the underlying debt the Company has, but establishes a rate of exchange in advance. Fluctuations in the value of these contracts are measured by the difference in the exchange rates on the contract date and reporting date and are recorded as net change in unrealized appreciation (depreciation). The fair value of the foreign currency forwards is included as Derivative assets at fair value or Derivative liabilities at fair value on the Company’s Consolidated Statements of Assets and Liabilities. Changes in the fair value of the foreign currency forwards are presented in Net change in unrealized appreciation (depreciation): Derivative instruments and Net realized gains (losses): Derivative instruments in the Consolidated Statements of Operations.
Additionally, the Company uses interest rate swaps to mitigate interest rate risk associated with the Company’s fixed rate liabilities. The fair value of the interest rate swaps are included as Derivative assets at fair value or Derivative liabilities at fair value on the Company’s Consolidated Statements of Assets and Liabilities. Changes in fair value of interest rate swaps entered into by the Company and not designated as hedging instruments are presented in Net realized gains (losses) and Net change in unrealized appreciation (depreciation) in the Consolidated Statements of Operations. The Company designated certain interest rate swaps as the hedging instrument in a qualifying fair value hedge accounting relationship, and therefore the change in fair value of the hedging instrument and hedged item are recorded in Interest expense and recognized as components of Interest expense in the Consolidated Statements of Operations. The change in fair value of the interest rate swap is offset by a change in the carrying value of the fixed rate debt.

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
Revenue Recognition
Interest Income
Interest income is recorded on an accrual basis and includes the accretion of discounts and amortizations of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. The amortized cost of debt investments represents the original cost, including loan origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period. For the years ended December 31, 2025, 2024 and 2023, the Company recorded $93.9 million, $51.6 million and $19.1 million, respectively, in non-recurring interest income (e.g., prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts).
PIK Income
The Company has investments in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest or non-cash dividends that are accrued and recorded as interest or dividend income at the contractual rates, increases the principal on the respective capitalization dates, and is generally due at maturity. Such income is included in Payment-in-kind interest income or Non-cash dividend income in the Consolidated Statements of Operations. If at any point the Company expects that PIK will not be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are generally reversed through Payment-in-kind interest income or Non-cash dividend income. To satisfy the Company’s annual RIC distribution requirements, this non-cash source of income must be included in determining the amounts to be paid out to shareholders in the form of dividends, even though the Company has not yet collected cash.

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
Other Income
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
Deferred Financing Costs and Debt Issuance Costs
Deferred financing and debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings and debt issuance costs include premiums and discounts to the par value of the respective instruments. These expenses and adjustments are deferred and amortized into interest expense over the life of the related debt instrument. Deferred financing costs related to revolving credit facilities are presented separately as an asset on the Company’s Consolidated Statements of Assets and Liabilities. Debt issuance costs, including premiums and discounts to par, related to any issuance of installment debt or notes are presented net against the outstanding debt balance of the related security.
Income Taxes
The Company has elected to be treated as a BDC under the 1940 Act. The Company also has elected to be treated as a RIC under the Code. So long as the Company maintains its tax treatment as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as dividends. Rather, any tax liability related to income earned and distributed by the Company would represent obligations of the Company’s investors and would not be reflected in the consolidated financial statements of the Company.

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. Management has analyzed the Company’s tax positions taken, or to be taken, on federal income tax returns for all open tax years, and has concluded that there are no material uncertain tax positions through December 31, 2025. As applicable, the Company’s federal tax returns are subject to examination by the Internal Revenue Service for a period of three fiscal years after they are filed.
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
For the years ended December 31, 2025, 2024 and 2023, the Company incurred $18.1 million, $33.7 million and $32.8 million, respectively, of U.S. federal excise tax.
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
Recent Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” (“ASU 2023-09”), which enhances the income tax disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, and is to be applied prospectively, with an option for retrospective application. The Company adopted ASU 2023-09 effective December 31, 2025 and the adoption did not have a material impact on the Company’s consolidated financial statements. See “Note 13. Income Taxes” for further information on the adoption of ASU 2023-09.

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
For the years ended December 31, 2025, 2024 and 2023, base management fees were $566.6 million, $432.4 million and $316.2 million, respectively. As of December 31, 2025 and December 31, 2024, $153.1 million and $120.1 million, respectively, was payable to the Adviser and the Prior Adviser, as applicable relating to management fees.

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Incentive Fees
The incentive fees consist of two components that are determined independently of each other, with the result that one component may be payable even if the other is not. One component is based on income and the other component is based on capital gains, each as described below:
(i) Income Based Incentive Fee
The first component of the incentive fees, an income based incentive fee, is based on the Company’s Pre-Incentive Fee Net Investment Income Returns. “Pre-Incentive Fee Net Investment Income Returns” means, as the context requires, either the dollar value of, or percentage rate of return on, the value of the Company’s net assets at the end of the immediately preceding quarter from interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses accrued for the quarter (including the management fee, expenses payable under the Administration Agreement, and any interest expense or fees on any credit facilities or outstanding debt and dividends paid on any issued and outstanding preferred shares, but excluding the incentive fee and any shareholder servicing and/or distribution fees).
Pre-Incentive Fee Net Investment Income Returns include, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero-coupon securities), accrued income that the Company has not yet received in cash. Pre-Incentive Fee Net Investment Income Returns excludes any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The Company excludes the impact of expense support payments and recoupments from Pre-Incentive Fee Net Investment Income Returns. Shareholders may be charged a fee on an income amount that is higher than the income shareholders may ultimately receive.
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
For the years ended December 31, 2025, 2024 and 2023, the Company accrued income based incentive fees of $626.7 million, $543.7 million and $446.9 million, respectively. As of December 31, 2025 and December 31, 2024, there was $162.5 million and $144.7 million, respectively, payable to the Adviser and the Prior Adviser, as applicable, for income based incentive fees.

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
(ii) Capital Gains Based Incentive Fee
The second component of the incentive fees, the capital gains based incentive fee, is determined and payable in arrears as of the end of each calendar year in an amount equal to 12.5% of cumulative realized capital gains from inception through the end of such calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains based incentive fees as calculated in accordance with GAAP.
For the years ended December 31, 2025, 2024 and 2023, the Company accrued no capital gains based incentive fees. As of December 31, 2025 and December 31, 2024, no amount was payable to the Adviser and the Prior Adviser, as applicable, for capital gains based incentive fees.
Administration Agreements
On October 5, 2020, the Company entered into the original administration agreement with the Prior Administrator (the “Prior Administration Agreement”). On November 7, 2024, the Board approved the termination of the Prior Administration Agreement, effective December 31, 2024, and the entry into the Administration Agreement between the Company and the Administrator, effective January 1, 2025. Accordingly, effective January 1, 2025, the Administrator became the Company’s administrator pursuant to the Administration Agreement. Further, on November 7, 2024, the Board approved the Sub-Administration Agreement between the Administrator, on behalf of the Company, and the Sub-Administrator. Accordingly, effective January 1, 2025, the Sub-Administrator become one of the Company’s sub-administrators pursuant to the Sub-Administration Agreement. To acknowledge the change of the administrator, the Board also approved the assignment of the third party sub-administration agreement (the “State Street Sub-Administration Agreement”) with State Street Bank and Trust Company (the “State Street Sub- Administrator”) from the Prior Administrator to the Administrator, effective January 1, 2025. These changes did not result in any change in the aggregate fees paid by the Company. Further, the nature and level of services provided to the Company remain the same, as well as the personnel that provide administrative services to the Company on behalf of the Administrators.
Under the terms of the Administration Agreements, the Administrators provide, or oversee the performance of, administrative and compliance services, including, but not limited to, maintaining financial records, overseeing the calculation of NAV, compliance monitoring (including diligence and oversight of the Company’s other service providers), preparing reports to shareholders and reports filed with the SEC and other regulators, preparing materials and coordinating meetings of the Board, managing the payment of expenses, the payment and receipt of funds for investments and the performance of administrative and professional services rendered by others and providing office space, equipment and office services. The Company will reimburse the Administrator for certain costs and expenses incurred by the Administrators in performing their obligations under the Administration Agreements. Such reimbursement will include the Company’s allocable portion of compensation and other expenses incurred by the Administrators in performing their administrative obligations under the Administration Agreements, including but not limited to: (i) the Company’s chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, operations and other non-investment professionals at the Administrators that perform duties for the Company; and (iii) any internal audit group personnel of Blackstone or any of its affiliates, subject to the limitations described in the Advisory Agreements and the Administration Agreements.
In addition, pursuant to the terms of the Administration Agreements, the Administrators may delegate their obligations under the Administration Agreements to an affiliate or to a third party and we will reimburse the Administrator, and the Administrator will reimburse the Sub-Administrator, for any services performed for the Company by such affiliate or third party. Under the Sub-Administration Agreement, the Administrator will reimburse the Sub-Administrator for certain costs and expenses incurred by the Sub-Administrator in performing its obligations under the Sub-Administration Agreement. The costs and expenses of the Sub-Administrator that are eligible for reimbursement by the Administrator will be reasonably allocated to the Company on the basis of time spent, assets under management, usage rates, proportionate holdings, a combination thereof or other reasonable methods determined by the Administrator. The Administrator has outsourced, and may continue to outsource, certain administrative duties provided to the Company to third parties, and the Administrator will pay the third parties accordingly. State Street Bank and Trust Company serves as the Company’s third-party sub-administrator. The Administrator has utilized, and in the future will continue to utilize, the State Street Sub-Administrator to assist in the provision of administrative services. The State Street Sub-Administrator receives compensation from the Administrator for its sub-administrative services under the State Street Sub-Administration Agreement.

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
For the years ended December 31, 2025, 2024 and 2023, the Company incurred $11.4 million, $6.7 million and $6.7 million, respectively, in expenses under the Administration Agreement or the Prior Administration Agreement, as applicable, which were recorded in Administrative service expenses in the Company’s Consolidated Statements of Operations.
As of December 31, 2025 and December 31, 2024, $3.6 million and $3.2 million, respectively, was unpaid and included in Due to affiliates in the Consolidated Statements of Assets and Liabilities.
State Street Sub-Administration Agreement and Custody Agreement
On October 5, 2020, the Prior Administrator entered into the State Street Sub-Administration Agreement with the State Street Sub-Administrator under which the State Street Sub-Administrator provides various accounting and administrative services to the Company. The State Street Sub-Administrator also serves as the Company’s custodian. On November 7, 2024, the Board approved the assignment of the State Street Sub-Administration Agreement from the Prior Administrator to the Administrator, effective January 1, 2025. The initial term of the State Street Sub-Administration Agreement was two years from the effective date and after expiration of the initial term and the State Street Sub-Administration Agreement shall automatically renew for successive one-year periods, unless a written notice of non-renewal is delivered no later than 120 days prior to the expiration of the initial term or renewal term.
Intermediary Manager Agreement
On October 5, 2020, the Company entered into an intermediary manager agreement (the “Intermediary Manager Agreement”) with Blackstone Securities Partners L.P., an affiliate of the Advisers. Pursuant to the Intermediary Manager Agreement, no upfront transaction fee will be paid with respect to Class I shares, Class S shares or Class D shares, however, if shareholders purchase Class S shares or Class D shares through certain financial intermediaries, they may directly charge shareholders transaction or other fees, including upfront placement fees or brokerage commissions, in such amount as they may determine, provided that selling agents limit such charges to a 3.5% cap on NAV for Class S shares and 1.5% cap on NAV for Class D shares. Under the terms of the Intermediary Manager Agreement, the Intermediary Manager will serve as the intermediary manager for the Company’s public offering of its Common Shares. The Intermediary Manager will be entitled to receive shareholder servicing and/or distribution fees monthly in arrears at an annual rate of 0.85% and 0.25% of the value of the Company’s net assets attributable to Class S and Class D shares, respectively, as of the beginning of the first calendar day of the month. No shareholder servicing and/or distribution fees will be paid with respect to Class I shares. The shareholder servicing and/or distribution fees will be payable to the Intermediary Manager, but the Intermediary Manager anticipates that all of the shareholder servicing fees and/or distribution fees will be retained by, or reallowed (paid) to, participating brokers.
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
The Intermediary Manager Agreement may be terminated at any time, without the payment of any penalty, by vote of a majority of the Independent Trustees and a majority of the trustees, who have no direct or indirect financial interest in the operation of the Company’s distribution plan or the Intermediary Manager Agreement or by vote of a majority of the outstanding voting securities of the Company, on not more than 60 days’ written notice to the Intermediary Manager or the Adviser. The Intermediary Manager Agreement will automatically terminate in the event of its assignment, as defined in the 1940 Act.
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
The Intermediary Manager will reallow (pay) all of the shareholder servicing and/or distribution fees to participating brokers and servicing brokers for ongoing shareholder services performed by such brokers, and will waive shareholder servicing and/or distribution fees to the extent a broker is not eligible to receive it for failure to provide such services. All or a portion of the shareholder servicing and/or distribution fee may be used to pay for sub-transfer agency, sub-accounting and certain other administrative services. The Company also may pay for these sub-transfer agency, sub-accounting and certain other administrative services outside of the shareholder servicing and/or distribution fees and its Distribution and Servicing Plan. Because the shareholder servicing and/or distribution fees with respect to Class S shares and Class D shares are calculated based on the aggregate NAV for all of the outstanding shares of each such class, it reduces the NAV with respect to all shares of each such class, including shares issued under the Company’s distribution reinvestment plan.
Eligibility to receive the shareholder servicing and/or distribution fee is conditioned on a broker providing the following ongoing services with respect to the Class S or Class D shares: assistance with recordkeeping, answering investor inquiries regarding the Company, including regarding distribution payments and reinvestments, helping investors understand their investments upon their request, and assistance with share repurchase requests. If the applicable broker is not eligible to receive the shareholder servicing and/or distribution fee due to failure to provide these services, the Intermediary Manager will waive the shareholder servicing and/or distribution fee that the broker would have otherwise been eligible to receive. The shareholder servicing and/or distribution fees are ongoing fees that are not paid at the time of purchase.
For the year ended December 31, 2025, the Company accrued shareholder servicing and/or distribution fees of $120.4 million and $1.6 million which were attributable to Class S and Class D shares, respectively.
For the year ended December 31, 2024, the Company accrued shareholder servicing and/or distribution fees of $96.1 million and $1.2 million which were attributable to Class S and Class D shares, respectively.

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
For the year ended December 31, 2023, the Company accrued shareholder servicing and/or distribution fees of $68.9 million and $1.1 million which were attributable to Class S and Class D shares, respectively.
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
For the years ended December 31, 2025, 2024 and 2023, the Sub-Adviser made no Expense Payments and there were no Reimbursement Payments made to the Sub-Adviser.
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
On October 11, 2021, a wholly-owned subsidiary of the Company and a third-party investor entered into a limited liability company agreement with SLC. SLC is a specialty finance company focused on investing in consumer credit and is led by a management team with deep expertise in the consumer finance industry. The investment in SLC allows the Company to gain exposure to a different asset class than its core investing focus of senior secured lending to U.S. private companies. As of December 31, 2025 and December 31, 2024, the wholly-owned subsidiary of the Company had committed $405.0 million. As of December 31, 2025 and December 31, 2024, $33.0 million and $72.4 million of capital remained uncalled from the Company, respectively. The Company does not consolidate its equity interest in SLC.
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
Note 4. Investments
The composition of the Company’s investment portfolio at cost and fair value was as follows:

	December 31, 2025			December 31, 2024
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$73,980,617	$73,345,369	89.2%	$62,076,029	$61,455,274	89.8%
Second lien debt	3,296,882	3,262,537	4.0	2,790,046	2,723,460	3.9
Unsecured debt	80,808	79,427	0.1	179,863	177,801	0.3
Structured finance obligations - debt instruments	501,804	501,333	0.6	582,324	590,509	0.9
Structured finance obligations - equity instruments	331,279	301,610	0.4	137,250	141,139	0.2
Investments in joint ventures	1,932,706	1,791,813	2.2	1,932,706	1,914,411	2.8
Equity and other (1)	2,792,145	2,917,257	3.5	1,287,453	1,417,183	2.1
Total	$82,916,241	$82,199,346	100.0%	$68,985,671	$68,419,777	100.0%
(1)Includes equity investment in SLC
The industry composition of investments at fair value was as follows:

	December 31, 2025	December 31, 2024
Aerospace & Defense	2.0%	1.2%
Air Freight & Logistics	1.5	1.8
Airlines (2)(3)	0.0	0.0
Auto Components (3)	0.1	0.0
Beverages	0.1	0.1
Biotechnology (3)	0.2	0.0
Broadline Retail (2)(3)	0.0	0.0
Building Products	0.8	1.3
Capital Markets	0.3	0.3
Chemicals	0.3	0.4
Commercial Services & Supplies	7.4	6.1
Construction & Engineering	1.9	1.1
Construction Materials (2)(3)	0.0	0.0
Consumer Staples Distribution & Retail	0.1	—
Containers & Packaging	0.1	0.2
Distributors	0.5	0.9
Diversified Consumer Services	2.8	3.3
Diversified REITs (2)(3)	0.0	0.0
Diversified Telecommunication Services	0.1	0.4
Electric Utilities	0.4	0.2
Electrical Equipment	1.3	0.8
Electronic Equipment, Instruments & Components	1.1	1.1
Energy Equipment & Services (2)	0.0	0.1

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

	December 31, 2025	December 31, 2024
Entertainment (2)(3)	0.0%	0.0%
Financial Services (1)	3.0	2.3
Food Products (2)(3)	0.0	0.0
Gas Utilities (2)	0.0	—
Ground Transportation	0.2	0.2
Health Care Equipment & Supplies	0.7	1.1
Health Care Providers & Services	7.9	9.3
Health Care Technology	6.5	4.6
Hotels, Restaurants & Leisure	0.3	0.2
Household Durables	0.1	0.1
Independent Power and Renewable Electricity Producers (2)	0.0	—
Industrial Conglomerates	0.3	0.3
Insurance	6.1	7.0
Interactive Media & Services	0.9	0.9
Internet & Direct Marketing Retail	—	1.5
Investments in Joint Ventures	2.2	2.8
IT Services	4.9	4.7
Life Sciences Tools & Services	0.7	0.6
Machinery	0.3	0.3
Marine	0.4	0.4
Media	1.0	0.5
Metals & Mining (2)(3)	0.0	0.0
Oil, Gas & Consumable Fuels	1.7	0.5
Paper & Forest Products	0.1	0.1
Pharmaceuticals	0.7	0.8
Professional Services	10.7	10.9
Real Estate Management & Development	1.2	1.0
Semiconductors & Semiconductor Equipment (2)	0.0	—
Software	25.7	27.3
Specialty Retail	0.1	0.2
Technology Hardware, Storage & Peripherals	0.1	0.1
Trading Companies & Distributors	0.4	0.5
Transportation Infrastructure	2.5	2.4
Wireless Telecommunication Services	0.3	0.1
Total	100.0%	100.0%
(1)Includes equity investment in SLC.
(2)Amount rounds to less than 0.1% as of December 31, 2025.
(3)Amount rounds to less than 0.1% as of December 31, 2024.

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The geographic composition of investments at cost and fair value was as follows:

	December 31, 2025
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$70,395,937	$69,480,163	84.5%	145.9%
Europe	9,986,806	10,235,985	12.5	21.5
Bermuda/Cayman Islands	1,651,012	1,626,419	2.0	3.4
Canada	717,684	694,692	0.8	1.5
Australia/New Zealand	98,511	94,798	0.1	0.2
Asia	66,291	67,289	0.1	0.1
Total	$82,916,241	$82,199,346	100.0%	172.6%

	December 31, 2024
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$58,715,654	$58,382,736	85.3%	150.3%
Europe	7,973,168	7,763,312	11.3	20.0
Bermuda/Cayman Islands	1,620,670	1,634,770	2.4	4.2
Canada	618,302	582,731	0.9	1.5
Asia	35,315	35,496	0.1	0.1
Australia/New Zealand	22,562	20,732	0.0	0.1
Total	$68,985,671	$68,419,777	100.0%	176.2%
As of December 31, 2025 and 2024, nine borrowers (across sixteen loans) and nine borrowers (across twelve loans) in the portfolio were on non-accrual status, respectively.
As of December 31, 2025 and December 31, 2024, on a fair value basis, 99.7% of performing debt investments bore interest at a floating rate and 0.3% of performing debt investments bore interest at a fixed rate.

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Note 5. Fair Value Measurements
The following tables present the fair value hierarchy of financial instruments:

	December 31, 2025
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$4,559,314	$68,786,055	$73,345,369
Second lien debt	—	783,278	2,479,259	3,262,537
Unsecured debt	—	21,611	57,816	79,427
Structured finance obligations - debt instruments	—	—	501,333	501,333
Structured finance obligations - equity instruments	—	—	301,610	301,610
Equity and other (1)	19,774	133	2,897,350	2,917,257
Total	19,774	5,364,336	75,023,423	80,407,533
Investments Measured at NAV (2)	—	—	—	1,791,813
Total investments	$19,774	$5,364,336	$75,023,423	$82,199,346

	December 31, 2024
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$4,300,303	$57,154,971	$61,455,274
Second lien debt	—	635,141	2,088,319	2,723,460
Unsecured debt	—	20,686	157,115	177,801
Structured finance obligations - debt instruments	—	—	590,509	590,509
Structured finance obligations - equity instruments	—	—	141,139	141,139
Equity and other (1)	66,050	376	1,350,757	1,417,183
Total	66,050	4,956,506	61,482,810	66,505,366
Investments Measured at NAV (2)	—	—	—	1,914,411
Total investments	$66,050	$4,956,506	$61,482,810	$68,419,777
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
The following tables present changes in the fair value of financial instruments for which Level 3 inputs were used to determine the fair value:

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

	For the Year Ended December 31, 2025
	First Lien Debt	Second Lien Debt	Unsecured Debt	Structured Finance Obligations - Debt Instruments	Structured Finance Obligations - Equity Instruments	Equity and other	Total
Fair value, beginning of period	$57,154,971	$2,088,319	$157,115	$590,509	$141,139	$1,350,757	$61,482,810
Purchases of investments	21,630,632	530,700	39,323	146,486	233,648	1,649,237	24,230,026
Proceeds from principal repayments and sales of investments	(10,339,582)	(167,860)	(138,780)	(228,957)	(39,648)	(139,538)	(11,054,365)
Accretion of discount (amortization of premium)	243,732	6,560	277	371	(8)	633	251,565
Net realized gain (loss)	(146,187)	(16,785)	—	1,580	37	1,830	(159,525)
Net change in unrealized appreciation (depreciation)	2,471	38,325	(119)	(8,656)	(33,558)	34,431	32,894
Transfers into Level 3 (1)	250,002	—	—	—	—	—	250,002
Transfers out of Level 3 (1)	(9,984)	—	—	—	—	—	(9,984)
Fair value, end of period	$68,786,055	$2,479,259	$57,816	$501,333	$301,610	$2,897,350	$75,023,423
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of December 31, 2025 included in net change in unrealized appreciation (depreciation) on the Consolidated Statements of Operations	$(3,844)	$21,369	$(1,677)	$(5,850)	$(33,558)	$49,433	$25,873
(1)For the year ended December 31, 2025, transfers into or out of Level 3 were primarily due to decreased or increased price transparency.

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

	December 31, 2025
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
Investments in first lien debt	$66,420,844	Yield Analysis	Discount Rate	2.81%	32.47%	9.06%
	1,886,879	Asset Recoverability	Market Multiple	5.50x	12.47x	10.76x
	471,232	Market Quotations	Broker Quoted Price	82.44	101.00	99.65
	7,100	Asset Recoverability	N/A
	68,786,055
Investments in second lien debt	2,476,991	Yield Analysis	Discount Rate	8.45%	21.42%	10.19%
	2,268	Asset Recoverability	Market Multiple	11.84x	11.84x	11.84x
	2,479,259
Investments in unsecured debt	57,816	Yield Analysis	Discount Rate	13.47%	15.10%	14.14%
Investments in structured finance obligations - debt instruments	471,678	Market Quotations	Broker Quoted Price	89.01	101.99	99.31
	29,655	Yield Analysis	Discount Rate	8.42%	8.42%	8.42%
	501,333
Investments in structured finance obligations - equity instruments	296,743	Market Quotations	Broker Quoted Price	0.02	105.70	73.29
	4,867	Transaction Price	N/A
	301,610
Investments in equity and other	1,642,499	Yield Analysis	Discount Rate	7.76%	19.50%	8.91%
	430,975	Estimated Net Asset Value	Net Asset Value	26.08	26.08	26.08
	387,101	Market Approach	Performance Multiple	6.40x	33.63x	16.80x
	381,241	Asset Recoverability	N/A
	34,418	Asset Recoverability	Market Multiple	5.50x	16.00x	11.65x
	21,116	Option Pricing Model	Expected Volatility	32.00%	70.50%	33.66%
	2,897,350
Total	$75,023,423
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

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Financial Instruments Not Carried at Fair Value
Debt
The following table presents the fair value measurements of the Company’s debt obligations as of December 31, 2025 and December 31, 2024 had they been accounted for at fair value:

	December 31, 2025	December 31, 2024
	Fair Value	Fair Value
Bard Peak Funding Facility	$1,549,670	$1,000,298
Castle Peak Funding Facility	1,760,209	1,194,401
Summit Peak Funding Facility	1,257,548	952,105
Denali Peak Funding Facility	584,800	562,800
Bushnell Peak Funding Facility	554,300	480,300
Granite Peak Funding Facility	500,000	493,554
Middle Peak Funding Facility	890,000	750,000
Bison Peak Funding Facility	1,437,200	1,203,200
Blanca Peak Funding Facility	951,000	1,375,090
Windom Peak Funding Facility	2,150,076	1,029,841
Monarch Peak Funding Facility	1,500,000	750,000
Meridian Peak Funding Facility	—	246,000
Haydon Peak Funding Facility	212,000	250,000
Bear Peak Funding Facility	587,017	164,816
Phoenix Peak Funding Facility	221,455	197,736
2025-2 Lender Finance Facility	—	—
Revolving Credit Facility	2,259,240	4,639,587
2026 Notes	395,800	384,560
May 2027 Notes	630,625	624,500
October 2027 Notes	358,505	357,070
March 2031 5.54% Notes	497,950	—
March 2033 Notes	497,800	—
December 2026 Notes	1,228,375	1,191,500
November 2026 Eurobonds	582,958	499,280
March 2027 Notes	983,300	957,000
January 2025 Notes	—	499,490
January 2029 Notes	631,800	614,770
March 2025 Notes	—	898,740
April 2026 UK Bonds	337,224	308,406
September 2025 Notes	—	811,920
November 2028 Notes	689,715	526,100
January 2031 Notes	620,460	508,650
July 2029 Notes	918,430	503,550
September 2027 Notes	402,480	395,320
April 2030 Notes	397,160	389,240
November 2029 Notes	404,360	395,160
November 2034 Notes	808,320	781,120
January 2032 Notes	1,015,700	—

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

	December 31, 2025	December 31, 2024
	Fair Value	Fair Value
September 2030 Notes	$492,600	$—
2021-1 BSL Notes	—	663,000
2021-2 Notes	505,988	505,800
MML 2021-1 Debt	690,751	690,000
MML 2022-1 Debt	759,106	759,000
2022-1 BSL Debt	419,790	420,000
MML 2022-2 Debt	301,089	300,373
2023-1 Notes	305,824	308,039
2024-1 Notes	244,031	244,264
2024-2 Notes	305,041	305,035
2025-1 Notes	884,354	—
2025-1 Lender Finance	901,820	—
2025-1 BSL Notes	661,802	—
Short-Term Borrowings	856,829	420,829
Total	$35,144,502	$30,552,444
The following table presents the categorization of the Company’s debt obligations as of December 31, 2025 and December 31, 2024 had they been accounted for at fair value within the hierarchy:

	December 31, 2025	December 31, 2024
Level 1	$—	$—
Level 2	—	—
Level 3	35,144,502	30,552,444
Total debt	$35,144,502	$30,552,444
Other Assets and Liabilities
As of December 31, 2025 and December 31, 2024, the carrying amounts of the Company’s other assets and liabilities, other than investments at fair value and debt obligations listed above, approximate fair value due to their short maturities. These financial instruments, with the exception of cash and cash equivalents (including money market funds classified within Cash and Cash Equivalents in the Consolidated Statements of Assets and Liabilities) which would be categorized as Level 1, would be categorized as Level 3 within the fair value hierarchy.
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
The following tables present the aggregate notional amount and fair value hierarchy of the Company’s derivative financial instruments for the years ended December 31, 2025 and December 31, 2024.

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

	December 31, 2025
	Level 1	Level 2	Level 3	Total Fair Value	Notional
Derivative Assets
Foreign currency forward contracts	$—	$4,320	$—	$4,320	$1,425,306
Interest rate swaps	—	98,219	—	98,219	5,500,000
Total Derivative assets at fair value	$—	$102,539	$—	$102,539	$6,925,306
Cash collateral received				$—

Derivative Liabilities
Foreign currency forward contracts	$—	$(8,372)	$—	$(8,372)	$1,463,358
Interest rate swaps	—	(28,124)	—	(28,124)	3,921,988
Total Derivative liabilities at fair value	$—	$(36,496)	$—	$(36,496)	$5,385,346
Cash collateral posted				$277,152

	December 31, 2024
	Level 1	Level 2	Level 3	Total Fair Value	Notional
Derivative Assets
Foreign currency forward contracts	$—	$11,793	$—	$11,793	$781,169
Interest rate swaps	—	4,683	—	4,683	1,000,000
Total Derivative assets at fair value	$—	$16,476	$—	$16,476	$1,781,169
Cash collateral received				$—

Derivative Liabilities
Foreign currency forward contracts	$—	$—	$—	$—	$—
Interest rate swaps	—	(126,281)	—	(126,281)	7,237,975
Total Derivative liabilities at fair value	$—	$(126,281)	$—	$(126,281)	$7,237,975
Cash collateral posted				$253,890
In the tables above:
•The fair value of derivative assets and derivative liabilities is presented on a gross basis.
•The notional amount represents the absolute value amount of all outstanding derivative contracts.
•All foreign currency derivatives are not designated in hedge relationships.
•All interest rate swaps are designated in fair value hedge relationships.
•The Company has not applied counterparty netting or collateral netting; as such, the amounts of cash collateral received and posted are not offset against the derivative assets and derivative liabilities in the Consolidated Statements of Assets and Liabilities. Such amounts are included as Receivable from broker and Payable to broker in the Consolidated Statements of Assets and Liabilities.
The table below presents the impact to the Consolidated Statements of Operations from derivative assets and derivative liabilities not designated in a qualifying hedge accounting relationship for the years ended December 31, 2025, 2024 and 2023, respectively. The net change in unrealized gains and losses on the derivative assets and derivative liabilities not designated in a qualifying hedge accounting relationship are included within Net change in unrealized appreciation (depreciation) on derivative instruments in the Consolidated Statements of Operations. The net realized gains and losses on the derivative assets and derivative liabilities not designated in a qualifying hedge accounting relationship are included within Net realized gain (loss) on derivative instruments in the Consolidated Statements of Operations.

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

	For the Year Ended December 31,
	2025	2024	2023
Unrealized appreciation (depreciation)
Foreign currency forward contracts	$(15,844)	$25,699	$(13,259)
Net change in unrealized appreciation (depreciation)	$(15,844)	$25,699	$(13,259)
Realized gain (loss)
Foreign currency forward contracts	$(164,853)	$21,086	$3,063
Net realized gain (loss)	$(164,853)	$21,086	$3,063
Hedging
The Company designated certain interest rate swaps as the hedging instrument in a qualifying fair value hedge accounting relationship.
The table below presents the impact to the Consolidated Statements of Operations from derivative assets and liabilities designated in a qualifying hedge accounting relationship for the years ended December 31, 2025, 2024 and 2023, respectively.
For derivative instruments designated in qualifying hedge relationships, the change in fair value of the hedging instrument and hedged item are recorded in Interest expense and recognized as components of Interest expense in the Consolidated Statements of Operations.

	For the Year Ended December 31,
	2025	2024	2023
Interest rate swaps	$191,693	$16,539	$110,174
Hedged items	$(188,382)	$(16,963)	$(109,958)
The table below presents the carrying value of unsecured borrowings as of December 31, 2025 and December 31, 2024 that are designated in a qualifying hedging relationship and the related cumulative hedging adjustment (increase/(decrease)) from current and prior hedging relationships included in such carrying values:

	For the Year Ended December 31,
	2025		2024
Description	Carrying Value	Cumulative Hedging Adjustments	Carrying Value	Cumulative Hedging Adjustments
Unsecured notes	$9,165,585	$69,653	$8,019,278	$(119,369)
Note 7. Borrowings
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. On August 26, 2020, the Company’s sole initial shareholder approved the adoption of this 150% threshold pursuant to Section 61(a)(2) of the 1940 Act. As of December 31, 2025 and December 31, 2024, the Company’s asset coverage was 235.7% and 226.5%, respectively.
SPV Financing Facilities
The following wholly-owned subsidiaries of the Company have entered into secured financing facilities as described below: Bard Peak Funding, Castle Peak Funding, Summit Peak Funding, Denali Peak Funding, Bushnell Peak Funding, Granite Peak Funding, Middle Peak Funding, Bison Peak Funding, Blanca Peak Funding, Windom Peak Funding, Monarch Peak Funding, Meridian Peak Funding, Haydon Peak Funding, Bear Peak Funding, Phoenix Peak Funding, and 2025-2 Lender Finance (collectively the “SPVs,” and such secured financing facilities described below, collectively the “SPV Financing Facilities”).

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
As of December 31, 2025, and December 31, 2024, the Company was in compliance with all covenants and other requirements of each of the SPV Financing Facilities.
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
On March 12, 2026, the Bard Peak Funding Facility was amended. For further information, see “Note 14. Subsequent Events.”
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

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Prior to January 4, 2024, advances under the Castle Peak Funding Facility bore interest at a per annum rate equal to the benchmark for the currency of the applicable advance (which is the three-month term SOFR rate for dollar advances) plus an applicable margin of 1.70% to 2.20% per annum depending on the nature of the advances being requested. Effective January 4, 2024, advances under the Castle Peak Funding Facility bore interest at a per annum rate equal to the benchmark for the currency of the applicable advance (which is the three-month term SOFR rate for dollar advances) plus an applicable margin of 1.85% to 2.35% per annum depending on the nature of the advances being requested. From September 25, 2024 to December 23, 2025, advances under the Castle Peak Funding Facility bore interest at a per annum rate equal to the benchmark for the currency of the applicable advance (which is the three-month term SOFR rate for dollar advances) plus an applicable margin of 1.60% to 2.50% per annum depending on the nature of the advances being requested. Effective December 23, 2025, advances under the Castle Peak Funding Facility bear interest at a per annum rate equal to the benchmark for the currency of the applicable advance (which is the three-month term SOFR rate for dollar advances) plus an applicable margin of 1.70% per annum. Prior to September 25, 2024, Castle Peak Funding paid a commitment fee of 1.85% per annum if the unused facility amount was greater than 30% or 0.50% per annum if the unused facility amount was less than or equal to 30% and greater than 10%, based on the average daily unused amount of the financing commitments. From September 25, 2024 to December 23, 2025, Castle Peak Funding paid a commitment fee of 1.90% per annum if the unused facility amount was greater than 35%, 0.90% per annum if the unused facility amount was less than or equal to 35% and greater than 15%, 0.25% per annum if the unused facility amount was less than or equal to 15% and greater than 5%, and 0.00% per annum if the unused facility amount was less than or equal to 5%, in each case based on the average daily unused amount of the financing commitments until the expiration of the reinvestment period. Effective December 23, 2025, Castle Peak Funding pays a commitment fee of 0.40% per annum from December 23, 2025 to September 23, 2026. From and after September 24, 2026, Castle Peak Funding will pay a commitment fee of 1.50% per annum if the unused facility amount is greater than 35%, 0.75% per annum if the unused facility amount is less than or equal to 35% and greater than 15%, 0.25% per annum if the unused facility amount is less than or equal to 15% and greater than 5%, and 0.00% per annum if the unused facility amount is less than or equal to 5%, in each case based on the average daily unused amount of the financing commitments until the expiration of the reinvestment period, in addition to certain other fees as agreed between Castle Peak Funding and Citi.
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
On March 12, 2026, the Castle Peak Funding Facility was amended. For further information, see “Note 14. Subsequent Events.”
Summit Peak Funding Facility
On March 3, 2021, Summit Peak Funding entered into a senior secured revolving credit facility (the “Summit Peak Funding Facility”) with Société Générale (“SG”). SG serves as agent, Wilmington Trust serves as collateral agent, custodian and collateral administrator and the Company serves as servicer under the Summit Peak Funding Facility.
Prior to March 12, 2024, advances under the Summit Peak Funding Facility bore interest at a blended per annum rate equal to the benchmark for the currency of the applicable advance (which was the three-month term SOFR rate for dollar advances), plus an applicable margin of 1.50% to 2.30% per annum depending on the nature of the advances being requested with such blended rate subject to a floor of 2.00% per annum for certain foreign currency advances and 2.15% per annum for USD advances. From March 12, 2024 to May 6, 2025, advances under the Summit Peak Funding Facility bore interest at a per annum rate equal to the benchmark for the currency of the applicable advance (which is three-month term SOFR rate for dollar advances) plus an applicable margin of 2.20% per annum. Effective May 6, 2025, advances under the Summit Peak Funding Facility bear interest at a per annum rate equal to the benchmark for the currency of the applicable advance (which is three-month term SOFR rate for dollar advances) plus an applicable margin of 1.80% per annum. Prior to May 6, 2025, Summit Peak Funding paid a commitment fee ranging from 0.25% per annum to 2.20% based on the daily unused amount of the financing commitments. Effective May 6, 2025, Summit Peak Funding pays a commitment fee ranging from 0.25% per annum to 1.80% per annum based on the daily unused amount of the financing commitments. Summit Peak Funding also pays an administrative agency fee to SG, in addition to certain other fees as agreed between Summit Peak Funding and SG.

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
On March 6, 2026, the Denali Peak Funding Facility was amended. For further information, see “Note 14. Subsequent Events.”
Bushnell Peak Funding Facility
On May 12, 2021, Bushnell Peak Funding entered into a senior secured revolving credit facility (the “Bushnell Peak Funding Facility”) with Bank of America, N.A. (“Bank of America”). Bank of America serves as administrative agent, Wells Fargo serves as collateral administrator and the Company serves as investment adviser under the Bushnell Peak Funding Facility.
Prior to April 25, 2023, advances under the Bushnell Peak Funding Facility bore interest at a per annum rate equal to the benchmark for the currency of the applicable advance (which was the daily floating LIBOR rate for dollar advances) plus an applicable margin of 1.50% to 1.75% per annum depending on the nature of the advances being requested. From April 25, 2023 until November 21, 2024, advances under the Bushnell Peak Funding Facility bore interest at a per annum rate equal to the benchmark for the currency of the applicable advance (which is the one-month term SOFR rate for dollar advances) plus an applicable margin of 1.60% to 1.85% per annum depending on the nature of the advances being requested. From November 22, 2024 to December 23, 2025, advances under the Bushnell Peak Funding Facility bore interest at a per annum rate equal to the benchmark for the currency of the applicable advance (which is the one-month term SOFR rate for dollar advances) plus an applicable margin of 1.50% to 1.95% per annum depending on the nature of the advances being requested, subject to a floor of

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
1.70% per annum. From and after December 23, 2025, advances under the Bushnell Peak Funding Facility bear interest at a per annum rate equal to the benchmark for the currency of the applicable advance (which is the one-month term SOFR rate for dollar advances) plus an applicable margin of 1.45% to 1.80% per annum depending on the nature of the advances being requested, subject to a floor of 1.70% per annum. Bushnell Peak Funding is required to utilize a minimum percentage of the financing commitments, with unused amounts below such minimum utilization amount accruing a fee at a rate of, prior to December 23, 2025, 1.60% per annum, and from and after December 23, 2025, 1.25% per annum. Bushnell Peak Funding also pays an unused fee of, prior to December 23, 2025, 0.50% per annum, and from and after December 23, 2025, 0.40% per annum on the daily unused amount of the financing commitments in excess of such minimum utilization amount, in addition to certain other fees agreed between Bushnell Peak Funding and Bank of America.
Proceeds from borrowings under the Bushnell Peak Funding Facility may be used to fund portfolio investments by Bushnell Peak Funding and to make advances under revolving loans or delayed draw term loans where Bushnell Peak Funding is a lender.
The period during which Bushnell Peak Funding may make borrowings under the Bushnell Peak Funding Facility expires on December 26, 2028, and the Bushnell Peak Funding Facility will mature and all amounts outstanding under the credit facility must be repaid by June 25, 2029.
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
Prior to June 26, 2023, advances under the Middle Peak Funding Facility bore interest at a per annum rate equal to, in the case of dollar advances, three-month LIBOR, and in the case of foreign currency advances, the applicable benchmark in effect for such currency, plus an applicable margin of 2.00% per annum. From June 26, 2023 until October 22, 2024, advances under the Middle Peak Funding Facility bore interest at a per annum rate equal to the benchmark for the currency of the applicable advance (which for dollar advances, is three-month term SOFR plus, prior to October 23, 2024, a spread adjustment of 0.15% per annum) plus an applicable margin of 2.07% per annum. From October 23, 2024, advances under the Middle Peak Funding Facility bear interest at a per annum rate equal to the benchmark for the currency of the applicable advance (which for

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
dollar advances, is three-month term SOFR) plus an applicable margin of 1.97% per annum, which will increase to 2.07% per annum effective on December 28, 2026. Middle Peak Funding is required to utilize a minimum percentage of the financing commitments, with unused amounts below such minimum utilization amount accruing a fee from and after October 26, 2023 at a rate equal to the applicable margin for dollar advances as described above. Prior to May 7, 2024, Middle Peak Funding paid a commitment fee of 0.30% per annum on the average daily unused amount of the financing commitments in excess of such minimum utilization amount. From and after May 7, 2024, Middle Peak Funding pays a commitment fee ranging from 0.15% per annum to 0.25% per annum on the average daily unused amount of the financing commitments, depending on the amount of the unused commitments outstanding in excess of such minimum utilization amount. Middle Peak Funding also pays interest on an interest-only loan in the notional amount of the aggregate commitments under the Middle Peak Funding Facility, in addition to certain other fees as agreed between Middle Peak Funding and MS.
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
On March 6, 2026, the Middle Peak Funding Facility was amended. For further information, see “Note 14. Subsequent Events.”
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

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
On February 19, 2026, and March 9, 2026, the Bison Peak Funding Facility was amended. For further information, see “Note 14. Subsequent Events.”
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
Advances under the Windom Peak Funding Facility will bear interest, payable on a monthly basis in arrears, at a per annum rate equal to the “benchmark” rate for the currency of the applicable advance (which is, daily simple SOFR with respect to dollar advances) plus the “applicable margin” (which, prior to August 29, 2024, was a blended spread equal to the sum of 1.65% per annum with respect to any advances backed by broadly-syndicated loans and 2.15% per annum with respect to any advances backed by recurring revenue loans, middle market loans, first-lien last out loans or second lien loans, and from August 29, 2024 to December 23, 2025 was 1.95% per annum for all advances). From and after December 23, 2025, the applicable margin for advances under the Windom Peak Funding Facility is 1.80% per annum. Windom Peak Funding is required to utilize a minimum percentage of the financing commitments, with unused amounts below such minimum utilization amount accruing a fee at a rate of prior to December 23, 2025, 1.50% per annum, and from and after December 23, 2025, 1.25% per annum. Windom Peak Funding also pays an unused fee of 0.50% on the daily unused amount of the financing commitments, in addition to certain other fees, each as agreed between Windom Peak Funding and Wells Fargo.
Proceeds from borrowings under the Windom Peak Funding Facility may be used to fund portfolio investments by Windom Peak Funding and to make advances under revolving loans or delayed draw term loans where Windom Peak Funding is a lender.
The period during which Windom Peak Funding may make borrowings under the Windom Peak Funding Facility expires on December 22, 2028, and the Windom Peak Funding Facility matures and all amounts outstanding under the facility must be repaid by December 23, 2030.

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
Prior to November 3, 2024, advances under the Monarch Peak Funding Facility bore interest at a per annum rate equal to one-month term SOFR, plus the applicable margin of 1.65% per annum to 2.05% per annum depending on the nature of the advances being requested. From and after November 3, 2024, advances under the Monarch Peak Funding Facility bear interest at a per annum rate equal to one-month term SOFR, plus an applicable margin of 1.45% per annum to 1.90% per annum depending on the nature of the advances being requested. Monarch Peak Funding is required to utilize a minimum percentage of the financing comments, with unused amounts below such minimum utilization percentage accruing a fee at a rate of, prior to November 3, 2024, 1.99% per annum, and from and after February 3, 2025, 1.75% per annum. Prior to November 3, 2024, Monarch Peak Funding also paid an unused commitment fee of 0.35% per annum on a portion of the daily unused commitments under the Monarch Peak Funding Facility in excess of such minimum utilization amounts. From April 3, 2025 until September 2, 2025, Monarch Peak Funding paid an unused commitment fee of 0.50% per annum on a portion of the daily unused commitments under the Monarch Peak Funding Facility in excess of such minimum utilization amounts, and from and after September 3, 2025, Monarch Peak Funding pays an unused commitment fee of 0.35% per annum on a portion of the daily unused commitments under the Monarch Peak Funding Facility in excess of such minimum utilization amounts, in addition to certain other fees as agreed between Monarch Peak Funding and MUFG.
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
On January 30, 2026, the Haydon Peak Funding Facility was amended. For further information, see “Note 14. Subsequent Events.”
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
The committed principal amount as of December 31, 2025 is €500.0 million. Proceeds from borrowings under the credit facility may be used to fund portfolio investments by Bear Peak Funding and to make advances under delayed draw term loans and revolving loans where Bear Peak Funding is a lender.
The period during which Bear Peak Funding may make borrowings under the Bear Peak Funding Facility expires on February 15, 2026, and the Bear Peak Funding Facility will mature and all amounts outstanding under the facility must be repaid by October 10, 2027.
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
The committed principal amount as of December 31, 2025 is €142.8 million (Term Facility A) and £39.8 million (Term Facility B). Proceeds from borrowings under the Phoenix Peak Funding Facility must be used to finance or refinance advances under a facility agreement financing a portfolio of European real estate assets (the “Asset Level Facility”) where Phoenix Peak Funding is a lender.
The period during which Phoenix Peak Funding may make borrowings under the Phoenix Peak Funding Facility has expired and the Phoenix Peak Funding Facility will mature and all amounts outstanding under the facility must be repaid five business days following the termination date under the Asset Level Facility, which expires on October 4, 2028 with an option to extend to October 4, 2029.
2025-2 Lender Finance Facility
On December 22, 2025, 2025-2 Lender Finance, the Company’s wholly-owned subsidiary created to hold primarily private credit loan investments, entered into a senior secured credit facility with Citi. Citi serves as administrative agent, Wilmington Trust serves as collateral custodian and the Company serves as a collateral manager under the 2025-2 Lender Finance Facility.
Advances under the 2025-2 Lender Finance Facility bear interest at a rate equal to the benchmark for the currency of the applicable advance (which is the three-month term SOFR rate for dollar advances) plus an applicable margin of 1.50% per annum.
Proceeds from borrowings under the 2025-2 Lender Finance Facility may be used to fund portfolio investments by 2025-2 Lender Finance Facility and to make advances under corporate loans where 2025-2 Lender Finance is a lender. The 2025-2 Lender Finance Facility is scheduled to mature on February 20, 2026.
On January 15, 2026, the 2025-2 Lender Finance Facility was terminated. For further detail on the termination, see “Note 14. Subsequent Events.”
Revolving Credit Facility
On May 18, 2021, the Company entered into a senior secured credit facility (which was most recently amended and restated on August 8, 2025, and as further amended from time to time, the “Revolving Credit Facility”) with Citi. Citi serves as administrative agent and collateral agent.
The Revolving Credit Facility provides for borrowings in USD and certain agreed upon foreign currencies. Borrowings under the Revolving Credit Facility are subject to compliance with a borrowing base. As of December 31, 2025, a portion of the Revolving Credit Facility consists of (A) funded term loans in the aggregate principal amount of $405.0 million, and (B) revolving commitments in the aggregate principal amount of $5.4 billion, and the Revolving Credit Facility provides for the issuance of letters of credit on behalf of the Company in an aggregate face amount not to exceed $175.0 million. Proceeds from the borrowings under the Revolving Credit Facility may be used for general corporate purposes of the Company and its subsidiaries. As of December 31, 2025, the period during which the Company may make borrowings on the Revolving Credit Facility expires on August 8, 2029 (other than with respect to (a) the revolving commitments of certain lenders in the amount of $90.0 million, which expire on June 6, 2027 and (b) the revolving commitments of certain lenders in the aggregate amount of $90.0 million, which expire on August 12, 2028), and the Revolving Credit Facility will mature and all amounts outstanding under the credit facility must be repaid by August 8, 2030 (other than with respect to (a) the revolving commitments of certain lenders in the amount of $90.0 million and term loans of certain lenders in the amount of $10.0 million, which mature on June 9, 2028 and (b) the revolving commitments of certain lenders in the amount of $90.0 million and term loans of certain lenders in the amount of $10.0 million, which mature on August 12, 2029), pursuant to an amortization schedule.

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
In connection with the Revolving Credit Facility, the Company has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. In addition, the Company must comply with the following financial covenants: (a) the Company must maintain a minimum shareholders’ equity, measured as of each fiscal quarter-end; and (b) the Company must maintain at all times a 150% asset coverage ratio.
The Revolving Credit Facility contains customary events of default for similar financing transactions. Upon the occurrence and during the continuation of an event of default, Citi may terminate the commitments and declare the outstanding advances and all other obligations under the Revolving Credit Facility immediately due and payable.
As of December 31, 2025 and December 31, 2024, the Company was in compliance with all covenants and other requirements of the Revolving Credit Facility.
Private Placement Bonds
The Company issued unsecured notes, as further described below: 2026 Notes, May 2027 Notes, October 2027 Notes, March 2031 5.54% Notes, and March 2033 Notes (each as defined below), which are collectively referred to herein as the “Private Placement Bonds.”
As of December 31, 2025 and December 31, 2024, the Company was in compliance with all covenants and other requirements of each of the Private Placement Bonds.

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
2026 Notes
On August 17, 2021, the Company entered into the first supplement to the 2021 Note Purchase Agreement (the “2021 Note Purchase Agreement Supplement”), governing the issuance of $400.0 million in aggregate principal amount of its 3.27% Series B Senior Notes (the “2026 Notes”) to qualified institutional investors in a private placement. The 2026 Notes were issued on August 17, 2021 and will mature on August 17, 2026 unless redeemed, purchased or prepaid prior to such date by the Company or its affiliates in accordance with their terms. Interest on the 2026 Notes will be due semiannually on February 17 and August 17. In addition, the Company is obligated to offer to repay the 2026 Notes at par if certain change in control events occur. The 2026 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. In addition, if a Below Investment Grade Event (as defined in 2021 Note Purchase Agreement Supplement) occurs, the 2026 Notes will bear interest at a fixed rate of 4.27% per year from the date of the occurrence of the Below Investment Grade Event to and until the date on which the Below Investment Grade Event is no longer continuing.
May 2027 Notes
On May 3, 2022, the Company entered into a Note Purchase Agreement (the “2022 Note Purchase Agreement”) governing the issuance of $625.0 million in aggregate principal amount 5.61% Series A Senior Notes (the “May 2027 Notes”) to qualified institutional investors in a private placement. The May 2027 Notes were issued on May 3, 2022 and will mature on May 3, 2027 unless redeemed, purchased or prepaid prior to such date by the Company or its affiliates in accordance with their terms. Interest on the May 2027 Notes will be due semiannually. In addition, the Company is obligated to offer to repay the May 2027 Notes at par if certain change in control events occur. The May 2027 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. In addition, if a Below Investment Grade Event (as defined in the 2022 Note Purchase Agreement) occurs, the May 2027 Notes will bear interest at a fixed rate of 6.61% per year from the date of the occurrence of the Below Investment Grade Event to and until the date on which the Below Investment Grade Event is no longer continuing.
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
March 2031 5.54% Notes
On March 25, 2025, the Company entered into a Master Note Purchase Agreement (with respect to the March 2031 5.54% Notes, the “March 2031 5.54% Note Purchase Agreement”) governing the issuance of $500.0 million in aggregate principal amount of its 5.54% Series 2025A Senior Notes (the “March 2031 5.54% Notes”) to qualified institutional investors in a private placement. The March 2031 5.54% Notes were issued on March 25, 2025, and will mature on March 25, 2031 unless redeemed, purchased or prepaid prior to such date by the Company or its affiliates in accordance with their terms.

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Interest on the March 2031 5.54% Notes will be due semiannually. In addition, the Company is obligated to offer to repay the March 2031 5.54% Notes at par if certain change in control events occur. The March 2031 5.54% Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured, unsubordinated indebtedness issued by the Company. In addition, if a Below Investment Grade Event (as defined in the March 2031 5.54% Note Purchase Agreement) occurs, the March 2031 5.54% Notes will bear interest at a fixed rate of 6.54% per year from the date of the occurrence of the Below Investment Grade Event to and until the date on which the Below Investment Grade Event is no longer continuing.
In connection with the March 2031 5.54% Notes, the Company entered into an interest rate swap to more closely align the interest rates of the Company’s liabilities with the investment portfolio, which consists of predominately floating rate loans. The Company designated this interest rate swap and the March 2031 5.54% Notes in a qualifying hedge accounting relationship.
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
As of December 31, 2025 and December 31, 2024, the Company was in compliance with all covenants and other requirements of each of the Unsecured Notes.

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
On December 23, 2025, the Company issued $100.0 million aggregate principal amount of 6.250% notes due 2031 (the “January 2031 Notes Upsize”) under the Company’s Base Indenture and January 2031 Notes Indenture. The January 2031 Notes Upsize were issued as “Additional Notes” under the January 2031 Notes Indenture and have identical terms to the Company’s $500.0 million January 2031 Notes that were issued on January 25, 2024, other than the issue date, issue price and initial interest payment date. The January 2031 Notes Upsize will be treated as a single class of notes with the January 2031 Notes for all purposes under the January 2031 Notes Indenture.
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

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
On December 16, 2025, the Company issued $400.0 million aggregate principal amount of 5.950% notes due 2029 (the “July 2029 Notes Upsize”) under the Company’s Base Indenture and July 2029 Notes Indenture. The July 2029 Notes Upsize were issued as “Additional Notes” under the July 2029 Notes Indenture and have identical terms to the Company’s $500.0 million July 2029 Notes that were issued on May 29, 2024, other than the issue date, issue price and initial interest payment date. The July 2029 Notes Upsize will be treated as a single class of notes with the July 2029 Notes for all purposes under the July 2029 Notes Indenture.
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
On May 29, 2025, the Company redeemed the Class A Notes, Class B Notes, Class C Notes and Class D Notes pursuant to the terms of the indenture governing the 2021-1 BSL Debt Securitization. The redemption of the 2021-1 BSL Notes resulted in a realized loss from the extinguishment of debt of $0.8 million for the year ended December 31, 2025.
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

		December 31, 2025
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
The following table presents information on the secured and unsecured notes issued in the MML 2021-1 Debt Securitization:

		December 31, 2025
Description	Type	Principal Outstanding	Interest Rate (2)	Credit Rating
Class A Loans (3)	Senior Secured Floating Rate	$50,000	SOFR + 1.48%	Aaa
Class A Notes (3)	Senior Secured Floating Rate	480,000	SOFR + 1.48%	Aaa
Class B Notes	Senior Secured Floating Rate	80,000	SOFR + 1.90%	Aaa
Class C Notes	Mezzanine Secured Deferrable Floating Rate	80,000	SOFR + 2.60%	Aa3
Total Secured Notes		690,000
Subordinated Notes (1)		311,000	None	Not rated
Total MML 2021-1 Notes		$1,001,000
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

		December 31, 2025
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

		December 31, 2025
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

		December 31, 2025
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

		December 31, 2025
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

		December 31, 2025
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

		December 31, 2025
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

		December 31, 2025
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
The following table presents information on the loans incurred in the 2025-1 Lender Finance Facility:

		December 31, 2025
Description	Type	Principal Outstanding	Interest Rate	Credit Rating
Class A Term Loans	Senior Secured Floating Rate	$802,500	SOFR + 1.47%	Aaa
Class B Term Loans	Senior Secured Floating Rate	87,500	SOFR + 1.77%	Aa2
Class C Term Loans (1)	Senior Secured Deferrable Floating Rate	25,000	SOFR + 2.00%	A2
Total Term Loans		$915,000
(1)The Company (through its wholly-owned and consolidated subsidiary, 2025-1 Lender Finance Depositor) retained all of the Class C Terms Loans incurred in the 2025-1 Lender Finance Facility which are eliminated in consolidation.
The Company (through its wholly-owned and consolidated subsidiary, 2025-1 Lender Finance Depositor) retained all of the Class C Term Loans incurred in the 2025-1 Lender Finance Facility in part in exchange for the Company’s sale and contribution to 2025-1 Lender Finance of the initial closing date portfolio. The funding date for the 2025-1 Loans was March 31, 2025. The 2025-1 Loans are scheduled to mature on April 20, 2037; however, the 2025-1 Loans may be prepaid by 2025-1 Lender Finance, at the direction of the Company, on any business day after March 31, 2027. In connection with the sale and contribution, the Company has made customary representations, warranties and covenants to 2025-1 Lender Finance. The Class A Term Loans, Class B Term Loans and Class C Term Loans are secured obligations of 2025-1 Lender Finance, and the loan and security governing the 2025-1 Loans includes customary covenants and events of default.
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

		December 31, 2025
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

	December 31, 2025	December 31, 2024
ASSETS
Investments at fair value
Non-controlled/non-affiliated investments	$8,435,694	$5,866,717
Total investments at fair value	8,435,694	5,866,717
Cash and cash equivalents (restricted cash of $802,310 and $304,999, respectively)	802,310	304,999
Interest receivable from non-controlled/non-affiliated investments	79,801	44,670
Total assets	$9,317,805	$6,216,386
LIABILITIES
Debt (net of unamortized debt issuance costs of $25,356 and $20,261, respectively)	$5,939,567	$4,172,039
Interest payable	82,713	51,890
Total liabilities	$6,022,280	$4,223,929

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
As of December 31, 2025, and December 31, 2024, respectively, the Company had $406.8 million and $420.8 million of short-term borrowings under the Repurchase Agreements.
Short-term borrowings under the Repurchase Agreements bore interest at a weighted average applicable margin of 4.75% and 5.18% per annum as of December 31, 2025, and December 31, 2024, respectively.
Certain of the Company’s investments serve as collateral for the Company’s obligations under the Repurchase Agreements and the carrying value of pledged investments were $486.8 million and $575.3 million as of December 31, 2025, and December 31, 2024, respectively.
Other Short-Term Borrowings
In order to finance certain investment transactions, the Company may, from time to time, enter into financing agreements whereby the Company transfers to a third party an investment that it holds in exchange for cash for a period of time, generally not to exceed 180-days from the date it was sold (each, a “Short Term Financing Transaction”). At the expiration of the agreement, the Company returns the cash and interest to the third party and receives the original investment transferred.
As of December 31, 2025, the Company had $450.0 million of borrowings under Short Term Financing Transactions with third parties. Certain of the Company's investments serve as collateral for the Company's obligations under the Short Term Financing Transactions and the carrying value of pledged investments was $450.0 million as of December 31, 2025.
Short-term borrowings under Short Term Financing Transactions bore interest at an applicable margin of 4.52% per annum as of December 31, 2025.
As of December 31, 2024 the Company had no Short-Term Financing Transactions with a third party.
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
The Company’s outstanding debt obligations were as follows:

	December 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (net of unamortized issuance costs, premiums and discounts)	Unamortized Debt Issuance Costs (including premiums and discounts)	Unused Portion (1)	Amount Available (2)
Bard Peak Funding Facility (3)	$1,650,000	$1,549,670	$1,549,670	$—	$100,330	$100,330
Castle Peak Funding Facility (3)	2,550,000	1,760,209	1,760,209	—	789,791	789,638
Summit Peak Funding Facility (3)	1,375,000	1,257,548	1,257,548	—	117,452	105,732
Denali Peak Funding Facility	750,000	584,800	584,800	—	165,200	136,379

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

	December 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (net of unamortized issuance costs, premiums and discounts)	Unamortized Debt Issuance Costs (including premiums and discounts)	Unused Portion (1)	Amount Available (2)
Bushnell Peak Funding Facility	$1,000,000	$554,300	$554,300	$—	$445,700	$445,700
Granite Peak Funding Facility	1,000,000	500,000	500,000	—	500,000	486,953
Middle Peak Funding Facility	1,000,000	890,000	890,000	—	110,000	110,000
Bison Peak Funding Facility	1,500,000	1,437,200	1,437,200	—	62,800	62,800
Blanca Peak Funding Facility	1,100,000	951,000	951,000	—	149,000	149,000
Windom Peak Funding Facility (3)	2,150,000	2,150,076	2,150,076	—	—	—
Monarch Peak Funding Facility	1,500,000	1,500,000	1,500,000	—	—	—
Haydon Peak Funding Facility	250,000	212,000	212,000	—	38,000	38,000
Bear Peak Funding Facility (3)	587,600	587,017	587,017	—	583	583
Phoenix Peak Funding Facility (3)	221,455	221,455	220,354	1,101	—	—
2025-2 Lender Finance Facility	882,500	—	—	—	882,500	882,500
Revolving Credit Facility (4)	5,800,000	2,259,240	2,259,240	—	3,540,760	3,540,760
2026 Notes	400,000	400,000	399,584	416	—	—
May 2027 Notes (5)	625,000	625,000	620,163	739	—	—
October 2027 Notes (5)	350,000	350,000	349,354	2,448	—	—
March 2031 5.54% Notes (5)	500,000	500,000	498,066	10,326	—	—
March 2033 Notes (5)	500,000	500,000	494,769	12,916	—	—
December 2026 Notes (5)	1,250,000	1,250,000	1,233,234	4,565	—	—
November 2026 Eurobonds	587,600	587,600	586,175	1,425	—	—
March 2027 Notes	1,000,000	1,000,000	996,741	3,259	—	—
January 2029 Notes	650,000	650,000	644,590	5,410	—	—
April 2026 UK Bonds (5)	336,988	336,988	335,202	250	—	—
November 2028 Notes (5)	650,000	650,000	661,542	1,624	—	—
January 2031 Notes (5)	600,000	600,000	596,471	8,843	—	—
July 2029 Notes (5)	900,000	900,000	910,031	3,213	—	—
September 2027 Notes (5)	400,000	400,000	395,183	3,885	—	—
April 2030 Notes (5)	400,000	400,000	388,785	7,365	—	—
November 2029 Notes (5)	400,000	400,000	400,465	7,071	—	—
November 2034 Notes (5)	800,000	800,000	785,348	21,529	—	—
January 2032 Notes (5)	1,000,000	1,000,000	1,009,275	21,892	—	—
September 2030 Notes (5)	500,000	500,000	487,697	9,388	—	—
2021-2 Notes	505,800	505,800	504,647	1,153	—	—
MML 2021-1 Debt	690,000	690,000	686,824	3,176	—	—
MML 2022-1 Debt	759,000	759,000	754,904	4,096	—	—
2022-1 BSL Debt	420,000	420,000	418,788	1,212	—	—
MML 2022-2 Debt	300,500	300,500	298,513	1,987	—	—
2023-1 Notes	305,000	305,000	303,368	1,632	—	—
2024-1 Notes	244,000	244,000	242,484	1,516	—	—
2024-2 Notes	305,000	305,000	302,181	2,819	—	—
2025-1 Notes	884,000	884,000	880,799	3,201	—	—

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

	December 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (net of unamortized issuance costs, premiums and discounts)	Unamortized Debt Issuance Costs (including premiums and discounts)	Unused Portion (1)	Amount Available (2)
2025-1 Lender Finance	$890,000	$890,000	$887,425	$2,575	$—	$—
2025-1 BSL Notes	661,625	661,625	659,634	1,991	—	—
Short-Term Borrowings	856,829	856,829	856,829	—	—	—
Total	$41,987,897	$35,085,857	$35,002,485	$153,023	$6,902,116	$6,848,375
(1)The unused portion is the amount upon which commitment fees, if any, are based.
(2)The amount available reflects any limitations related to each respective credit facility’s borrowing base.
(3)Under certain SPV Financing Facilities, the company is permitted to borrow in USD and other currencies.
Under the Bard Peak Funding Facility, as of December 31, 2025, the Company had non-USD borrowings denominated in the following currencies:
•CAD 94.1 million
•EUR 69.0 million
•GBP 74.6 million
Under the Castle Peak Funding Facility, as of December 31, 2025, the Company had non-USD borrowings denominated in the following currencies:
•CAD 78.9 million
•EUR 46.4 million
•GBP 38.9 million
Under the Summit Peak Funding Facility, as of December 31, 2025, the Company had non-USD borrowings denominated in the following currencies:
•CAD 64.7 million
•EUR 26.9 million
•GBP 99.7 million
Under the Windom Peak Funding Facility, as of December 31, 2025, the Company had non-USD borrowings denominated in the following currencies:
•GBP 100.4 million
Under the Bear Peak Funding Facility, as of December 31, 2025, the Company had non-USD borrowings denominated in the following currencies:
•EUR 390.8 million
•GBP 40.0 million
•NZD 128.3 million
Under the Phoenix Peak Funding Facility, as of December 31, 2025, the Company had non-USD borrowings denominated in the following currencies:
•EUR 142.8 million
•GBP 39.8 million
(4)Under the Revolving Credit Facility, the Company is permitted to borrow in USD or certain other currencies. As of December 31, 2025, the Company had non-USD borrowings denominated in the following currencies:
•CAD 24.5 million
•EUR 369.9 million
•GBP 1,039.3 million
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

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

	December 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (net of unamortized issuance costs, premiums and discounts)	Unamortized Debt Issuance Costs (including premiums and discounts)	Unused Portion (1)	Amount Available (2)
Middle Peak Funding Facility	$1,000,000	$750,000	$750,000	$—	$250,000	$250,000
Bison Peak Funding Facility	1,500,000	1,203,200	1,203,200	—	296,800	296,800
Blanca Peak Funding Facility	1,500,000	1,375,090	1,375,090	—	124,910	65,207
Windom Peak Funding Facility (3)	2,150,000	1,029,841	1,029,841	—	1,120,159	1,120,159
Monarch Peak Funding Facility	1,500,000	750,000	750,000	—	750,000	534,195
Meridian Peak Funding Facility	350,000	246,000	246,000	—	104,000	104,000
Haydon Peak Funding Facility	250,000	250,000	250,000	—	—	—
Bear Peak Funding Facility (3)	517,925	164,816	164,816	—	353,109	289,286
Phoenix Peak Funding Facility (3)	197,736	197,736	197,736	—	—	—
Revolving Credit Facility (4)	5,650,000	4,639,587	4,639,587	—	1,010,413	1,010,368
2026 Notes	400,000	400,000	398,930	1,070	—	—
May 2027 Notes (5)	625,000	625,000	606,940	1,293	—	—
October 2027 Notes (5)	350,000	350,000	343,257	3,826	—	—
December 2026 Notes (5)	1,250,000	1,250,000	1,200,860	9,414	—	—
November 2026 Eurobonds	517,925	517,925	514,940	2,984	—	—
March 2027 Notes	1,000,000	1,000,000	994,032	5,968	—	—
January 2025 Notes (5)	500,000	500,000	499,806	65	—	—
January 2029 Notes	650,000	650,000	642,805	7,195	—	—
March 2025 Notes (5)	900,000	900,000	895,447	658	—	—
April 2026 UK Bonds (5)	312,975	312,975	303,118	1,128	—	—
September 2025 Notes (5)	800,000	800,000	796,012	3,183	—	—
November 2028 Notes (5)	500,000	500,000	491,884	9,315	—	—
January 2031 Notes (5)	500,000	500,000	478,572	12,752	—	—
July 2029 Notes (5)	500,000	500,000	492,483	10,248	—	—
September 2027 Notes (5)	400,000	400,000	385,192	5,989	—	—
April 2030 Notes (5)	400,000	400,000	374,785	8,969	—	—
November 2029 Notes (5)	400,000	400,000	389,112	8,737	—	—
November 2034 Notes (5)	800,000	800,000	761,812	23,750	—	—
2021-1 BSL Notes	663,000	663,000	662,170	830	—	—
2021-2 Notes	505,800	505,800	504,516	1,284	—	—
MML 2021-1 Debt	690,000	690,000	686,473	3,527	—	—
MML 2022-1 Debt	759,000	759,000	754,464	4,536	—	—
2022-1 BSL Debt	420,000	420,000	418,661	1,339	—	—
MML 2022-2 Debt	300,500	300,500	298,280	2,220	—	—
2023-1 Notes	305,000	305,000	303,206	1,794	—	—
2024-1 Notes	244,000	244,000	242,337	1,663	—	—
2024-2 Notes	305,000	305,000	301,927	3,073	—	—
Short-Term Borrowings	420,829	420,829	420,829	—	—	—
Total	$36,809,690	$30,708,757	$30,452,578	$136,810	$6,100,933	$5,482,119

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
Under the Phoenix Peak Funding Facility, as of December 31, 2024, the Company had non-USD borrowings denominated in the following currencies:
•EUR 142.8 million
•GBP 39.8 million
(4)Under the Revolving Credit Facility, the Company is permitted to borrow in USD or certain other currencies. As of December 31, 2024, the Company had non-USD borrowings denominated in the following currencies:
•CAD 816.0 million
•EUR 850.0 million
•GBP 1,108.3 million
•CHF 52.9 million
•AUD 1.0 million
(5)Carrying value is inclusive of adjustment for the change in fair value of effective hedge relationship.
The tables below present a summary of the contractual maturities of the Company’s outstanding principal as of December 31, 2025 and December 31, 2024:

	December 31, 2025
	Less than 1 Year	1 - 3 Years	3 - 5 Years	Greater than 5 Years	Total
SPV Financing Facilities	$—	$2,105,272	$11,160,003	$890,000	$14,155,275
Revolving Credit Facility	—	—	2,259,240	—	2,259,240
Private Placement Bonds	400,000	975,000	—	1,000,000	2,375,000
Unsecured Notes	2,174,588	2,050,000	2,850,000	2,400,000	9,474,588
Debt Securitizations	—	—	—	5,964,925	5,964,925
Short-Term Borrowings	856,829	—	—	—	856,829
Total outstanding principal	$3,431,417	$5,130,272	$16,269,243	$10,254,925	$35,085,857

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

	December 31, 2024
	Less than 1 Year	1 - 3 Years	3 - 5 Years	Greater than 5 Years	Total
SPV Financing Facilities	$—	$2,020,206	$7,633,935	$996,000	$10,650,141
Revolving Credit Facility	—	—	4,639,587	—	4,639,587
Private Placement Bonds	—	1,375,000	—	—	1,375,000
Unsecured Notes	2,200,000	3,480,900	2,050,000	1,700,000	9,430,900
Debt Securitizations	—	—	—	4,192,300	4,192,300
Short-Term Borrowings	420,829	—	—	—	420,829
Total outstanding principal	$2,620,829	$6,876,106	$14,323,522	$6,888,300	$30,708,757
As of December 31, 2025 and December 31, 2024, interest payable included $424.2 million and $391.2 million, respectively, of interest expense and $3.9 million and $6.8 million, respectively, of unused commitment fees.
For the years ended December 31, 2025, 2024 and 2023, the weighted average interest rate on all borrowings outstanding (including unused fees, amortization of debt issuance costs (including premiums and discounts), and the impact of the application of hedge accounting) was 6.11%, 7.13% and 6.93%, respectively. For the years ended December 31, 2025, 2024 and 2023, the weighted average all-in cost of debt (including unused fees, amortization of debt issuance costs (including premiums and discounts), amortization of deferred financing costs, and the impact of the application of hedge accounting) was 6.22%, 7.27% and 7.06%, respectively, including $2.2 million, $4.7 million and nil, respectively, of deferred financing costs written off as a result of the termination or reduction of the borrowing capacity of SPV Financing Facilities.
For the years ended December 31, 2025, 2024 and 2023, the average principal debt outstanding was $31,044.6 million, $25,294.0 million and $24,905.9 million, respectively.
The components of interest expense were as follows:

	For the Year Ended December 31,
	2025	2024	2023
Borrowing interest expense	$1,826,137	$1,703,286	$1,639,410
Facility unused fees	33,589	63,696	61,182
Amortization of deferred financing costs	34,298	37,786	31,362
Amortization of original issue discount and debt issuance costs (including premiums and discounts)	41,206	33,408	27,699
Gain (loss) from interest rate swaps accounted for as hedges and the related hedged items:
Interest rate swaps	(191,693)	(16,539)	(110,174)
Hedged items	188,382	16,963	109,958
Total interest expense	$1,931,919	$1,838,600	$1,759,437
Cash paid for interest expense	$1,858,390	$2,034,750	$1,946,485
Note 8. Commitments and Contingencies
The Company’s investment portfolio contains debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of December 31, 2025 and December 31, 2024, the Company had unfunded commitments, including delayed draw term loans and revolvers, with an aggregate amount of $13.4 billion and $10.8 billion, respectively.

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Additionally, from time to time, the Advisers and their affiliates may commit to an investment or commit to backstop the commitment of another lender on behalf of the investment vehicles they manage, including the Company. Certain terms of these investments or backstop arrangements are not finalized at the time of the commitment and each respective investment vehicle’s allocation may change prior to the date of funding. In this regard, as of December 31, 2025 and December 31, 2024, the Company estimates that $1,271.1 million and $130.2 million, respectively, of investments and backstop arrangements that were committed but not yet funded.
As of December 31, 2025 and December 31, 2024, $497.3 million and $536.7 million, respectively, of capital committed remained uncalled from the Company in relation to capital commitments to Emerald JV, Verdelite JV and SLC.
Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of December 31, 2025 and December 31, 2024, management is not aware of any material pending legal proceedings.

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Note 9. Net Assets
The following table presents transactions in Common Shares during the year ended December 31, 2025:

	Shares	Amount
CLASS I
Subscriptions	373,498,428	$9,404,098
Share transfers between classes	12,074,124	303,263
Distributions reinvested	56,855,177	1,430,601
Share repurchases	(140,494,332)	(3,509,661)
Early repurchase deduction	—	1,249
Net increase (decrease)	301,933,397	7,629,550
CLASS S
Subscriptions	109,717,863	2,764,705
Share transfers between classes	(8,678,757)	(217,741)
Distributions reinvested	27,349,540	688,200
Share repurchases	(39,795,706)	(992,230)
Early repurchase deduction	—	573
Net increase (decrease)	88,592,940	2,243,507
CLASS D
Subscriptions	7,224,324	182,252
Share transfers between classes	(3,395,367)	(85,522)
Distributions reinvested	465,122	11,716
Share repurchases	(3,126,166)	(77,868)
Early repurchase deduction	—	26
Net increase (decrease)	1,167,913	30,604
Total net increase (decrease)	391,694,250	$9,903,661

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
Net Asset Value per Share and Offering Price
The Company determines NAV for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e., the prior month-end NAV). The following table presents each month-end NAV per share for Class I, Class S and Class D Common Shares during the year ended December 31, 2025:

	NAV Per Share
For the Months Ended	Class I	Class S	Class D
January 31, 2025	$25.42	$25.42	$25.42
February 28, 2025	$25.36	$25.36	$25.36
March 31, 2025	$25.25	$25.25	$25.25
April 30, 2025	$25.19	$25.19	$25.19
May 31, 2025	$25.21	$25.21	$25.21
June 30, 2025	$25.17	$25.17	$25.17
July 31, 2025	$25.16	$25.16	$25.16
August 31, 2025	$25.09	$25.09	$25.09
September 30, 2025	$24.97	$24.97	$24.97
October 31, 2025	$24.94	$24.94	$24.94
November 30, 2025	$24.87	$24.87	$24.87
December 31, 2025	$24.79	$24.79	$24.79

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

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Distributions
The Board authorizes and declares monthly distribution amounts per share of Class I, Class S and Class D Common Shares. The following tables present distributions that were declared and payable during the year ended December 31, 2025:

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 22, 2025	January 31, 2025	February 27, 2025	$0.2200	$228,819
February 20, 2025	February 28, 2025	March 26, 2025	0.2200	238,587
March 19, 2025	March 31, 2025	April 24, 2025	0.2200	246,375
April 16, 2025	April 30, 2025	May 27, 2025	0.2200	253,182
May 19, 2025	May 31, 2025	June 26, 2025	0.2200	259,757
June 19, 2025	June 30, 2025	July 24, 2025	0.2200	267,011
July 18, 2025	July 31, 2025	August 26, 2025	0.2200	267,059
August 20, 2025	August 31, 2025	September 25, 2025	0.2200	274,235
September 18, 2025	September 30, 2025	October 23, 2025	0.2200	283,583
September 18, 2025	October 31, 2025	November 26, 2025	0.2000	260,052
November 19, 2025	November 30, 2025	December 26, 2025	0.2000	269,094
December 18, 2025	December 31, 2025	January 28, 2026	0.2000	274,577
			$2.5800	$3,122,331

			Class S
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 22, 2025	January 31, 2025	February 27, 2025	$0.2020	$102,691
February 20, 2025	February 28, 2025	March 26, 2025	0.2020	104,955
March 19, 2025	March 31, 2025	April 24, 2025	0.2020	107,789
April 16, 2025	April 30, 2025	May 27, 2025	0.2021	109,761
May 19, 2025	May 31, 2025	June 26, 2025	0.2022	111,623
June 19, 2025	June 30, 2025	July 24, 2025	0.2021	113,811
July 18, 2025	July 31, 2025	August 26, 2025	0.2022	114,847
August 20, 2025	August 31, 2025	September 25, 2025	0.2022	117,040
September 18, 2025	September 30, 2025	October 23, 2025	0.2022	119,217
September 18, 2025	October 31, 2025	November 26, 2025	0.1823	107,985
November 19, 2025	November 30, 2025	December 26, 2025	0.1823	109,628
December 18, 2025	December 31, 2025	January 28, 2026	0.1824	110,649
			$2.3660	$1,329,996

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

			Class D
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 22, 2025	January 31, 2025	February 27, 2025	$0.2147	$5,018
February 20, 2025	February 28, 2025	March 26, 2025	0.2147	5,387
March 19, 2025	March 31, 2025	April 24, 2025	0.2147	5,442
April 16, 2025	April 30, 2025	May 27, 2025	0.2147	5,530
May 19, 2025	May 31, 2025	June 26, 2025	0.2148	5,743
June 19, 2025	June 30, 2025	July 24, 2025	0.2147	5,885
July 18, 2025	July 31, 2025	August 26, 2025	0.2148	5,289
August 20, 2025	August 31, 2025	September 25, 2025	0.2148	5,419
September 18, 2025	September 30, 2025	October 23, 2025	0.2148	5,439
September 18, 2025	October 31, 2025	November 26, 2025	0.1948	5,000
November 19, 2025	November 30, 2025	December 26, 2025	0.1948	5,011
December 18, 2025	December 31, 2025	January 28, 2026	0.1948	5,017
			$2.5171	$64,180
The following tables present distributions that were declared and payable during the year ended December 31, 2024:

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 24, 2024	January 31, 2024	February 28, 2024	$0.2200	$168,161
February 22, 2024	February 29, 2024	March 28, 2024	0.2200	173,210
March 21, 2024	March 31, 2024	April 24, 2024	0.2200	179,042
April 17, 2024	April 30, 2024	May 28, 2024	0.2200	181,701
May 20, 2024	May 31, 2024	June 27, 2024	0.2200	189,402
June 20, 2024	June 30, 2024	July 24, 2024	0.2200	195,500
July 17, 2024	July 31, 2024	August 27, 2024	0.2200	198,554
August 20, 2024	August 31, 2024	September 27, 2024	0.2200	204,327
September 19, 2024	September 30, 2024	October 23, 2024	0.2200	210,943
October 16, 2024	October 31, 2024	November 27, 2024	0.2200	212,313
November 19, 2024	November 30, 2024	December 27, 2024	0.2200	219,730
December 19, 2024	December 31, 2024	January 29, 2025	0.2200	225,850
			$2.6400	$2,358,733

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
Distribution Reinvestment Plan
The Company has adopted a distribution reinvestment plan (the “DRIP”), pursuant to which it reinvests all cash dividends declared by the Board on behalf of its shareholders who do not elect to receive their dividends in cash. As a result, if the Board authorizes, and the Company declares, a cash dividend or other distribution, then shareholders who have not opted out of the Company’s DRIP will have their cash distributions automatically reinvested in additional shares as described below, rather than receiving the cash dividend or other distribution. Distributions on fractional shares will be credited to each participating shareholder’s account to three decimal places. No action is required on the part of a registered shareholder to have his, her or its cash dividend or other distribution reinvested in our Common Shares, except shareholders in certain states. Investors and clients of certain participating brokers in states that do not permit automatic enrollment in our distribution reinvestment plan will automatically receive their distributions in cash unless they elect to have their cash distributions reinvested in additional Common Shares.
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
Through December 31, 2025, a portion of the Company’s distributions resulted from expense support from the Sub-Adviser, and future distributions may result from expense support from the Sub-Adviser, each of which is subject to repayment by the Company within three years from the date of payment. The purpose of this arrangement avoids distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based solely on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods or the Sub-Adviser continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.
Sources of distributions, other than net investment income and realized gains on a GAAP basis, include required adjustments to GAAP net investment income in the current period to determine taxable income available for distributions. The following table presents the sources of cash distributions on a GAAP basis that the Company has declared on its Common Shares during the year ended December 31, 2025:

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

	Class I		Class S		Class D
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$2.5800	$3,122,331	$2.3660	$1,329,996	$2.5171	$64,180
Net realized gains	—	—	—	—	—	—
Total	$2.5800	$3,122,331	$2.3660	$1,329,996	$2.5171	$64,180
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
Share Repurchases
During the years ended December 31, 2025, 2024 and 2023, approximately 183,427,362, 82,235,413 and 125,004,014 Common Shares were repurchased, respectively.
The following table presents the repurchases of Common Shares pursuant to the Company’s share repurchase program during the year ended December 31, 2025:

Commencement Date	Repurchase Request Deadline	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes) (2)	Maximum number of shares that may yet be purchased under the repurchase program (3)
February 03, 2025	March 03, 2025	23,024,370	1.5%	$25.25	March 31, 2025	$581,043	—
May 02, 2025	May 30, 2025	43,576,158	2.6%	$25.17	June 30, 2025	$1,095,993	—
August 04, 2025	August 29, 2025	31,791,045	1.8%	$24.97	September 30, 2025	$793,653	—
November 03, 2025	December 02, 2025	85,035,789	4.5%	$24.79	December 31, 2025	$2,107,505	—
(1)Percentage is based on total shares as of the close of the previous calendar quarter.
(2)Amounts shown net of Early Repurchase Deduction.
(3)All repurchase requests were satisfied in full.
The following table presents the repurchases of Common Shares pursuant to the Company’s share repurchase program completed during the year ended December 31, 2024:

Commencement Date	Repurchase Request Deadline	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes) (2)	Maximum number of shares that may yet be purchased under the repurchase program (3)
February 01, 2024	February 29, 2024	21,862,087	1.9%	$25.51	March 31, 2024	$557,579	—
May 03, 2024	May 31, 2024	17,956,860	1.5%	$25.57	June 30, 2024	$458,564	—
August 02, 2024	August 30, 2024	21,482,182	1.6%	$25.50	September 30, 2024	$547,076	—
November 01, 2024	December 02, 2024	20,891,347	1.5%	$25.42	December 31, 2024	$530,932	—
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

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The following table presents the repurchases of Common Shares pursuant to the Company’s share repurchase program completed during the year ended December 31, 2023:

Commencement Date	Repurchase Request Deadline	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes) (2)	Maximum number of shares that may yet be purchased under the repurchase program (3)
January 31, 2023	February 28, 2023	36,061,530	3.9%	$24.77	March 31, 2023	$893,037	—
May 03, 2023	May 31, 2023	48,450,063	5.2%	$24.86	June 30, 2023	$1,204,418	—
August 04, 2023	August 31, 2023	19,508,786	2.0%	$25.23	September 30, 2023	$492,161	—
November 02, 2023	November 30, 2023	20,983,635	2.0%	$25.39	December 31, 2023	$532,655	—
(1)Percentage is based on total shares as of the close of the previous calendar quarter.
(2)Amounts shown net of Early Repurchase Deduction.
(3)All repurchase requests were satisfied in full.
Note 10. Financial Highlights and Senior Securities
The following are the financial highlights for the year ended December 31, 2025:

	Year Ended December 31, 2025
	Class I	Class S	Class D
Per Share Data (1):
Net asset value, beginning of period	$25.42	$25.42	$25.42
Net investment income	2.44	2.23	2.38
Net change in unrealized and realized gain (loss)	(0.49)	(0.49)	(0.49)
Net increase (decrease) in net assets resulting from operations	1.95	1.74	1.89
Distributions from net investment income (2)	(2.58)	(2.37)	(2.52)
Distributions from net realized gains (2)	—	—	—
Net increase (decrease) in net assets from shareholders’ distributions	(2.58)	(2.37)	(2.52)
Early repurchase deduction fees (3)	0.00	0.00	0.00
Total increase (decrease) in net assets	(0.63)	(0.63)	(0.63)
Net asset value, end of period	$24.79	$24.79	$24.79
Shares outstanding, end of period	1,311,451,768	584,729,784	24,087,019
Total return based on NAV (4)	8.0%	7.1%	7.8%
Ratios:
Ratio of net expenses to average net assets (5)	7.0%	7.9%	7.3%
Ratio of net investment income to average net assets (5)	9.6%	8.8%	9.4%
Portfolio turnover rate	16.7%	16.7%	16.7%
Supplemental Data:
Net assets, end of period	$32,516,796	$14,498,062	$597,228
Asset coverage ratio	235.7%	235.7%	235.7%
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

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
(5)For the year ended December 31, 2025, the ratio of total operating expenses to average net assets was 7.0%, 7.9% and 7.3% on Class I, Class S and Class D, respectively, excluding the effect of expense support/(recoupment) and management fee and income based incentive fee waivers by the Adviser, if any, which represented 0.0%, 0.0% and 0.0% on Class I, Class S and Class D, respectively, of average net assets. Ratio does not include the expenses of investment companies which the Company has invested in, including joint ventures.
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
(5)For the year ended December 31, 2024, the ratio of total operating expenses to average net assets was 8.3%, 9.2% and 8.5% on Class I, Class S and Class D, respectively, excluding the effect of expense support/(recoupment) and management fee and income based incentive fee waivers by the Adviser, if any, which represented 0.0%, 0.0% and 0.0% on Class I, Class S and Class D, respectively, of average net assets.

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

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The following are the financial highlights for the year ended December 31, 2021:

	Year Ended December 31, 2021
	Class I	Class S	Class D (7)
Per Share Data (1):
Net asset value, beginning of period	$25.00	$25.00	$25.59
Net investment income	2.20	1.99	1.46
Net change in unrealized and realized gain (loss) (2)	0.84	0.84	0.39
Net increase (decrease) in net assets resulting from operations	3.04	2.83	1.85
Distributions from net investment income (3)	(2.09)	(1.88)	(1.49)
Distributions from net realized gains (3)	(0.02)	(0.02)	(0.02)
Net increase (decrease) in net assets from shareholders’ distributions	(2.11)	(1.90)	(1.51)
Early repurchase deduction fees (4)	0.00	0.00	0.00
Total increase (decrease) in net assets	0.93	0.93	0.34
Net asset value, end of period	$25.93	$25.93	$25.93
Shares outstanding, end of period	346,591,556	132,425,100	16,814,460
Total return based on NAV (5)	12.6%	11.6%	7.4%
Ratios:
Ratio of net expenses to average net assets (6)	4.8%	5.9%	5.7%
Ratio of net investment income to average net assets (6)	8.6%	7.8%	8.3%
Portfolio turnover rate	29.1%	29.1%	29.1%
Supplemental Data:
Net assets, end of period	$8,985,674	$3,433,213	$435,933
Asset coverage ratio	170.2%	170.2%	170.2%
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
(7)Class D commenced on May 1, 2021.
The following is information about the Company’s senior securities as of the dates indicated in the table below:

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
Bard Peak Funding Facility
December 31, 2025	$1,549,670	$2,357	—	N/A
December 31, 2024	1,000,298	2,265	—	N/A
December 31, 2023	242,243	2,219	—	N/A
December 31, 2022	1,235,414	1,845	—	N/A
December 31, 2021	879,000	1,702	—	N/A

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
Castle Peak Funding Facility
December 31, 2025	$1,760,209	$2,357	—	N/A
December 31, 2024	1,194,401	2,265	—	N/A
December 31, 2023	1,121,681	2,219	—	N/A
December 31, 2022	1,146,600	1,845	—	N/A
December 31, 2021	1,171,809	1,702	—	N/A
Maroon Peak Funding Facility
December 31, 2025	—	—	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	300,000	1,845	—	N/A
December 31, 2021	483,952	1,702	—	N/A
Summit Peak Funding Facility
December 31, 2025	1,257,548	2,357	—	N/A
December 31, 2024	952,105	2,265	—	N/A
December 31, 2023	286,046	2,219	—	N/A
December 31, 2022	1,691,844	1,845	—	N/A
December 31, 2021	1,643,154	1,702	—	N/A
Denali Peak Funding Facility
December 31, 2025	584,800	2,357	—	N/A
December 31, 2024	562,800	2,265	—	N/A
December 31, 2023	562,800	2,219	—	N/A
December 31, 2022	749,800	1,845	—	N/A
December 31, 2021	668,400	1,702	—	N/A
Bushnell Peak Funding Facility
December 31, 2025	554,300	2,357	—	N/A
December 31, 2024	480,300	2,265	—	N/A
December 31, 2023	465,300	2,219	—	N/A
December 31, 2022	400,000	1,845	—	N/A
December 31, 2021	395,500	1,702	—	N/A
Granite Peak Funding Facility
December 31, 2025	500,000	2,357	—	N/A
December 31, 2024	493,554	2,265	—	N/A
December 31, 2023	563,600	2,219	—	N/A
December 31, 2022	647,600	1,845	—	N/A
December 31, 2021	248,000	1,702	—	N/A
Middle Peak Funding Facility
December 31, 2025	890,000	2,357	—	N/A
December 31, 2024	750,000	2,265	—	N/A
December 31, 2023	600,950	2,219	—	N/A
December 31, 2022	596,950	1,845	—	N/A
December 31, 2021	799,550	1,702	—	N/A

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
Bison Peak Funding Facility
December 31, 2025	$1,437,200	$2,357	—	N/A
December 31, 2024	1,203,200	2,265	—	N/A
December 31, 2023	703,200	2,219	—	N/A
December 31, 2022	1,182,000	1,845	—	N/A
December 31, 2021	1,320,800	1,702	—	N/A
Blanca Peak Funding Facility
December 31, 2025	951,000	2,357	—	N/A
December 31, 2024	1,375,090	2,265	—	N/A
December 31, 2023	1,375,090	2,219	—	N/A
December 31, 2022	1,081,000	1,845	—	N/A
December 31, 2021	892,800	1,702	—	N/A
Windom Peak Funding Facility
December 31, 2025	2,150,076	2,357	—	N/A
December 31, 2024	1,029,841	2,265	—	N/A
December 31, 2023	967,477	2,219	—	N/A
December 31, 2022	1,741,465	1,845	—	N/A
December 31, 2021	989,759	1,702	—	N/A
Monarch Peak Funding Facility
December 31, 2025	1,500,000	2,357	—	N/A
December 31, 2024	750,000	2,265	—	N/A
December 31, 2023	1,400,400	2,219	—	N/A
December 31, 2022	873,400	1,845	—	N/A
December 31, 2021	567,400	1,702	—	N/A
Borah Peak Funding Facility
December 31, 2025	—	—	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	130,000	2,219	—	N/A
December 31, 2022	223,000	1,845	—	N/A
December 31, 2021	—	—	—	N/A
2022-1 BSL WH
December 31, 2025	—	—	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	148,000	1,845	—	N/A
December 31, 2021	—	—	—	N/A
Naomi Peak Funding Facility
December 31, 2025	—	—	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	385,000	2,219	—	N/A
December 31, 2022	400,000	1,845	—	N/A
December 31, 2021	—	—	—	N/A

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
Meridian Peak Funding Facility
December 31, 2025	$—	$—	—	N/A
December 31, 2024	246,000	2,265	—	N/A
December 31, 2023	246,000	2,219	—	N/A
December 31, 2022	170,000	1,845	—	N/A
December 31, 2021	—	—	—	N/A
Haydon Peak Funding Facility
December 31, 2025	212,000	2,357	—	N/A
December 31, 2024	250,000	2,265	—	N/A
December 31, 2023	49,000	2,219	—	N/A
December 31, 2022	49,000	1,845	—	N/A
December 31, 2021	—	—	—	N/A
Bear Peak Funding Facility
December 31, 2025	587,017	2,357	—	N/A
December 31, 2024	164,816	2,265	—	N/A
December 31, 2023	360,531	2,219	—	N/A
December 31, 2022	166,031	1,845	—	N/A
December 31, 2021	—	—	—	N/A
Phoenix Peak Funding Facility
December 31, 2025	221,455	2,357	—	N/A
December 31, 2024	197,736	2,265	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
2025-2 Lender Finance Facility
December 31, 2025	—	2,357	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
Revolving Credit Facility
December 31, 2025	2,259,240	2,357	—	N/A
December 31, 2024	4,639,587	2,265	—	N/A
December 31, 2023	1,131,025	2,219	—	N/A
December 31, 2022	1,470,758	1,845	—	N/A
December 31, 2021	1,144,422	1,702	—	N/A
June 2024 Notes
December 31, 2025	—	—	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	435,000	2,219	—	N/A
December 31, 2022	435,000	1,845	—	N/A
December 31, 2021	435,000	1,702	—	N/A

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
2026 Notes
December 31, 2025	$400,000	$2,357	—	N/A
December 31, 2024	400,000	2,265	—	N/A
December 31, 2023	400,000	2,219	—	N/A
December 31, 2022	400,000	1,845	—	N/A
December 31, 2021	400,000	1,702	—	N/A
May 2027 Notes
December 31, 2025	625,000	2,357	—	N/A
December 31, 2024	625,000	2,265	—	N/A
December 31, 2023	625,000	2,219	—	N/A
December 31, 2022	625,000	1,845	—	N/A
December 31, 2021	—	—	—	N/A
October 2027 Notes
December 31, 2025	350,000	2,357	—	N/A
December 31, 2024	350,000	2,265	—	N/A
December 31, 2023	350,000	2,219	—	N/A
December 31, 2022	350,000	1,845	—	N/A
December 31, 2021	—	—	—	N/A
March 2031 5.54% Notes
December 31, 2025	500,000	2,357	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
March 2033 Notes
December 31, 2025	500,000	2,357	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
September 2024 Notes
December 31, 2025	—	—	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	365,000	2,219	—	N/A
December 31, 2022	365,000	1,845	—	N/A
December 31, 2021	365,000	1,702	—	N/A
December 2026 Notes
December 31, 2025	1,250,000	2,357	—	N/A
December 31, 2024	1,250,000	2,265	—	N/A
December 31, 2023	1,250,000	2,219	—	N/A
December 31, 2022	1,250,000	1,845	—	N/A
December 31, 2021	1,250,000	1,702	—	N/A

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
November 2026 Eurobonds
December 31, 2025	$587,600	$2,357	—	N/A
December 31, 2024	517,925	2,265	—	N/A
December 31, 2023	551,975	2,219	—	N/A
December 31, 2022	534,975	1,845	—	N/A
December 31, 2021	569,958	1,702	—	N/A
November 2024 Notes
December 31, 2025	—	—	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	500,000	2,219	—	N/A
December 31, 2022	500,000	1,845	—	N/A
December 31, 2021	500,000	1,702	—	N/A
March 2027 Notes
December 31, 2025	1,000,000	2,357	—	N/A
December 31, 2024	1,000,000	2,265	—	N/A
December 31, 2023	1,000,000	2,219	—	N/A
December 31, 2022	1,000,000	1,845	—	N/A
December 31, 2021	1,000,000	1,702	—	N/A
January 2025 Notes
December 31, 2025	—	—	—	N/A
December 31, 2024	500,000	2,265	—	N/A
December 31, 2023	500,000	2,219	—	N/A
December 31, 2022	500,000	1,845	—	N/A
December 31, 2021	—	—	—	N/A
January 2029 Notes
December 31, 2025	650,000	2,357	—	N/A
December 31, 2024	650,000	2,265	—	N/A
December 31, 2023	650,000	2,219	—	N/A
December 31, 2022	650,000	1,845	—	N/A
December 31, 2021	—	—	—	N/A
March 2025 Notes
December 31, 2025	—	—	—	N/A
December 31, 2024	900,000	2,265	—	N/A
December 31, 2023	900,000	2,219	—	N/A
December 31, 2022	900,000	1,845	—	N/A
December 31, 2021	—	—	—	N/A
April 2026 UK Bonds
December 31, 2025	336,988	2,357	—	N/A
December 31, 2024	312,975	2,265	—	N/A
December 31, 2023	318,663	2,219	—	N/A
December 31, 2022	301,725	1,845	—	N/A
December 31, 2021	—	—	—	N/A

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
September 2025 Notes
December 31, 2025	$—	$—	—	N/A
December 31, 2024	800,000	2,265	—	N/A
December 31, 2023	800,000	2,219	—	N/A
December 31, 2022	800,000	1,845	—	N/A
December 31, 2021	—	—	—	N/A
November 2028 Notes
December 31, 2025	650,000	2,357	—	N/A
December 31, 2024	500,000	2,265	—	N/A
December 31, 2023	500,000	2,219	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
January 2031 Notes
December 31, 2025	600,000	2,357	—	N/A
December 31, 2024	500,000	2,265	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
July 2029 Notes
December 31, 2025	900,000	2,357	—	N/A
December 31, 2024	500,000	2,265	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
September 2027 Notes
December 31, 2025	400,000	2,357	—	N/A
December 31, 2024	400,000	2,265	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
April 2030 Notes
December 31, 2025	400,000	2,357	—	N/A
December 31, 2024	400,000	2,265	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
November 2029 Notes
December 31, 2025	400,000	2,357	—	N/A
December 31, 2024	400,000	2,265	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
November 2034 Notes
December 31, 2025	$800,000	$2,357	—	N/A
December 31, 2024	800,000	2,265	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
January 2032 Notes
December 31, 2025	1,000,000	2,357	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
September 2030 Notes
December 31, 2025	500,000	2,357	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
2021-1 BSL Notes
December 31, 2025	—	—	—	N/A
December 31, 2024	663,000	2,265	—	N/A
December 31, 2023	663,000	2,219	—	N/A
December 31, 2022	663,000	1,845	—	N/A
December 31, 2021	663,000	1,702	—	N/A
2021-2 Notes
December 31, 2025	505,800	2,357	—	N/A
December 31, 2024	505,800	2,265	—	N/A
December 31, 2023	505,800	2,219	—	N/A
December 31, 2022	505,800	1,845	—	N/A
December 31, 2021	505,800	1,702	—	N/A
MML 2021-1 Debt
December 31, 2025	690,000	2,357	—	N/A
December 31, 2024	690,000	2,265	—	N/A
December 31, 2023	690,000	2,219	—	N/A
December 31, 2022	690,000	1,845	—	N/A
December 31, 2021	690,000	1,702	—	N/A
MML 2022-1 Debt
December 31, 2025	759,000	2,357	—	N/A
December 31, 2024	759,000	2,265	—	N/A
December 31, 2023	759,000	2,219	—	N/A
December 31, 2022	759,000	1,845	—	N/A
December 31, 2021	—	—	—	N/A

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
2022-1 BSL Debt
December 31, 2025	$420,000	$2,357	—	N/A
December 31, 2024	420,000	2,265	—	N/A
December 31, 2023	420,000	2,219	—	N/A
December 31, 2022	420,000	1,845	—	N/A
December 31, 2021	—	—	—	N/A
MML 2022-2 Debt
December 31, 2025	300,500	2,357	—	N/A
December 31, 2024	300,500	2,265	—	N/A
December 31, 2023	300,500	2,219	—	N/A
December 31, 2022	300,500	1,845	—	N/A
December 31, 2021	—	—	—	N/A
2023-1 Notes
December 31, 2025	305,000	2,357	—	N/A
December 31, 2024	305,000	2,265	—	N/A
December 31, 2023	305,000	2,219	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
2024-1 Notes
December 31, 2025	244,000	2,357	—	N/A
December 31, 2024	244,000	2,265	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
2024-2 Notes
December 31, 2025	305,000	2,357	—	N/A
December 31, 2024	305,000	2,265	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
2025-1 Notes
December 31, 2025	884,000	2,357	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
2025-1 Lender Finance Notes
December 31, 2025	890,000	2,357	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
2025-1 BSL Notes
December 31, 2025	$661,625	$2,357	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
Short-Term Borrowings
December 31, 2025	856,829	2,357	—	N/A
December 31, 2024	420,829	2,265	—	N/A
December 31, 2023	28,546	2,219	—	N/A
December 31, 2022	619,377	1,845	—	N/A
December 31, 2021	718,156	1,702	—	N/A
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
(3)The amount to which such class of senior security would be entitled upon the Company’s involuntary liquidation in preference to any security junior to it. The “—” in this column indicates information that the SEC expressly does not require to be disclosed for certain types of senior securities.
(4)Not applicable because the senior securities are not registered for public trading.
As of December 31, 2025 and December 31, 2024, the aggregate principal amount of indebtedness outstanding was $35.1 billion and $30.7 billion, respectively.
Note 11. Joint Ventures
BCRED Emerald JV
Emerald JV was formed as a joint venture between the Company and a large North American pension fund (the “Emerald JV Partner”), commenced operations on January 19, 2022 and operates under a limited partnership agreement. The Emerald JV’s principal purpose is to make investments, primarily in senior secured loans that are made to middle-market companies or in broadly syndicated loans.
On January 19, 2022, a wholly-owned subsidiary of the Company and the Emerald JV Partner initially committed to contribute up to $1,500.0 million and $500.0 million of capital, respectively, to the Emerald JV. On September 26, 2022, the Company and the Emerald JV Partner agreed to increase their capital commitments to the Emerald JV to $2,250.0 million and $750.0 million, respectively.
As of December 31, 2025 and December 31, 2024, the Company had made capital contributions (net of returns of capital) of $1,815.0 million and the Emerald JV Partner had made capital contributions (net of returns of capital) of $605.0 million. As of December 31, 2025 and December 31, 2024, $435.0 million of capital remained uncalled from the Company and $145.0 million of capital remained uncalled from the Emerald JV Partner. The Company and the Emerald JV Partner may, from time-to-time, make additional contributions of capital or may receive returns of capital from the Emerald JV.
As of December 31, 2025 and December 31, 2024, the Company and the Emerald JV Partner’s equity ownership interests in the Emerald JV were 75% and 25%, respectively.
From time to time, the Company may purchase investments from, or sell investments to, the Emerald JV. Any such purchases and sales require the approval of the Emerald JV’s general partner, which is jointly controlled by the Company and the Emerald JV Partner. For the year ended December 31, 2025, the Company purchased investments from Emerald JV with a par value of $18.0 million, for a total cash purchase price based on then-current fair value (at the time of purchase) of $18.0 million.

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The Company and the Emerald JV Partner, through their joint control of the Emerald JV’s general partner, have equal control of the Emerald JV’s investment decisions, the decision to call additional capital up to the amounts committed by the Company and the Emerald JV Partner, the decision to return capital or to make distributions, and generally all other decisions in respect of the Emerald JV must be approved by the Emerald JV’s investment committee or board of directors, each of which consists of an equal number of representatives of the Company and the Emerald JV Partner. The initial term of the Emerald JV was three years from the commencement of operations, and will continue for successive six-month periods thereafter upon the approval the Emerald JV’s general partner, except in the case of a dissolution event. The Company’s investment in the Emerald JV cannot be transferred without the consent of the Emerald JV Partner. Effective January 18, 2026, the Emerald JV’s general partner approved the extension of the Emerald JV to July 18, 2026.
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
The Company’s investment in the Emerald JV is disclosed on the Company’s Consolidated Schedule of Investments as of December 31, 2025 and December 31, 2024.

BCRED Emerald JV LP
Consolidated Schedule of Investments
December 31, 2025
(in thousands)
The following table presents the consolidated schedule of investments of the Emerald JV as of December 31, 2025:

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt
Aerospace & Defense
Atlas CC Acquisition Corp.	(10)(17)	SOFR +	4.25%	8.37%	7/25/2025	5/25/2029	$7,994	$5,791	$4,141	0.19%
Atlas CC Acquisition Corp.	(10)(17)	SOFR +	4.25%	8.37%	7/25/2025	5/25/2029	1,160	783	601	0.03
Dynasty Acquisition Co, Inc.	(8)	SOFR +	2.00%	5.72%	10/14/2025	10/31/2031	7,226	7,238	7,262	0.32
Dynasty Acquisition Co, Inc.	(8)	SOFR +	2.00%	5.72%	10/14/2025	10/31/2031	2,749	2,753	2,762	0.12
Novaria Holdings, LLC	(8)	SOFR +	3.25%	6.97%	2/5/2025	6/6/2031	1,121	1,121	1,124	0.05
Peraton Corp.	(10)	SOFR +	3.75%	7.69%	8/4/2022	2/1/2028	20,022	19,996	18,624	0.83
Propulsion BC Newco, LLC	(9)	SOFR +	2.50%	6.17%	12/1/2025	12/1/2032	3,162	3,154	3,182	0.14
Sanders Industries Holdings, Inc.	(7)(9)	SOFR +	2.50%	6.43%	3/10/2025	2/26/2032	23,064	22,906	23,196	1.04
Signia Aerospace, LLC	(7)(8)	SOFR +	2.75%	6.44%	7/23/2025	12/11/2031	20,789	20,859	20,896	0.93
TransDigm, Inc.	(8)	SOFR +	2.50%	6.22%	11/19/2024	1/19/2032	9,875	9,913	9,926	0.44
TransDigm, Inc.	(8)	SOFR +	2.50%	6.22%	11/19/2024	2/28/2031	3,960	3,940	3,979	0.18
TransDigm, Inc.	(8)	SOFR +	2.50%	6.22%	8/13/2025	8/19/2032	6,764	6,747	6,799	0.30
TransDigm, Inc.	(8)	SOFR +	2.25%	5.97%	9/11/2025	3/22/2030	10,919	10,963	10,962	0.49
Vertex Aerospace Services Corp.	(10)	SOFR +	2.25%	5.97%	1/19/2022	12/6/2030	12,826	12,793	12,917	0.58
								128,957	126,371	5.64
Air Freight & Logistics
AIT Worldwide Logistics Holdings, Inc.	(10)	SOFR +	4.00%	7.89%	10/30/2024	4/8/2030	20,118	20,118	20,269	0.91
Mode Purchaser, Inc.	(4)(11)	SOFR +	6.25%	10.24%	1/19/2022	12/9/2027	30,993	30,993	28,203	1.26
RWL Holdings, LLC	(4)(10)	SOFR +	5.75%	9.57%	1/19/2022	12/31/2028	26,099	25,874	24,272	1.08
Savage Enterprises, LLC	(8)	SOFR +	2.50%	6.28%	7/30/2025	8/5/2032	9,019	9,010	9,070	0.41
SEKO Global Logistics Network, LLC	(4)(11)	SOFR +	10.00%	13.82% PIK	11/27/2024	11/27/2029	2,860	2,823	2,860	0.13
SEKO Global Logistics Network, LLC	(4)(11)	SOFR +	7.00%	10.82% PIK	11/27/2024	5/27/2030	8,609	8,609	8,609	0.38
SEKO Global Logistics Network, LLC	(4)(7)(11)	SOFR +	10.50%	14.36% (incl. 9.50% PIK)	11/10/2025	11/27/2029	665	663	665	0.03
Stonepeak Nile Parent, LLC	(8)	SOFR +	2.25%	6.16%	10/14/2025	4/9/2032	23,318	23,285	23,347	1.04
Wwex Uni Topco Holdings, LLC	(10)	SOFR +	4.00%	7.67%	11/8/2024	7/26/2028	6,175	6,091	6,211	0.28
Wwex Uni Topco Holdings, LLC	(4)(10)	SOFR +	4.75%	8.42%	3/21/2025	7/26/2028	15,368	15,161	15,425	0.69
								142,627	138,931	6.21

BCRED Emerald JV LP
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Airlines
American Airlines, Inc.	(8)	SOFR +	2.25%	6.13%	1/19/2022	4/20/2028	$2,467	$2,467	$2,476	0.11%
American Airlines, Inc.	(8)	SOFR +	2.25%	6.00%	12/12/2024	2/15/2028	14,847	14,896	14,904	0.67
American Airlines, Inc.	(8)	SOFR +	3.25%	7.13%	5/28/2025	5/28/2032	2,852	2,825	2,869	0.13
JetBlue Airways Corp.	(9)	SOFR +	4.75%	8.44%	11/7/2024	8/27/2029	4,938	4,955	4,751	0.21
								25,143	25,000	1.12
Auto Components
Belron Finance 2019, LLC	(9)	SOFR +	2.25%	6.12%	7/18/2025	10/16/2031	9,875	9,972	9,943	0.44
Clarios Global, LP	(8)	SOFR +	2.50%	6.22%	3/5/2025	5/6/2030	8,935	8,938	8,958	0.40
Clarios Global, LP	(8)	SOFR +	2.75%	6.47%	1/28/2025	1/28/2032	23,424	23,354	23,574	1.05
Valvoline, Inc.	(8)	SOFR +	2.00%	5.87%	3/19/2025	12/1/2032	2,692	2,680	2,713	0.12
								44,944	45,188	2.01
Beverages
Sazerac Co, Inc.	(8)	SOFR +	2.50%	6.28%	7/10/2025	7/9/2032	6,551	6,519	6,572	0.29
Triton Water Holdings, Inc.	(9)	SOFR +	2.25%	5.92%	2/12/2025	3/31/2028	19,742	19,748	19,821	0.89
								26,267	26,393	1.18
Biotechnology
Grifols Worldwide Operations USA, Inc.	(8)	SOFR +	2.00%	5.97%	7/23/2025	11/15/2027	10,000	9,991	10,010	0.45
Broadline Retail
Peer Holding III, BV	(8)	SOFR +	2.25%	5.92%	9/29/2025	9/29/2032	4,127	4,127	4,140	0.18
Building Products
Cornerstone Building Brands, Inc.	(9)	SOFR +	3.25%	7.10%	1/19/2022	4/12/2028	26,141	25,449	20,612	0.92
Fencing Supply Group Acquisition, LLC	(4)(11)	SOFR +	6.00%	9.82%	1/19/2022	2/26/2027	19,048	19,027	18,334	0.82
LBM Acquisition, LLC	(10)	SOFR +	3.75%	7.58%	6/6/2024	6/6/2031	9,318	9,237	8,766	0.39
MIWD Holdco II, LLC	(8)	SOFR +	2.75%	6.47%	10/3/2024	3/28/2031	9,875	9,961	9,897	0.44
Oscar Acquisitionco, LLC	(9)	SOFR +	4.25%	7.92%	12/2/2024	4/29/2029	9,872	9,830	7,136	0.32
Resideo Funding, Inc.	(8)	SOFR +	2.00%	5.72%	8/8/2025	8/13/2032	6,696	6,698	6,721	0.30
TCP Sunbelt Acquisition, Co.	(8)	SOFR +	4.25%	8.07%	10/15/2024	10/24/2031	25,137	24,926	25,435	1.14
Windows Acquisition Holdings, Inc.	(4)(11)	SOFR +	6.50%	10.32%	1/19/2022	12/29/2026	10,473	10,473	8,614	0.38
								115,601	105,515	4.71

BCRED Emerald JV LP
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Capital Markets
Apex Group Treasury, LLC	(8)	SOFR +	3.50%	7.39%	2/27/2025	2/27/2032		$71,295	$71,244	$67,374	3.01%
Aretec Group, Inc.	(8)	SOFR +	3.00%	6.72%	11/20/2025	8/9/2030		19,264	19,110	19,362	0.87
Citco Funding, LLC	(9)	SOFR +	2.75%	6.51%	6/13/2024	4/27/2028		7,138	7,133	7,194	0.32
EP Wealth Advisors, LLC	(8)	SOFR +	3.00%	6.67%	10/16/2025	10/18/2032		2,415	2,409	2,433	0.11
Focus Financial Partners, LLC	(8)	SOFR +	2.50%	6.22%	3/13/2025	9/15/2031		22,731	22,631	22,795	1.02
GTCR Everest Borrower, LLC	(8)	SOFR +	2.75%	6.42%	7/25/2025	9/5/2031		25,326	25,200	25,449	1.14
Hudson River Trading, LLC	(8)	SOFR +	2.75%	6.49%	6/25/2025	3/18/2030		869	867	874	0.04
ITG Communications, LLC	(8)	SOFR +	4.75%	8.95%	7/1/2025	7/9/2031		9,167	8,845	8,892	0.40
Jane Street Group, LLC	(8)	SOFR +	2.00%	5.82%	7/23/2025	12/15/2031		8,249	8,209	8,221	0.37
Jump Financial, LLC	(8)	SOFR +	3.50%	7.17%	7/31/2025	2/26/2032		697	697	690	0.03
Kestra Advisor Services Holdings A, Inc.	(8)	SOFR +	3.00%	6.72%	8/1/2025	3/22/2031		1,574	1,574	1,579	0.07
Osaic Holdings, Inc.	(8)	SOFR +	3.00%	6.60%	7/17/2025	7/30/2032		23,260	23,226	23,384	1.04
Resolute Investment Managers, Inc.	(11)	SOFR +	6.50%	10.43%	12/29/2023	10/30/2028		941	936	765	0.03
Saphilux S.à r.l.	(8)	S +	4.25%	8.22%	7/27/2023	7/18/2028	GBP	20,000	25,543	27,229	1.22
Saphilux S.à r.l.	(8)	SOFR +	3.00%	6.92%	7/17/2025	7/18/2028		1,327	1,327	1,337	0.06
Situs-AMC Holdings Corporation	(4)(10)	SOFR +	5.50%	9.17%	9/26/2022	5/14/2031		89,862	89,306	89,862	4.01
Superannuation & Investments US, LLC	(9)	SOFR +	3.00%	6.72%	7/18/2025	12/1/2028		3,138	3,143	3,162	0.14
The Edelman Financial Engines Center, LLC	(8)	SOFR +	3.00%	6.72%	6/5/2024	4/7/2028		18,441	18,441	18,560	0.83
									329,841	329,162	14.71
Chemicals
Derby Buyer, LLC	(9)	SOFR +	3.00%	6.75%	12/13/2024	11/1/2030		13,045	13,102	13,102	0.59
Discovery Purchaser Corp.	(9)	SOFR +	3.75%	7.61%	12/2/2024	10/4/2029		9,952	10,017	9,587	0.43
Fortis 333, Inc.	(8)	SOFR +	3.50%	7.17%	2/6/2025	3/27/2032		3,483	3,475	3,458	0.15
Olympus Water US Holding Corp.	(8)	SOFR +	3.25%	6.92%	11/3/2025	11/3/2032		2,687	2,680	2,675	0.12
Pigments Services, Inc.	(4)(14)(17)	SOFR +	8.25%	12.07% PIK	4/14/2023	4/14/2029		8,058	4,670	0	0.00
Pigments Services, Inc.	(4)(14)(17)	SOFR +	8.25%	12.07% PIK	4/14/2023	4/14/2029		3,935	3,558	2,183	0.10
Solstice Advanced Materials, Inc.	(8)	SOFR +	1.75%	5.59%	10/29/2025	10/29/2032		2,915	2,911	2,934	0.13
									40,413	33,939	1.52

BCRED Emerald JV LP
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Commercial Services & Supplies
Access CIG, LLC	(9)	SOFR +	4.00%	7.72%	8/15/2025	8/19/2030	$21,497	$21,214	$20,798	0.93%
Allied Universal Holdco, LLC	(9)	SOFR +	3.25%	6.97%	8/6/2025	8/20/2032	43,231	43,179	43,508	1.94
Anticimex, Inc.	(8)	SOFR +	2.90%	6.56%	11/21/2025	11/17/2031	30,498	30,481	30,689	1.37
Armor Holdco, Inc.	(9)	SOFR +	3.75%	7.55%	11/20/2025	12/10/2031	14,020	13,991	14,097	0.63
Belfor Holdings, Inc.	(10)	SOFR +	2.75%	6.47%	8/8/2025	11/1/2030	143	143	144	0.01
DG Investment Intermediate Holdings 2, Inc.	(8)	SOFR +	3.75%	7.47%	7/2/2025	7/9/2032	13,274	13,217	13,323	0.60
EAB Global, Inc.	(9)	SOFR +	3.00%	6.72%	1/19/2022	8/16/2030	13,034	13,025	11,621	0.52
Foundational Education Group, Inc.	(9)	SOFR +	3.75%	7.85%	6/7/2022	8/31/2028	3,850	3,790	3,559	0.16
GBT US III, LLC	(8)	SOFR +	2.50%	6.36%	2/4/2025	7/25/2031	770	770	773	0.03
GFL Environmental Services USA, Inc.	(8)	SOFR +	2.50%	6.27%	3/3/2025	3/3/2032	18,080	18,070	18,179	0.81
International SOS The Americas, LP	(4)(9)	SOFR +	2.75%	6.42%	6/28/2024	9/7/2028	1,921	1,921	1,933	0.09
Java Buyer, Inc.	(4)(10)	SOFR +	5.00%	8.94%	1/19/2022	12/15/2027	9,433	9,371	9,433	0.42
Java Buyer, Inc.	(4)(10)	SOFR +	5.00%	8.94%	1/19/2022	12/15/2027	2,917	2,904	2,917	0.13
JSS Holdings, Inc.	(4)(10)	SOFR +	5.00%	8.69% (incl. 2.75% PIK)	1/19/2022	11/8/2031	37,432	37,281	37,432	1.67
KPSKY Acquisition, Inc.	(4)(10)(18)	SOFR +	5.50%	9.44%	9/26/2022	10/19/2028	132,218	129,063	115,030	5.14
Lsf12 Crown US Commercial Bidco, LLC	(8)	SOFR +	3.50%	7.37%	9/19/2025	12/2/2031	6,172	6,172	6,218	0.28
OMNIA Partners, LLC	(8)	SOFR +	2.75%	6.45%	1/26/2024	12/31/2032	32,619	32,774	32,788	1.46
Pinnacle Buyer, LLC	(7)(8)	SOFR +	2.50%	6.16%	9/11/2025	10/1/2032	10,086	10,084	10,147	0.45
Polyphase Elevator Holding, Co.	(4)(10)	SOFR +	5.00%	8.67%	11/24/2025	11/24/2032	29,206	28,709	28,987	1.29
Prime Security Services Borrower, LLC	(8)	SOFR +	2.00%	6.13%	11/20/2024	10/13/2030	15,116	15,083	15,157	0.68
Prime Security Services Borrower, LLC	(8)	SOFR +	1.75%	5.58%	10/1/2025	3/7/2032	3,855	3,817	3,850	0.17
Pye-Barker Fire & Safety, LLC	(7)(8)	SOFR +	2.50%	6.21%	12/16/2025	12/16/2032	11,269	11,213	11,365	0.51
Tempo Acquisition, LLC	(9)	SOFR +	1.75%	5.47%	3/13/2025	8/31/2028	9,925	9,891	9,567	0.43
TMF Sapphire Bidco, BV	(8)	SOFR +	2.75%	6.69%	1/22/2025	5/3/2028	272	271	274	0.01
TRC Cos, LLC	(8)	SOFR +	3.00%	6.72%	1/14/2025	12/8/2028	13,485	13,490	13,544	0.61
								469,924	455,333	20.34
Communications Equipment
Viavi Solutions, Inc.	(4)(8)	SOFR +	2.50%	6.39%	10/16/2025	10/16/2032	2,837	2,830	2,858	0.13

BCRED Emerald JV LP
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Construction & Engineering
Amentum Holdings, Inc.	(8)	SOFR +	2.00%	5.72%	4/4/2025	9/29/2031	$3,997	$3,866	$4,014	0.18%
Azuria Water Solutions, Inc.	(7)(10)	SOFR +	3.00%	6.72%	5/15/2025	5/17/2028	4,663	4,619	4,698	0.21
Brookfield WEC Holdings, Inc.	(8)	SOFR +	2.00%	5.87%	1/25/2024	1/27/2031	33,552	33,564	33,647	1.50
Centuri Group, Inc.	(8)	SOFR +	2.25%	6.12%	12/26/2025	7/9/2032	3,035	3,027	3,050	0.14
Osmose Utilities Services, Inc.	(9)	SOFR +	3.25%	7.08%	11/7/2024	6/23/2028	13,754	13,812	13,548	0.61
Socotec US Holding, Inc.	(8)	SOFR +	3.25%	6.91%	7/22/2025	6/2/2031	1,372	1,369	1,385	0.06
Tecta America Corp.	(8)	SOFR +	2.75%	6.47%	12/23/2025	2/18/2032	2,466	2,461	2,479	0.11
Touchdown Acquirer, Inc.	(8)	SOFR +	2.75%	6.57%	4/8/2025	2/21/2031	4,963	4,864	4,985	0.22
								67,582	67,806	3.03
Construction Materials
Green Infrastructure Partners US, LLC	(8)	SOFR +	2.75%	6.42%	9/19/2025	9/24/2032	9,363	9,365	9,398	0.42
MSOF Beacon, LLC	(8)	SOFR +	2.50%	6.24%	12/23/2025	12/23/2032	1,810	1,806	1,820	0.08
Quikrete Holdings, Inc.	(8)	SOFR +	2.25%	5.97%	4/8/2025	2/10/2032	9,950	9,831	9,992	0.45
Tamko Building Products, LLC	(8)	SOFR +	2.75%	6.95%	10/23/2024	9/20/2030	7,853	7,899	7,915	0.35
								28,901	29,125	1.30
Consumer Finance
CPI Holdco B, LLC	(8)	SOFR +	2.00%	5.72%	12/11/2025	5/17/2031	10,376	10,366	10,410	0.47
Containers & Packaging
Ascend Buyer, LLC	(4)(10)	SOFR +	5.25%	8.92%	9/26/2022	9/30/2028	73,255	72,918	73,255	3.27
Berlin Packaging, LLC	(8)	SOFR +	3.25%	7.24%	7/25/2025	6/7/2031	28,923	29,052	29,023	1.30
Clydesdale Acquisition Holdings, Inc.	(9)	SOFR +	3.18%	6.89%	4/13/2022	4/13/2029	31,338	31,278	31,399	1.40
Clydesdale Acquisition Holdings, Inc.	(9)	SOFR +	3.25%	6.97%	8/22/2025	4/1/2032	10,884	10,846	10,888	0.49
Graham Packaging Co., Inc.	(8)	SOFR +	2.50%	6.22%	7/31/2024	8/4/2027	22,953	23,009	23,069	1.03
ProAmpac PG Borrower, LLC	(10)	SOFR +	4.00%	7.88%	4/9/2024	9/15/2028	12,071	12,027	12,111	0.54
Ring Container Technologies Group, LLC	(9)	SOFR +	2.50%	6.22%	9/11/2025	9/15/2032	21,753	21,781	21,838	0.98
SupplyOne, Inc.	(8)	SOFR +	3.50%	7.22%	4/19/2024	4/21/2031	19,457	19,589	19,521	0.87
TricorBraun Holdings, Inc.	(9)	SOFR +	3.25%	6.97%	1/19/2022	3/3/2031	28,129	27,914	27,310	1.22
Trident TPI Holdings, Inc.	(9)	SOFR +	3.75%	7.42%	10/18/2024	9/15/2028	38,050	37,524	36,642	1.64
								285,938	285,056	12.74

BCRED Emerald JV LP
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Distributors
Boots Group Finco, LP	(8)	SOFR +	3.50%	7.21%	7/18/2025	8/30/2032	$3,379	$3,371	$3,402	0.15%
BP Purchaser, LLC	(4)(10)	SOFR +	5.50%	9.48%	9/26/2022	12/11/2028	51,883	51,401	39,820	1.78
Bradyplus Holdings, LLC	(8)	SOFR +	5.00%	8.84%	12/29/2025	12/29/2032	10,627	10,468	10,532	0.47
Genuine Cable Group, LLC	(4)(10)	SOFR +	5.75%	9.57%	1/19/2022	11/2/2026	31,165	31,067	30,386	1.36
Marcone Yellowstone Buyer, Inc.	(4)(10)	SOFR +	7.00%	11.13% (incl. 3.25% PIK)	9/26/2022	6/23/2028	84,057	83,176	75,231	3.36
Tailwind Colony Holding Corporation	(4)(11)	SOFR +	6.50%	10.44%	1/19/2022	11/13/2026	30,577	30,526	29,736	1.33
								210,009	189,107	8.45
Diversified Consumer Services
Barbri Holdings, Inc.	(4)(10)	SOFR +	5.00%	8.69%	1/19/2022	4/30/2030	69,213	68,794	69,213	3.09
Cambium Learning Group, Inc.	(4)(7)(10)	SOFR +	5.50%	9.46%	1/19/2022	7/20/2028	33,908	33,908	32,975	1.47
Cengage Learning, Inc.	(11)	SOFR +	3.50%	7.23%	11/22/2024	3/24/2031	13,593	13,608	13,665	0.61
Element Materials Technology Group US Holdings, Inc.	(9)	SOFR +	3.68%	7.35%	4/12/2022	7/6/2029	4,850	4,841	4,899	0.22
Express Wash Concepts, LLC	(4)(7)(11)	SOFR +	5.00%	7.17%	1/19/2022	4/30/2027	28,965	28,654	28,887	1.29
Express Wash Concepts, LLC	(4)(11)	SOFR +	5.00%	8.82%	1/19/2022	4/30/2027	28,149	28,034	28,149	1.26
Fugue Finance, LLC	(9)	SOFR +	2.75%	6.57%	7/15/2025	1/9/2032	6,422	6,448	6,452	0.29
Imagine Learning, LLC	(9)	SOFR +	3.50%	7.22%	2/1/2024	12/21/2029	20,723	20,716	20,046	0.90
KUEHG Corp.	(9)	SOFR +	2.75%	6.42%	10/21/2024	6/12/2030	20,447	20,479	19,903	0.89
Learning Care Group US No 2, Inc.	(9)	SOFR +	4.00%	7.88%	3/26/2025	8/11/2028	3,692	3,670	3,092	0.14
Mckissock Investment Holdings, LLC	(10)	SOFR +	5.00%	9.05%	3/10/2022	3/12/2029	3,850	3,832	3,624	0.16
Mister Car Wash Holdings, Inc.	(8)	SOFR +	2.50%	6.22%	12/6/2024	3/27/2031	8,671	8,727	8,715	0.39
Pre-Paid Legal Services, Inc.	(9)	SOFR +	3.25%	6.97%	1/19/2022	12/15/2028	27,451	27,391	26,602	1.19
Spring Education Group, Inc.	(8)	SOFR +	3.25%	6.92%	9/10/2025	10/4/2030	314	314	316	0.01
University Support Services, LLC	(9)	SOFR +	2.75%	6.47%	2/10/2022	2/10/2029	15,211	15,191	14,741	0.66
								284,607	281,279	12.57

BCRED Emerald JV LP
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Diversified Telecommunication Services
Lumen Technologies, Inc.	(14)	SOFR +	6.00%	9.72%	12/18/2024	6/1/2028	$9,883	$9,927	$9,970	0.45%
Radiate Holdco, LLC	(10)	SOFR +	5.00%	8.83% (incl. 1.50% PIK)	6/30/2025	9/25/2029	2,352	2,352	1,822	0.08
Zacapa, LLC	(9)	SOFR +	3.75%	7.42%	10/29/2024	3/22/2029	15,645	15,722	15,675	0.70
								28,001	27,467	1.23
Electric Utilities
Alpha Generation, LLC	(8)	SOFR +	2.00%	5.72%	7/23/2025	9/30/2031	4,975	4,977	4,997	0.22
Cogentrix Finance Holdco I, LLC	(8)	SOFR +	2.25%	5.97%	8/7/2025	2/26/2032	7,423	7,426	7,479	0.33
NRG Energy, Inc.	(8)	SOFR +	1.75%	5.59%	7/23/2025	4/16/2031	4,975	4,984	4,995	0.22
								17,387	17,471	0.77
Electrical Equipment
Arcline FM Holdings, LLC	(10)	SOFR +	2.75%	6.42%	3/27/2025	6/23/2030	2,939	2,937	2,954	0.13
Forgent Intermediate IV, LLC	(4)(8)	SOFR +	3.25%	7.02%	12/19/2025	12/20/2032	4,830	4,782	4,806	0.21
Madison IAQ, LLC	(9)	SOFR +	2.50%	6.70%	1/19/2022	6/21/2028	31,224	31,201	31,410	1.40
Madison IAQ, LLC	(9)	SOFR +	2.75%	6.64%	11/6/2025	11/8/2032	7,530	7,462	7,587	0.34
								46,382	46,757	2.08
Electronic Equipment, Instruments & Components
Albireo Energy, LLC	(4)(11)	SOFR +	6.00%	10.04%	1/19/2022	12/23/2026	3,128	3,119	3,128	0.14
Albireo Energy, LLC	(4)(11)	SOFR +	6.00%	9.99%	1/19/2022	12/23/2026	802	801	802	0.04
Albireo Energy, LLC	(4)(11)	SOFR +	6.00%	9.79%	1/19/2022	12/23/2026	10,421	10,390	10,421	0.47
Infinite Bidco, LLC	(9)	SOFR +	3.75%	7.85%	1/19/2022	3/2/2028	2,881	2,886	2,853	0.13
Modena Buyer, LLC	(8)	SOFR +	4.25%	8.09%	7/1/2024	7/1/2031	3,069	3,020	3,059	0.14
Project Aurora US Finco, Inc.	(8)	SOFR +	2.75%	6.49%	9/30/2025	9/30/2032	2,898	2,891	2,916	0.13
Qnity Electronics, Inc.	(8)	SOFR +	2.00%	5.70%	10/31/2025	11/1/2032	13,626	13,593	13,705	0.61
Sanmina Corp.	(4)(8)	SOFR +	2.00%	5.92%	10/27/2025	10/27/2032	5,148	5,135	5,164	0.23
								41,835	42,048	1.89
Energy Equipment & Services
Covia Holdings, LLC	(8)	SOFR +	2.75%	6.71%	7/31/2025	2/26/2032	2,819	2,812	2,803	0.13
Ursa Minor US Bidco, LLC	(8)	SOFR +	2.25%	5.92%	11/13/2025	3/26/2031	4,963	5,018	4,985	0.22
								7,830	7,788	0.35
Entertainment
EOC Borrower, LLC	(8)	SOFR +	3.00%	6.72%	3/31/2025	3/24/2032	14,592	14,515	14,694	0.66
UFC Holdings, LLC	(8)	SOFR +	2.00%	5.87%	9/9/2025	11/21/2031	7,506	7,506	7,549	0.34
								22,021	22,243	1.00

BCRED Emerald JV LP
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Financial Services
Bcpe Pequod Buyer, Inc.	(8)	SOFR +	3.00%	6.72%	12/5/2025	11/25/2031		$1,991	$1,981	$1,998	0.09%
Chicago US Midco III, LP	(7)(8)	SOFR +	2.50%	6.22%	10/30/2025	11/1/2032		8,220	8,200	8,249	0.37
Corpay Technologies Operating Co, LLC	(8)	SOFR +	1.75%	5.47%	11/5/2025	11/5/2032		4,391	4,369	4,400	0.20
Mitchell International, Inc.	(9)	SOFR +	3.25%	6.97%	6/17/2024	6/17/2031		14,813	14,803	14,879	0.66
Planet US Buyer, LLC	(8)	SOFR +	3.00%	6.82%	11/25/2024	2/7/2031		10,681	10,770	10,764	0.48
Shift4 Payments, LLC	(8)	SOFR +	2.50%	6.17%	12/2/2025	7/3/2032		2,639	2,633	2,658	0.12
Solera, LLC	(9)(18)	SOFR +	3.75%	7.85%	5/16/2022	6/2/2028		16,557	16,433	16,004	0.71
Synechron, Inc.	(4)(8)	SOFR +	3.75%	7.57%	10/3/2024	10/3/2031		3,990	3,943	3,980	0.18
									63,132	62,932	2.81
Food Products
CHG PPC Parent, LLC	(9)	SOFR +	3.00%	6.83%	11/7/2024	12/8/2028		15,792	15,852	15,871	0.71
Dreyers Grand Ice Cream, Inc.	(8)	SOFR +	2.25%	6.45%	11/7/2024	9/30/2031		21,847	21,766	21,863	0.98
Froneri US, Inc.	(8)	SOFR +	2.25%	6.12%	7/16/2025	9/30/2032		18,266	18,239	18,291	0.82
PFI Lower Midco, LLC	(8)	SOFR +	4.00%	7.87%	12/1/2025	12/1/2032		2,000	1,980	2,018	0.09
Red SPV, LLC	(8)	SOFR +	2.25%	5.98%	3/13/2025	3/15/2032		7,147	7,115	7,168	0.32
									64,952	65,211	2.92
Gas Utilities
CQP Holdco, LP	(9)	SOFR +	2.00%	5.67%	4/4/2025	12/31/2030		3,970	3,930	3,988	0.18
Health Care Equipment & Supplies
CSHC Buyerco, LLC	(4)(11)	SOFR +	4.75%	8.57%	2/15/2022	9/8/2026		7,208	7,189	7,190	0.32
CSHC Buyerco, LLC	(4)(10)	SOFR +	4.75%	8.57%	2/15/2022	9/8/2026		3,432	3,423	3,424	0.15
Embecta Corp.	(9)	SOFR +	3.00%	6.72%	12/11/2024	3/30/2029		6,895	6,888	6,917	0.31
Natus Medical, Inc.	(4)(9)	SOFR +	5.25%	9.07%	8/18/2022	7/20/2029		3,149	3,044	3,149	0.14
Resonetics, LLC	(10)	SOFR +	2.75%	6.59%	7/24/2025	6/18/2031		7,325	7,370	7,349	0.33
WS Audiology A/S	(8)	SOFR +	3.50%	7.20%	6/27/2025	2/28/2029		18,825	18,825	18,967	0.85
									46,739	46,996	2.10
Health Care Providers & Services
ACI Group Holdings, Inc.	(4)(10)	SOFR +	6.00%	9.77% (incl. 3.25% PIK)	7/7/2023	8/2/2028		132,828	132,224	106,262	4.75
ADCS Clinics Intermediate Holdings, LLC	(4)(11)	SOFR +	6.25%	9.95%	1/19/2022	5/7/2027		1,679	1,673	1,679	0.07
ADCS Clinics Intermediate Holdings, LLC	(4)(11)	SOFR +	6.25%	10.05%	1/19/2022	5/7/2027		28,404	28,293	28,404	1.27
ADCS Clinics Intermediate Holdings, LLC	(4)(7)(11)	SOFR +	6.25%	9.95%	1/19/2022	5/7/2026		112	111	112	0.00
Amerivet Partners Management, Inc.	(4)(10)	SOFR +	5.50%	9.62%	9/26/2022	2/25/2028		81,578	80,677	78,111	3.49
Canadian Hospital Specialties, Ltd.	(4)(11)	CA +	4.50%	7.12%	12/20/2022	4/14/2028	CAD	29,015	21,174	21,140	0.94

BCRED Emerald JV LP
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Health Care Providers & Services (continued)
CCBlue Bidco, Inc.	(4)(10)	SOFR +	6.50%	10.27% (incl. 4.00% PIK)	1/19/2022	12/21/2028	$24,941	$24,773	$20,077	0.90%
CHG Healthcare Services, Inc.	(9)	SOFR +	2.75%	6.67%	7/25/2025	9/29/2028	20,429	20,476	20,547	0.92
CNT Holdings I Corp.	(10)	SOFR +	2.25%	6.09%	4/8/2025	11/8/2032	10,470	10,381	10,507	0.47
DCA Investment Holdings, LLC	(4)(10)(17)	SOFR +	6.41%	12.08%	1/19/2022	4/3/2028	28,505	28,386	24,087	1.08
DCA Investment Holdings, LLC	(4)(10)(17)	SOFR +	6.41%	12.08%	2/25/2022	4/3/2028	794	791	671	0.03
Examworks Bidco, Inc.	(9)	SOFR +	2.50%	6.22%	1/19/2022	11/1/2028	24,789	24,696	24,947	1.11
Global Medical Response, Inc.	(8)	SOFR +	3.50%	7.38%	9/10/2025	10/1/2032	38,246	38,154	38,530	1.72
Heartland Dental, LLC	(10)	SOFR +	3.75%	7.47%	8/7/2025	8/25/2032	22,828	22,785	22,951	1.03
ICS US Holdings, Inc.	(4)(9)	SOFR +	5.25%	9.01%	12/20/2022	6/8/2028	35,000	33,982	18,550	0.83
IVI America, LLC	(8)	SOFR +	3.25%	6.92%	9/11/2025	4/18/2031	491	491	496	0.02
Jayhawk Buyer, LLC	(4)(11)	SOFR +	5.25%	9.07%	1/19/2022	4/15/2028	25,464	25,420	24,827	1.11
MED ParentCo, LP	(8)	SOFR +	3.00%	6.72%	12/31/2025	4/15/2031	25,655	25,655	25,762	1.15
Navigator Acquiror, Inc.	(4)(7)(9)	SOFR +	5.50%	9.32% (incl. 4.00% PIK)	1/19/2022	7/16/2030	21,690	21,644	18,427	0.82
Onex TSG Intermediate Corp.	(8)	SOFR +	3.75%	7.59%	7/24/2025	8/6/2032	3,079	3,083	3,104	0.14
PSKW Intermediate, LLC	(4)(11)	SOFR +	5.50%	9.32%	12/11/2024	3/9/2028	30,708	30,708	30,708	1.37
Radiology Partners, Inc.	(8)	SOFR +	4.50%	8.17%	3/6/2025	6/30/2032	13,791	13,739	13,783	0.62
Raven Acquisition Holdings, LLC	(7)(8)	SOFR +	3.00%	6.72%	10/15/2024	11/19/2031	9,263	9,262	9,307	0.42
Smile Doctors, LLC	(4)(7)(10)	SOFR +	5.75%	9.69%	1/19/2022	12/23/2028	140,428	139,082	135,348	6.05
Southern Veterinary Partners, LLC	(8)	SOFR +	2.50%	6.37%	7/22/2025	12/4/2031	36,250	36,359	36,247	1.62
US Fertility Enterprises, LLC	(7)(8)	SOFR +	3.50%	7.24%	12/30/2025	12/30/2032	3,509	3,491	3,529	0.16
WHCG Purchaser III, Inc.	(4)(10)	SOFR +	6.50%	10.17% (incl. 5.09% PIK)	8/2/2024	6/30/2029	2,952	2,952	2,952	0.13
WHCG Purchaser III, Inc.	(4)(10)(17)		10.00%	10.00% PIK	8/2/2024	6/30/2030	2,502	892	1,051	0.05
								781,354	722,116	32.27

BCRED Emerald JV LP
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Health Care Technology
athenahealth, Inc.	(9)	SOFR +	2.75%	6.47%	3/13/2025	2/15/2029	$19,366	$19,183	$19,427	0.87%
Cotiviti, Inc.	(8)	SOFR +	2.75%	6.62%	11/25/2024	5/1/2031	22,080	22,205	21,270	0.95
Gainwell Acquisition Corp.	(10)	SOFR +	4.00%	7.77%	12/18/2024	10/1/2027	49,440	48,158	48,662	2.17
GI Ranger Intermediate, LLC	(4)(10)	SOFR +	6.00%	9.82%	9/26/2022	10/30/2028	43,443	43,138	43,443	1.94
Project Ruby Ultimate Parent Corp.	(8)	SOFR +	2.75%	6.58%	7/18/2025	3/10/2028	318	318	320	0.01
Waystar Technologies, Inc.	(8)	SOFR +	2.00%	5.72%	8/6/2025	10/22/2029	6,614	6,593	6,664	0.30
								139,595	139,786	6.24
Hotels, Restaurants & Leisure
Alterra Mountain, Co.	(8)	SOFR +	2.50%	6.22%	7/23/2025	8/17/2028	5,466	5,466	5,493	0.25
Alterra Mountain, Co.	(8)	SOFR +	2.50%	6.22%	7/18/2025	8/17/2028	1,453	1,453	1,462	0.07
Flynn Restaurant Group, LP	(8)	SOFR +	3.75%	7.47%	3/11/2025	1/28/2032	24,872	24,450	25,003	1.12
IRB Holding Corp.	(9)	SOFR +	2.50%	6.22%	11/17/2025	12/15/2030	24,813	24,864	24,899	1.11
Life Time, Inc.	(8)	SOFR +	2.00%	5.78%	8/14/2025	11/5/2031	19,850	19,948	19,952	0.89
Mic Glen, LLC	(9)	SOFR +	3.25%	6.97%	7/29/2025	7/21/2028	593	593	599	0.03
Motion Finco, LLC	(8)	SOFR +	3.50%	7.17%	3/13/2025	11/12/2029	4,950	4,887	4,403	0.20
New Red Finance, Inc.	(8)	SOFR +	1.75%	5.47%	3/13/2025	9/20/2030	13,459	13,358	13,492	0.60
Raising Cane's Restaurants, LLC	(8)	SOFR +	2.00%	5.84%	11/3/2025	11/3/2032	6,687	6,670	6,710	0.30
Tacala Investment Corp.	(10)	SOFR +	3.00%	6.72%	9/16/2025	1/31/2031	4,938	4,972	4,978	0.22
TRQ Sales, LLC	(8)	SOFR +	3.25%	7.55%	12/30/2025	12/30/2032	12,974	12,909	12,828	0.57
Whatabrands, LLC	(9)	SOFR +	2.50%	6.22%	12/11/2024	8/3/2028	33,831	33,862	33,958	1.52
								153,432	153,777	6.88
Household Durables
AI Aqua Merger Sub, Inc.	(9)	SOFR +	3.00%	6.85%	12/5/2024	7/31/2028	34,175	34,140	34,288	1.53
Madison Safety & Flow, LLC	(8)	SOFR +	2.50%	6.23%	9/25/2025	9/26/2031	13,390	13,402	13,501	0.60
Weber-Stephen Products, LLC	(8)	SOFR +	3.75%	7.74%	9/17/2025	10/1/2032	3,864	3,827	3,875	0.17
								51,369	51,664	2.30
Independent Power and Renewable Electricity Producers
Calpine, Corp.	(8)	SOFR +	1.75%	5.47%	12/12/2024	1/31/2031	2,894	2,891	2,897	0.13
Talen Energy Supply, LLC	(8)	SOFR +	2.00%	5.67%	11/25/2025	11/25/2032	4,776	4,752	4,783	0.21
								7,643	7,680	0.34
Industrial Conglomerates
Bettcher Industries, Inc.	(9)	SOFR +	4.00%	7.67%	9/19/2025	12/14/2028	4,336	4,326	4,383	0.20
Engineered Machinery Holdings, Inc.	(8)	SOFR +	3.25%	6.92%	11/26/2025	11/26/2032	6,432	6,362	6,481	0.29
								10,688	10,864	0.49

BCRED Emerald JV LP
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Insurance
Alliant Holdings Intermediate, LLC	(8)	SOFR +	2.50%	6.22%	7/31/2025	9/19/2031	$9,321	$9,204	$9,352	0.42%
AmWINS Group, Inc.	(10)	SOFR +	2.25%	5.97%	11/7/2024	1/30/2032	26,153	26,029	26,258	1.17
Baldwin Insurance Group Holdings, LLC	(8)	SOFR +	2.50%	6.25%	9/12/2025	5/26/2031	12,144	12,120	12,144	0.54
BroadStreet Partners, Inc.	(8)	SOFR +	2.75%	6.47%	6/14/2024	6/13/2031	45,369	45,473	45,571	2.04
CRC Insurance Group, LLC	(8)	SOFR +	2.75%	6.42%	12/6/2024	5/6/2031	10,000	10,069	10,029	0.45
Foundation Risk Partners Corp.	(4)(10)	SOFR +	4.75%	8.42%	9/26/2022	10/29/2030	74,478	74,031	74,478	3.33
HUB International, Ltd.	(8)	SOFR +	2.25%	6.12%	11/25/2024	6/20/2030	23,777	23,904	23,927	1.07
Hyperion Refinance S.à r.l.	(9)	SOFR +	2.75%	6.49%	12/11/2025	4/18/2030	14,684	14,753	14,741	0.66
Hyperion Refinance S.à r.l.	(9)	SOFR +	2.75%	6.47%	8/4/2025	2/15/2031	13,424	13,514	13,473	0.60
OneDigital Borrower, LLC	(9)	SOFR +	3.00%	6.72%	11/19/2024	7/2/2031	19,406	19,500	19,479	0.87
Patriot Growth Insurance Services, LLC	(4)(10)	SOFR +	5.00%	8.82%	9/26/2022	10/16/2028	61,726	60,793	61,726	2.76
Trucordia Insurance Holdings, LLC	(8)	SOFR +	3.25%	6.97%	6/17/2025	6/17/2032	6,518	6,503	6,486	0.29
USI, Inc.	(8)	SOFR +	2.25%	5.92%	12/23/2024	11/21/2029	23,475	23,512	23,554	1.05
USI, Inc.	(8)	SOFR +	2.25%	5.92%	12/23/2024	9/29/2030	24,737	24,794	24,811	1.11
								364,199	366,029	16.36
Interactive Media & Services
Project Boost Purchaser, LLC	(8)	SOFR +	2.75%	6.42%	7/16/2024	7/16/2031	26,582	26,674	26,679	1.19
TripAdvisor, Inc.	(8)	SOFR +	2.75%	6.47%	3/27/2025	7/8/2031	4,263	4,209	4,127	0.18
								30,883	30,806	1.37
IT Services
Ahead DB Holdings, LLC	(10)	SOFR +	2.50%	6.17%	8/2/2024	2/1/2031	3,949	3,955	3,950	0.18
Chrysaor Bidco S.à r.l.	(9)	SOFR +	3.25%	7.14%	10/14/2025	10/30/2031	1,587	1,583	1,600	0.07
Fortress Intermediate 3, Inc.	(8)	SOFR +	3.00%	6.78%	7/2/2025	6/27/2031	5,245	5,281	5,256	0.23
Go Daddy Operating Co, LLC	(8)	SOFR +	1.75%	5.47%	7/23/2025	11/9/2029	4,975	4,986	4,988	0.22
Newfold Digital Holdings Group, Inc.	(10)	SOFR +	3.50%	7.38%	12/8/2025	4/30/2029	3,573	3,348	2,997	0.13
Newfold Digital Holdings Group, Inc.	(10)	SOFR +	3.50%	7.38%	12/8/2025	4/30/2029	631	591	402	0.02
Newfold Digital Holdings Group, Inc.	(10)	SOFR +	5.75%	9.53%	12/8/2025	4/30/2029	242	233	229	0.01
Razor Holdco, LLC	(4)(10)	SOFR +	5.75%	9.67%	1/19/2022	10/25/2027	13,016	12,934	13,016	0.58
Virtusa Corp.	(10)	SOFR +	3.25%	6.97%	6/21/2024	2/15/2029	30,505	30,644	30,616	1.37
World Wide Technology Holding Co, LLC	(9)	SOFR +	2.00%	5.72%	7/23/2025	3/1/2030	4,975	4,986	4,997	0.22
								68,541	68,051	3.03

BCRED Emerald JV LP
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Life Sciences Tools & Services
Parexel International, Inc.	(9)	SOFR +	2.75%	6.47%	12/12/2025	12/12/2031	$22,538	$22,604	$22,641	1.01%
Machinery
Chart Industries, Inc.	(9)	SOFR +	2.50%	6.48%	11/13/2024	3/15/2030	7,114	7,168	7,157	0.32
CoorsTek, Inc.	(8)	SOFR +	3.00%	6.86%	10/28/2025	10/28/2032	5,437	5,409	5,488	0.25
EMRLD Borrower, LP	(8)	SOFR +	2.25%	6.12%	8/11/2025	8/4/2031	4,975	4,975	4,991	0.22
Gates Corp.	(9)	SOFR +	1.75%	5.47%	7/23/2025	6/4/2031	4,975	4,977	4,993	0.22
Hobbs & Associates, LLC	(8)	SOFR +	2.75%	6.47%	10/14/2025	7/23/2031	4,987	4,990	4,993	0.22
LSF11 Trinity Bidco, Inc.	(4)(8)	SOFR +	2.50%	6.23%	9/11/2025	6/14/2030	1,209	1,209	1,215	0.05
Pro Mach Group, Inc.	(8)	SOFR +	2.75%	6.47%	10/16/2025	10/16/2032	9,188	9,166	9,257	0.41
SPX Flow, Inc.	(9)	SOFR +	2.75%	6.47%	8/1/2025	4/5/2029	7,952	7,992	7,984	0.36
Titan Co-Borrower, LLC	(7)(8)	SOFR +	3.75%	7.59%	11/19/2024	2/15/2029	9,116	9,157	9,207	0.41
Victory Buyer, LLC	(9)	SOFR +	3.75%	7.58%	1/19/2022	11/19/2028	9,652	9,387	9,715	0.43
								64,430	65,000	2.89
Media
McGraw-Hill Education, Inc.	(9)	SOFR +	2.75%	6.47%	9/4/2025	8/6/2031	2,229	2,257	2,251	0.10
Prodege International Holdings, LLC	(4)(10)(17)	SOFR +	5.90%	9.60% PIK	12/17/2025	12/15/2027	10,099	5,050	5,050	0.23
Prodege International Holdings, LLC	(4)(10)	SOFR +	5.75%	9.60% PIK	12/17/2025	12/15/2027	7,480	7,480	7,480	0.33
Prodege International Holdings, LLC	(4)(10)	SOFR +	5.75%	9.60% PIK	12/17/2025	12/15/2027	3,508	3,508	3,508	0.16
								18,295	18,289	0.82
Metals & Mining
Novelis Holdings, Inc.	(8)	SOFR +	1.75%	5.42%	3/11/2025	3/11/2032	3,866	3,866	3,886	0.17
Mortgage Real Estate Investment Trusts (REITs)
KREF Holdings X, LLC	(8)	SOFR +	2.50%	6.25%	8/14/2025	3/5/2032	10,105	10,084	10,171	0.45
Starwood Property Mortgage, LLC	(4)(8)	SOFR +	2.00%	5.72%	7/24/2025	1/2/2030	2,729	2,724	2,736	0.12
Starwood Property Mortgage, LLC	(9)	SOFR +	2.25%	5.97%	8/14/2025	9/24/2032	12,374	12,377	12,421	0.55
								25,185	25,328	1.12

BCRED Emerald JV LP
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Oil, Gas & Consumable Fuels
Blackfin Pipeline, LLC	(8)	SOFR +	3.00%	6.75%	10/3/2025	9/29/2032	$7,313	$7,278	$7,336	0.33%
Freeport LNG Investments, LLLP	(9)	SOFR +	3.25%	7.12%	1/10/2025	12/21/2028	17,817	17,805	17,912	0.80
TransMontaigne Operating Co, LP	(9)	SOFR +	2.50%	6.22%	7/25/2025	11/17/2028	1,651	1,651	1,664	0.07
VRS Buyer, Inc.	(7)(8)	SOFR +	3.50%	7.24%	10/10/2025	10/12/2032	8,764	8,719	8,810	0.39
WhiteWater Matterhorn Holdings, LLC	(8)	SOFR +	2.25%	5.94%	6/16/2025	6/16/2032	1,562	1,555	1,570	0.07
								37,008	37,292	1.66
Paper & Forest Products
Profile Products, LLC	(4)(10)	SOFR +	5.50%	9.49%	9/26/2022	11/12/2027	73,773	73,216	73,035	3.26
Pharmaceuticals
Elanco Animal Health, Inc.	(8)	SOFR +	1.75%	5.62%	10/31/2025	10/31/2032	2,404	2,405	2,411	0.11
Opal Bidco, SAS	(8)	SOFR +	3.00%	6.69%	10/29/2025	4/28/2032	2,172	2,172	2,188	0.10
								4,577	4,599	0.21
Professional Services
AG Group Holdings, Inc.	(9)	SOFR +	4.25%	8.07%	4/22/2024	12/29/2028	2,738	2,734	2,482	0.11
AlixPartners, LLP	(9)	SOFR +	2.00%	5.72%	7/31/2025	8/12/2032	7,061	7,057	7,082	0.32
Amspec Parent, LLC	(8)	SOFR +	3.50%	7.17%	12/20/2024	12/22/2031	8,658	8,658	8,702	0.39
Ankura Consulting Group, LLC	(10)	SOFR +	3.50%	7.37%	12/17/2024	12/29/2031	1,489	1,486	1,460	0.07
Ascensus Group Holdings, Inc.	(9)	SOFR +	3.00%	6.72%	12/13/2024	11/24/2032	23,562	23,552	23,567	1.05
Berkeley Research Group Holdings, LLC	(8)	SOFR +	3.25%	6.92%	5/1/2025	5/1/2032	14,963	14,759	15,010	0.67
Camelot US Acquisition, LLC	(8)	SOFR +	2.75%	6.47%	1/31/2024	1/31/2031	17,746	17,650	17,544	0.78
Cast & Crew Payroll, LLC	(9)	SOFR +	3.75%	7.47%	1/19/2022	12/29/2028	36,379	35,613	21,971	0.98
CFGI Holdings, LLC	(4)(10)	SOFR +	4.50%	8.22%	9/26/2022	11/2/2027	95,767	95,767	95,767	4.28
CohnReznick Advisory, LLC	(7)(8)	SOFR +	3.50%	7.17%	3/26/2025	3/31/2032	15,618	15,537	15,742	0.70
EP Purchaser, LLC	(9)	SOFR +	4.50%	8.44%	12/6/2024	11/6/2028	1,234	1,232	891	0.04
EP Purchaser, LLC	(9)	SOFR +	3.50%	7.44%	1/19/2022	11/6/2028	3,369	3,365	2,424	0.11
First Advantage Holdings, LLC	(8)	SOFR +	2.75%	6.47%	7/24/2025	10/31/2031	4,839	4,850	4,797	0.21
Genuine Financial Holdings, LLC	(8)	SOFR +	3.25%	6.97%	6/28/2024	9/27/2030	17,775	17,779	15,145	0.68
Grant Thornton Advisors, LLC	(8)	SOFR +	3.00%	6.72%	5/22/2025	6/2/2031	7,151	7,157	7,188	0.32
Grant Thornton Advisors, LLC	(8)	SOFR +	2.75%	6.47%	8/22/2025	6/2/2031	9,950	9,948	9,981	0.45
Heron Bidco, LLC	(8)	SOFR +	4.00%	7.74%	12/10/2025	12/10/2032	16,467	16,221	16,343	0.73
Inmar, Inc.	(8)	SOFR +	4.50%	8.34%	9/12/2025	10/30/2031	1,242	1,239	1,230	0.05
Kwor Acquisition, Inc.	(4)(11)	SOFR +	6.25%	11.07% (incl. 5.25% PIK)	2/28/2025	2/28/2030	43,146	43,146	43,146	1.93
Kwor Acquisition, Inc.	(4)(7)(11)	SOFR +	5.25%	9.07%	2/28/2025	2/28/2030	578	97	578	0.03

BCRED Emerald JV LP
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Professional Services (continued)
Mermaid Bidco, Inc.	(8)	SOFR +	3.25%	7.15%	6/26/2025	7/3/2031	$2,620	$2,614	$2,633	0.12%
Ryan, LLC	(9)	SOFR +	3.50%	7.22%	11/7/2025	11/5/2032	7,440	7,385	7,356	0.33
Secretariat Advisors, LLC	(7)(8)	SOFR +	4.00%	7.67%	2/24/2025	2/28/2032	2,480	2,469	2,491	0.11
Sedgwick Claims Management Services, Inc.	(8)	SOFR +	2.50%	6.22%	2/24/2023	7/31/2031	34,322	34,463	34,469	1.54
Thevelia US, LLC	(9)	SOFR +	3.00%	6.67%	10/14/2025	6/18/2029	4,987	4,965	5,013	0.22
Trinity Air Consultants Holdings Corp.	(4)(10)	SOFR +	4.50%	8.44%	9/26/2022	6/29/2029	117,410	116,899	117,410	5.25
VT Topco, Inc.	(9)	SOFR +	3.00%	6.87%	12/17/2024	8/9/2030	4,938	4,984	4,877	0.22
West Monroe Partners, LLC	(4)(7)(10)	SOFR +	4.75%	8.48%	1/19/2022	11/8/2028	28,453	28,215	28,112	1.26
								529,841	513,411	22.95
Semiconductors & Semiconductor Equipment
Altar Bidco, Inc.	(9)	SOFR +	3.10%	6.78%	10/14/2025	2/1/2029	9,974	9,979	9,886	0.44
Software
Auctane, Inc.	(4)(10)	SOFR +	5.75%	9.58%	1/19/2022	10/5/2028	58,200	57,710	57,327	2.56
Avalara, Inc.	(8)	SOFR +	2.75%	6.42%	9/12/2025	3/26/2032	31,878	31,739	32,053	1.43
BEP Intermediate Holdco, LLC	(4)(8)	SOFR +	2.75%	6.47%	7/10/2025	4/25/2031	363	363	366	0.02
Boost Newco Borrower, LLC	(8)	SOFR +	2.00%	5.67%	4/10/2025	1/31/2031	2,978	2,938	2,986	0.13
Boxer Parent Company, Inc.	(8)	SOFR +	3.00%	6.82%	7/30/2024	7/30/2031	44,986	44,840	44,922	2.01
Businessolver.com, Inc.	(4)(10)	SOFR +	4.50%	8.17%	1/19/2022	12/3/2032	96,183	95,422	95,702	4.28
Capstone Borrower, Inc.	(8)	SOFR +	2.75%	6.42%	7/23/2025	6/17/2030	9,950	9,968	9,956	0.44
CDK Global, Inc.	(8)	SOFR +	3.25%	6.92%	12/11/2024	7/6/2029	49,666	47,112	42,230	1.89
Clearwater Analytics, LLC	(8)	SOFR +	2.00%	6.21%	4/24/2025	4/21/2032	1,380	1,380	1,382	0.06
Cloud Software Group, Inc.	(8)	SOFR +	3.25%	6.92%	8/7/2025	3/21/2031	37,050	37,180	37,140	1.66
Cloud Software Group, Inc.	(8)	SOFR +	3.25%	6.92%	8/7/2025	8/13/2032	3,483	3,483	3,491	0.16
Cloudera, Inc.	(9)	SOFR +	3.75%	7.57%	1/19/2022	10/8/2028	14,153	14,036	13,598	0.61
Confine Visual Bidco	(4)(8)	SOFR +	5.75%	9.43%	9/26/2022	2/23/2029	31,746	31,288	25,397	1.13
Confine Visual Bidco	(4)(8)	SOFR +	5.75%	9.43%	9/26/2022	2/23/2029	758	757	606	0.03
Cornerstone OnDemand, Inc.	(9)	SOFR +	3.75%	7.58%	2/20/2025	10/16/2028	29,717	27,569	27,391	1.22
Delta Topco, Inc.	(8)	SOFR +	2.75%	6.58%	11/25/2024	11/30/2029	49,568	49,457	49,394	2.21
Disco Parent, Inc.	(4)(8)	SOFR +	3.25%	7.07%	8/1/2025	8/6/2032	3,463	3,455	3,489	0.16

BCRED Emerald JV LP
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Software (continued)
ECI Macola Max Holding, LLC	(10)	SOFR +	2.75%	6.42%	7/10/2025	5/9/2030		$26,489	$26,662	$26,656	1.19%
Epicor Software Corp.	(10)	SOFR +	2.50%	6.22%	5/30/2024	5/30/2031		15,733	15,770	15,803	0.71
EverCommerce Solutions, Inc.	(9)	SOFR +	2.25%	5.97%	7/24/2025	7/7/2031		560	560	562	0.03
Facile.It Broker Di Assicurazioni S.p.A	(4)(11)	E +	4.75%	6.77%	9/26/2025	12/23/2029	EUR	10,000	11,651	11,752	0.53
Flash Charm, Inc.	(10)	SOFR +	3.50%	7.35%	6/11/2024	3/2/2028		8,989	8,979	8,411	0.38
Gen Digital, Inc.	(9)	SOFR +	1.75%	5.47%	6/5/2024	9/12/2029		7,508	7,516	7,528	0.34
Gen Digital, Inc.	(9)	SOFR +	1.75%	5.47%	4/3/2025	4/16/2032		11,940	11,794	11,964	0.53
Genesys Cloud Services, Inc.	(8)	SOFR +	2.50%	6.22%	9/26/2024	1/30/2032		30,279	30,015	30,255	1.35
HS Purchaser, LLC	(14)	SOFR +	6.00%	9.97%	11/21/2025	5/19/2029		1,936	1,936	1,758	0.08
Icon Parent, Inc.	(8)	SOFR +	2.75%	6.44%	8/14/2025	11/13/2031		29,850	29,976	29,938	1.34
ION Platform Finance US, Inc.	(8)	SOFR +	3.75%	7.42%	10/7/2025	10/7/2032		26,549	26,292	24,994	1.12
Javelin Buyer, Inc.	(8)	SOFR +	2.75%	6.59%	7/24/2025	12/5/2031		30,366	30,619	30,502	1.36
KnowBe4, Inc.	(8)	SOFR +	3.75%	7.59%	7/22/2025	7/23/2032		15,000	14,965	15,028	0.67
LD Lower Holdings, Inc.	(4)(11)	SOFR +	7.50%	11.27%	1/19/2022	8/9/2027		13,509	13,488	12,091	0.54
Magenta Security Holdings, LLC	(11)	SOFR +	6.25%	10.09%	8/14/2024	7/27/2028		292	284	293	0.01
Magenta Security Holdings, LLC	(10)(18)	SOFR +	6.75%	10.85%	8/14/2024	7/27/2028		829	802	632	0.03
McAfee Corp.	(9)	SOFR +	3.00%	6.72%	5/31/2024	3/1/2029		26,019	26,002	24,097	1.08
Medallia, Inc.	(4)(10)	SOFR +	6.00%	9.70%	1/19/2022	10/29/2028		52,493	52,133	40,813	1.82
Mitnick Purchaser, Inc.	(9)(18)	SOFR +	4.75%	8.69%	4/20/2022	5/2/2029		4,837	4,826	3,162	0.14
MRI Software, LLC	(4)(11)	SOFR +	4.75%	8.42%	9/26/2022	2/10/2028		9,864	9,787	9,864	0.44
Nintex Topco, Limited	(4)(8)	SOFR +	6.00%	9.83% (incl. 1.50% PIK)	1/19/2022	11/13/2028		32,828	32,546	29,217	1.31
Perforce Software, Inc.	(8)	SOFR +	4.75%	8.47%	12/18/2024	7/2/2029		10,686	10,548	9,617	0.43
Ping Identity Holding Corp.	(8)	SOFR +	2.75%	6.59%	11/13/2025	11/15/2032		6,230	6,215	6,254	0.28
Planview Parent, Inc.	(8)	SOFR +	3.50%	7.17%	12/17/2024	12/17/2027		3,654	3,603	3,516	0.16
Project Alpha Intermediate Holding, Inc.	(9)	SOFR +	3.25%	6.92%	11/26/2024	10/26/2030		13,518	13,488	13,512	0.60
Project Leopard Holdings, Inc.	(9)	SOFR +	5.25%	9.19%	12/19/2024	7/20/2029		19,793	18,193	17,128	0.77
Proofpoint, Inc.	(9)	SOFR +	3.00%	6.67%	5/28/2024	8/31/2028		25,513	25,581	25,687	1.15
Pushpay USA, Inc.	(8)	SOFR +	3.75%	7.62%	8/6/2025	8/15/2031		994	994	994	0.04

BCRED Emerald JV LP
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Software (continued)
Quartz Acquireco, LLC	(4)(8)	SOFR +	2.25%	5.92%	4/11/2025	6/28/2030		$1,861	$1,841	$1,861	0.08%
Rithum Holdings, Inc.	(8)	SOFR +	4.75%	8.42%	7/2/2025	7/21/2032		10,973	10,769	10,990	0.49
Rocket Software, Inc.	(9)	SOFR +	3.75%	7.47%	10/5/2023	11/28/2028		25,874	25,710	25,901	1.16
Skopima Consilio Parent, LLC	(9)	SOFR +	3.75%	7.47%	12/18/2024	5/12/2028		17,951	17,979	16,448	0.73
Sophos Holdings, LLC	(8)	SOFR +	3.50%	7.33%	1/19/2022	3/5/2027		19,050	19,044	19,085	0.85
Sovos Compliance, LLC	(8)	SOFR +	3.25%	6.97%	7/24/2025	8/13/2029		15,404	15,368	15,467	0.69
SS&C Technologies, Inc.	(8)	SOFR +	2.00%	5.72%	10/9/2025	5/9/2031		3,202	3,202	3,225	0.14
Starlight Parent, LLC	(8)	SOFR +	4.00%	7.70%	4/16/2025	4/16/2032		46,013	44,970	46,042	2.06
Storable, Inc.	(8)	SOFR +	3.25%	6.97%	3/10/2025	4/16/2031		2,329	2,327	2,343	0.10
Tangerine Bidco S.p.A	(4)(8)	E +	5.00%	7.02%	12/17/2022	12/30/2029	EUR	69,750	72,849	81,970	3.66
Trio Bidco, LLC	(7)(8)	SOFR +	4.00%	7.67%	10/31/2025	10/29/2032		7,632	7,556	7,664	0.34
Triple Lift, Inc.	(4)(7)(10)	SOFR +	5.75%	9.59%	1/19/2022	5/5/2028		58,172	57,920	53,045	2.37
Vision Solutions, Inc.	(10)	SOFR +	4.00%	8.10%	1/19/2022	4/24/2028		12,071	11,831	11,265	0.50
VS Buyer, LLC	(8)	SOFR +	2.25%	6.09%	7/25/2025	4/12/2031		17,094	17,224	17,190	0.77
XPLOR T1, LLC	(4)(8)	SOFR +	3.50%	7.29%	12/11/2024	12/1/2032		20,712	20,697	20,764	0.93
Zodiac Purchaser, LLC	(8)	SOFR +	3.50%	7.22%	12/13/2024	2/14/2032		18,953	18,892	18,913	0.84
									1,242,101	1,211,631	54.14
Specialty Retail
CustomInk, LLC	(4)(11)(18)	SOFR +	5.98%	9.83%	1/19/2022	5/3/2028		36,866	36,832	36,866	1.65
EG America, LLC	(8)	SOFR +	3.50%	7.32%	7/18/2025	2/7/2028		6,963	6,985	6,999	0.31
Great Outdoors Group, LLC	(10)	SOFR +	3.25%	6.97%	1/23/2025	1/23/2032		2,546	2,535	2,564	0.11
Mavis Tire Express Services Topco, Corp.	(10)	SOFR +	3.00%	6.72%	11/19/2024	5/4/2028		25,020	25,067	25,139	1.12
MillerKnoll, Inc.	(8)	SOFR +	2.25%	5.97%	7/23/2025	8/9/2032		4,020	4,018	4,051	0.18
OPENLANE, Inc.	(8)	SOFR +	2.50%	6.36%	10/8/2025	10/8/2032		1,799	1,790	1,803	0.08
StubHub Holdco Sub, LLC	(8)	SOFR +	4.75%	8.47%	3/15/2024	3/15/2030		6,418	6,459	6,374	0.28
									83,686	83,796	3.73
Technology Hardware, Storage & Peripherals
Sandisk, Corp.	(8)	SOFR +	3.00%	6.86%	12/13/2024	2/20/2032		8,807	8,758	8,873	0.40
Textiles, Apparel & Luxury Goods
Champ Acquisition Corp.	(8)	SOFR +	4.00%	7.72%	11/8/2024	11/25/2031		661	656	666	0.03

BCRED Emerald JV LP
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Trading Companies & Distributors
BCPE Empire Holdings, Inc.	(9)	SOFR +	3.25%	6.97%	3/4/2025	12/11/2030	$2,707	$2,704	$2,684	0.12%
FCG Acquisitions, Inc.	(9)	SOFR +	3.25%	6.97%	2/11/2025	3/31/2028	16,052	16,042	16,136	0.72
Hillman Group, Inc.	(9)	SOFR +	2.00%	5.73%	11/7/2024	7/14/2028	3,934	3,938	3,955	0.18
Icebox Holdco III, Inc.	(9)	SOFR +	3.25%	6.92%	1/19/2022	12/22/2031	6,000	5,976	6,062	0.27
Johnstone Supply, LLC	(8)	SOFR +	2.50%	6.23%	12/12/2024	6/9/2031	11,268	11,327	11,344	0.51
Kodiak BP, LLC	(8)	SOFR +	3.75%	7.47%	1/19/2022	12/4/2031	13,599	13,589	13,301	0.59
Paramount Global Surfaces, Inc.	(4)(11)	SOFR +	6.00%	9.82% (incl. 4.98% PIK)	1/19/2022	12/31/2028	8,841	8,799	6,586	0.29
QXO Building Products, Inc.	(8)	SOFR +	2.00%	5.72%	11/5/2025	4/30/2032	2,651	2,627	2,663	0.12
White Cap Buyer, LLC	(8)	SOFR +	3.25%	6.97%	6/13/2024	10/19/2029	16,766	16,797	16,853	0.75
								81,799	79,584	3.55
Transportation Infrastructure
Apple Bidco, LLC	(8)	SOFR +	2.50%	6.22%	6/7/2022	9/23/2031	30,488	30,522	30,680	1.37
Roadsafe Holdings, Inc.	(4)(11)	SOFR +	5.75%	9.63%	1/19/2022	10/19/2027	11,578	11,543	11,173	0.50
Roadsafe Holdings, Inc.	(4)(11)	SOFR +	5.75%	9.65%	1/19/2022	10/19/2027	6,667	6,638	6,434	0.29
Signature Aviation US Holdings, Inc.	(9)	SOFR +	2.50%	6.22%	8/11/2025	7/1/2031	4,987	4,992	5,018	0.22
Signature Aviation US Holdings, Inc.	(9)	SOFR +	2.75%	6.59%	7/23/2025	7/1/2031	4,975	5,004	5,005	0.22
Swissport Stratosphere USA, LLC	(8)	SOFR +	3.25%	7.19%	7/24/2025	4/4/2031	353	353	356	0.02
								59,052	58,666	2.62
Total First Lien Debt								6,443,034	6,275,880	280.37

BCRED Emerald JV LP
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Partners’ Capital

Second Lien Debt
Commercial Services & Supplies
DG Investment Intermediate Holdings 2, Inc.	(8)	SOFR +	5.50%	9.22%	7/23/2025	7/31/2033		$5,200	$5,175	$5,220	0.23%
Health Care Providers & Services
Canadian Hospital Specialties, Ltd.	(4)(8)		8.75%	8.75%	12/20/2022	4/15/2029	CAD	12,000	8,434	8,284	0.37
Jayhawk Buyer, LLC	(4)(11)	SOFR +	8.75%	12.69%	1/19/2022	7/16/2028		24,712	24,646	23,292	1.04
									33,080	31,576	1.41
Life Sciences Tools & Services
Curia Global, Inc.	(4)(10)	SOFR +	10.50%	14.58% PIK	9/26/2022	3/7/2030		42,208	41,754	33,450	1.49
Machinery
Victory Buyer, LLC	(4)(9)	SOFR +	7.00%	10.83%	1/19/2022	11/19/2029		66,704	66,000	66,704	2.98
Professional Services
Kwor Acquisition, Inc.	(4)(11)	SOFR +	8.00%	11.82% PIK	2/28/2025	2/28/2030		15,152	15,154	15,153	0.68
Software
Boxer Parent Company, Inc.	(8)	SOFR +	5.75%	9.47%	3/26/2025	7/30/2032		20,000	19,410	19,333	0.86
Vision Solutions, Inc.	(10)	SOFR +	7.25%	11.35%	9/26/2022	4/23/2029		24,942	23,143	23,695	1.06
									42,553	43,028	1.92
Total Second Lien Debt									203,716	195,131	8.71

BCRED Emerald JV LP
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

Equity
Air Freight & Logistics
AGI Group Holdings, LP - Class A-2 Common Units	(4)			1/19/2022		194	$208	$324	0.01%
Mode Holdings, LP - Class A-2 Common Units	(4)			1/19/2022		1,230,769	2,215	369	0.02
Red Griffin ParentCo, LLC - Class A Common Units	(4)			11/27/2024		3,838	16,269	4,395	0.20
							18,692	5,088	0.23
Capital Markets
Resolute Investment Managers, Inc. - Common Equity				12/29/2023		11,751	294	32	0.00
Chemicals
Pigments Holdings, LP - LP Interest	(4)			4/14/2023		1,212	0	0	0.00
Distributors
Box Co-Invest Blocker, LLC - (BP Alpha Holdings, LP) - Class A Units	(4)			1/19/2022		1	780	0	0.00
Box Co-Invest Blocker, LLC - (BP Alpha Holdings, LP) - Class C Preferred Units	(4)			7/12/2023		1	92	0	0.00
GSO DL Co-Invest EIS LP (EIS Acquisition Holdings, LP - Class A Common Units)	(4)			1/19/2022		301,167	1,239	1,381	0.06
							2,111	1,381	0.06
Diversified Consumer Services
Cambium Holdings, LLC - Senior Preferred Interest	(4)		11.50%	1/19/2022		974,662	1,133	1,206	0.05
Health Care Providers & Services
Jayhawk Holdings, LP - Class A-1 Common Units	(4)			1/19/2022		797	210	19	0.00
Jayhawk Holdings, LP - Class A-2 Common Units	(4)			1/19/2022		429	113	10	0.00
WHCG Purchaser, Inc. - Class A Common Units	(4)			8/2/2024		667,649	0	0	0.00
							323	29	0.00

BCRED Emerald JV LP
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

Equity (continued)
Professional Services
Kwor Intermediate I, Inc. - Class A Common Shares	(4)			2/28/2025		8,617	$7,857	$4,703	0.21%
Kwor Intermediate I, Inc. - Preferred Equity	(4)			2/28/2025		9,216	9,216	10,168	0.45
							17,073	14,871	0.66
Software
Descartes Holdings, Inc. - Class A Common Stock	(4)			10/9/2023		16,805	728	0	0.00
Specialty Retail
GSO DL CoInvest CI LP (CustomInk, LLC - Series A Preferred Units)	(4)			1/19/2022		3,000,000	3,542	3,362	0.15
Total Equity							43,896	25,969	1.15
Total Investment Portfolio							6,690,646	6,496,980	290.23
Cash and Cash Equivalents
Dreyfus Treasury Obligations Cash Management			3.54%				437	437	0.02
State Street Institutional U.S. Government Money Market Fund - Investor Class			3.66%				9,526	9,526	0.43
Other Cash and Cash Equivalents							143,246	143,246	6.40
Total Cash and Cash Equivalents							153,209	153,209	6.85
Total Portfolio Investments, Cash and Cash Equivalents							$6,843,855	$6,650,189	297.08%
(1)Unless otherwise indicated, all debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. As of December 31, 2025, the Company had investments denominated in Canadian Dollars (CAD), Euros (EUR), British Pounds (GBP), Swiss Francs (CHF), Danish Krone (DKK), Swedish Krona (SEK), Norwegian Krone (NOK), New Zealand Dollars (NZD), and Australian Dollars (AUD). All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. The total par amount (in thousands) is presented for debt investments, while the number of shares or units (in whole amounts) owned is presented for equity investments. Each of the Company’s investments is pledged as collateral, under one or more of its credit facilities unless otherwise indicated.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either Canadian Overnight Repo Rate Average (“CORRA” or “CA”), Sterling Overnight Interbank Average Rate (“SONIA” or “S”), Euro Interbank Offer Rate (“Euribor” or “E”), Secured Overnight Financing Rate (“SOFR”), Stockholm Interbank Offered Rate (“STIBOR” or “ST”), Copenhagen Interbank Offered Rate (“CIBOR” or “CI”), Norwegian Interbank Offered Rate (“NIBOR” or “N”), Swiss Average Rate Overnight (“SARON” or “SA”), New Zealand Bank Bill Reference Rate (“BKBM” or “B”), Australian Bank Bill Swap Bid Rate (“BBSY” or “BB”), or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2025. Variable rate loans typically include an interest reference rate floor feature.
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

BCRED Emerald JV LP
Consolidated Schedule of Investments
December 31, 2025
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

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
ADCS Clinics Intermediate Holdings, LLC	Revolver	5/7/2026	$670	$—
Azuria Water Solutions, Inc.	Delayed Draw Term Loan	6/13/2027	701	—
Cambium Learning Group, Inc.	Revolver	7/20/2027	3,249	—
Chicago US Midco III, LP	Delayed Draw Term Loan	10/30/2027	1,221	—
CohnReznick Advisory, LLC	Delayed Draw Term Loan	3/31/2027	2,488	—
Express Wash Concepts, LLC	Delayed Draw Term Loan	8/31/2026	5,833	—
Kwor Acquisition, Inc.	Revolver	2/28/2030	6,611	—
Kwor Acquisition, Inc.	Delayed Draw Term Loan	2/28/2027	9,221	—
Latham Pool Products, Inc.	Revolver	2/23/2027	11,250	(78)
Navigator Acquiror, Inc.	Delayed Draw Term Loan	7/15/2030	634	—
Navigator Acquiror, Inc.	Delayed Draw Term Loan	7/15/2030	634	—
Pinnacle Buyer, LLC	Delayed Draw Term Loan	4/1/2027	1,945	—
Pye-Barker Fire & Safety, LLC	Delayed Draw Term Loan	12/16/2027	1,684	—
Raven Acquisition Holdings, LLC	Delayed Draw Term Loan	11/19/2026	667	—
Sanders Industries Holdings, Inc.	Delayed Draw Term Loan	2/26/2027	1,959	—
Secretariat Advisors, LLC	Delayed Draw Term Loan	2/28/2027	301	—
SEKO Global Logistics Network, LLC	Delayed Draw Term Loan	5/10/2027	374	—
Signia Aerospace, LLC	Delayed Draw Term Loan	12/11/2026	1,013	—
Smile Doctors, LLC	Revolver	12/23/2027	4,737	(166)
Titan Co-Borrower, LLC	Delayed Draw Term Loan	5/10/2026	1,215	—
Trio Bidco, LLC	Delayed Draw Term Loan	10/31/2027	803	—
Triple Lift, Inc.	Revolver	5/5/2028	2,143	(182)
US Fertility Enterprises, LLC	Delayed Draw Term Loan	12/30/2027	532	—
VRS Buyer, Inc.	Delayed Draw Term Loan	10/10/2027	897	—
West Monroe Partners, LLC	Revolver	11/9/2027	2,843	—
Total Unfunded Commitments			$63,625	$(426)
(8)There are no interest rate floors on these investments.
(9)The interest rate floor on these investments as of December 31, 2025 was 0.50%.
(10)The interest rate floor on these investments as of December 31, 2025 was 0.75%.
(11)The interest rate floor on these investments as of December 31, 2025 was 1.00%.
(12)The interest rate floor on these investments as of December 31, 2025 was 1.25%.
(13)The interest rate floor on these investments as of December 31, 2025 was 1.50%.
(14)The interest rate floor on these investments as of December 31, 2025 was 2.00%.
(15)For unsettled positions the interest rate does not include the base rate.
(16)Reserved.
(17)Loan was on non-accrual status as of December 31, 2025.
(18)These loans are “last-out” portions of loans. The “last-out” portion of the Company's loan investment generally earns a higher interest rate than the “first-out” portion, and in exchange the “first-out” portion would generally receive priority with respect to payment principal, interest and any other amounts due thereunder over the “last-out” portion.
(19)All securities are exempt from registration under the Securities Act, and may be deemed to be “restricted securities.” As of December 31, 2025, the aggregate fair value of these securities is $6,497.0 million or 290.23% of the Company’s net assets. The initial acquisition dates have been included for such securities.

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

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The following table presents the selected consolidated statements of assets and liabilities information of the Emerald JV as of December 31, 2025 and December 31, 2024:

	December 31, 2025	December 31, 2024
ASSETS
Investments at fair value (cost of $6,690,646 and $5,730,939, respectively)	$6,496,980	$5,647,024
Cash and cash equivalents	153,209	150,661
Interest receivable	40,940	34,431
Receivable for investments sold	39,821	65,644
Deferred financing costs	10,930	11,005
Total assets	$6,741,880	$5,908,765
LIABILITIES
Debt (net of unamortized debt issuance costs of $4,732 and $0, respectively)	$4,294,667	$2,169,241
Distribution payable	81,882	75,514
Payable for investments purchased and other liabilities	127,004	1,292,277
Total liabilities	4,503,553	3,537,032
PARTNERS’ CAPITAL
Partners’ capital	2,238,327	2,371,733
Total partners’ capital	2,238,327	2,371,733
Total liabilities and partners’ capital	$6,741,880	$5,908,765
The following table presents the selected consolidated statements of operations information of the Emerald JV for the years ended December 31, 2025, 2024 and 2023:

	For the Year Ended December 31,
	2025	2024	2023
Investment income:
Interest income	$532,060	$518,499	$652,708
Payment-in-kind interest income	24,138	10,788	5,692
Dividend income	2,922	19	59
Other income	1,029	678	1,840
Total investment income	560,149	529,984	660,299
Expenses:
Interest expense	221,245	179,969	237,692
Other expenses	3,181	2,316	4,115
Total expenses	224,426	182,285	241,807
Net investment income before tax expense	335,723	347,699	418,492
Tax expense	1,398	—	—
Net investment income after tax expense	334,325	347,699	418,492
Net realized and change in unrealized gain (loss):
Net change in unrealized gain (loss) on investments, foreign currency and income tax (provision) benefit	(120,656)	(76,545)	75,379
Net realized gain (loss) on investments and foreign currency	(28,467)	774	(9,491)
Total net realized and change in unrealized gain (loss)	(149,123)	(75,771)	65,888
Net increase (decrease) in partners’ capital resulting from operations	$185,202	$271,928	$484,380

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
BCRED Verdelite JV
Verdelite JV was formed as a joint venture between the Company and an entity managed by an alternative credit management investment firm with a specialized focus on structured and syndicated credit, including CLO management (the “Verdelite JV Partner”), commenced operations on October 21, 2022 and operates under a limited partnership agreement. The Verdelite JV’s principal purpose is to make investments, primarily in broadly syndicated loans.
On October 21, 2022, a wholly-owned subsidiary of the Company and the Verdelite JV Partner committed to contribute up to $147.0 million and $21.0 million of capital, respectively, to the Verdelite JV.
As of December 31, 2025 and December 31, 2024, the Company had made capital contributions (net of returns of capital) of $117.7 million and the Verdelite JV Partner had made capital contributions (net of returns of capital) of $16.8 million. As of December 31, 2025 and December 31, 2024, $29.3 million of capital remained uncalled from the Company and $4.2 million of capital remained uncalled from the Verdelite JV Partner. The Company and the Verdelite JV Partner may, from time-to-time, make additional contributions of capital or may receive returns of capital from the Verdelite JV.
As of December 31, 2025 and December 31, 2024, the Company and the Verdelite JV Partner’s equity ownership interests in the Verdelite JV were 87.5% and 12.5%, respectively.
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
The Company’s investment in the Verdelite JV is disclosed on the Company’s Consolidated Schedule of Investments as of December 31, 2025 and December 31, 2024.

BCRED Verdelite JV LP
Consolidated Schedule of Investments
December 31, 2025
(in thousands)
The following table presents the consolidated schedule of investments of the Verdelite JV as of December 31, 2025:

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt
Aerospace & Defense
Dynasty Acquisition Co, Inc.	(8)	SOFR +	2.00%	5.72%	10/10/2025	10/31/2031	$1,445	$1,444	$1,452	1.12%
Dynasty Acquisition Co, Inc.	(8)	SOFR +	2.00%	5.72%	10/10/2025	10/31/2031	550	549	552	0.43
KBR, Inc.	(8)	SOFR +	2.00%	5.72%	8/14/2024	1/17/2031	499	499	503	0.39
Peraton Corp.	(10)	SOFR +	3.75%	7.69%	11/16/2022	2/1/2028	4,927	4,894	4,583	3.55
Propulsion BC Newco, LLC	(9)	SOFR +	2.50%	6.17%	12/1/2025	12/1/2032	277	276	279	0.22
Sanders Industries Holdings, Inc.	(9)	SOFR +	2.50%	6.43%	10/10/2025	2/26/2032	1,823	1,813	1,832	1.42
Sanders Industries Holdings, Inc.	(7)(9)	SOFR +	2.50%	6.43%	10/10/2025	2/26/2032	17	16	17	0.01
TransDigm, Inc.	(8)	SOFR +	2.50%	6.22%	11/28/2023	2/28/2031	5,896	5,893	5,925	4.59
TransDigm, Inc.	(8)	SOFR +	2.25%	5.97%	9/11/2025	3/22/2030	89	89	89	0.07
Vertex Aerospace Services Corp.	(10)	SOFR +	2.25%	5.97%	11/16/2022	12/6/2030	5,518	5,500	5,557	4.30
								20,973	20,789	16.10
Air Freight & Logistics
Savage Enterprises, LLC	(8)	SOFR +	2.50%	6.28%	7/30/2025	8/5/2032	2,841	2,845	2,857	2.21
Wwex Uni Topco Holdings, LLC	(10)	SOFR +	4.00%	7.67%	10/10/2025	7/26/2028	2,494	2,479	2,508	1.94
								5,324	5,365	4.15
Airlines
American Airlines, Inc.	(8)	SOFR +	2.25%	6.00%	2/15/2023	2/15/2028	2,939	2,939	2,951	2.28
American Airlines, Inc.	(8)	SOFR +	1.75%	5.69%	11/16/2022	1/29/2027	495	495	495	0.38
American Airlines, Inc.	(8)	SOFR +	2.25%	6.13%	2/15/2023	4/20/2028	995	971	999	0.77
United Airlines, Inc.	(8)	SOFR +	2.00%	5.73%	2/22/2024	2/22/2031	2,274	2,274	2,287	1.77
								6,679	6,732	5.20
Auto Components
Clarios Global, LP	(8)	SOFR +	2.50%	6.22%	7/16/2024	5/6/2030	2,935	2,935	2,943	2.28
Clarios Global, LP	(8)	SOFR +	2.75%	6.47%	3/12/2025	1/28/2032	3,990	3,967	4,016	3.11
								6,902	6,959	5.39
Beverages
Triton Water Holdings, Inc.	(9)	SOFR +	2.25%	5.92%	11/16/2022	3/31/2028	5,384	5,383	5,405	4.18
Biotechnology
Genmab Finance, LLC	(8)	SOFR +	3.00%	6.73%	12/12/2025	12/12/2032	1,205	1,199	1,213	0.94
Grifols Worldwide Operations USA, Inc.	(8)	SOFR +	2.00%	5.97%	11/16/2022	11/15/2027	5,114	5,098	5,119	3.96
								6,297	6,332	4.90
Broadline Retail
Peer Holding III, BV	(8)	SOFR +	2.50%	6.17%	6/26/2024	7/1/2031	1,924	1,924	1,934	1.50
Peer Holding III, BV	(8)	SOFR +	2.25%	5.92%	9/29/2025	9/29/2032	361	361	362	0.28
								2,285	2,296	1.78

BCRED Verdelite JV LP
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Building Products
Cornerstone Building Brands, Inc.	(9)	SOFR +	3.25%	7.10%	11/16/2022	4/12/2028	$3,908	$3,872	$3,081	2.38%
Griffon Corp.	(8)	SOFR +	2.00%	5.67%	6/26/2024	1/24/2029	2,966	2,972	2,985	2.31
LBM Acquisition, LLC	(10)	SOFR +	3.75%	7.58%	6/6/2024	6/6/2031	5,226	5,185	4,916	3.80
MIWD Holdco II, LLC	(8)	SOFR +	2.75%	6.47%	3/28/2024	3/28/2031	2,033	2,026	2,038	1.58
Oscar Acquisitionco, LLC	(9)	SOFR +	4.25%	7.92%	11/16/2022	4/29/2029	2,396	2,399	1,732	1.34
Resideo Funding, Inc.	(8)	SOFR +	2.00%	5.84%	6/14/2024	6/13/2031	542	542	544	0.42
Resideo Funding, Inc.	(8)	SOFR +	2.00%	5.72%	8/8/2025	8/13/2032	329	329	330	0.26
Standard Industries, Inc.	(9)	SOFR +	1.75%	5.48%	11/16/2022	9/22/2028	535	535	537	0.42
								17,860	16,163	12.51
Capital Markets
Apex Group Treasury, LLC	(8)	SOFR +	3.50%	7.39%	2/27/2025	2/27/2032	3,492	3,484	3,300	2.55
Aretec Group, Inc.	(8)	SOFR +	3.00%	6.72%	11/20/2025	8/9/2030	5,363	5,362	5,390	4.17
Citco Funding, LLC	(9)	SOFR +	2.75%	6.51%	6/13/2024	4/27/2028	978	977	985	0.76
EP Wealth Advisors, LLC	(8)	SOFR +	3.00%	6.67%	10/16/2025	10/18/2032	211	211	213	0.16
Focus Financial Partners, LLC	(8)	SOFR +	2.50%	6.22%	1/31/2025	9/15/2031	2,475	2,460	2,482	1.92
GTCR Everest Borrower, LLC	(8)	SOFR +	2.75%	6.42%	7/25/2025	9/5/2031	4,111	4,112	4,131	3.20
Jane Street Group, LLC	(8)	SOFR +	2.00%	5.82%	10/1/2025	12/15/2031	287	284	286	0.22
Kestra Advisor Services Holdings A, Inc.	(8)	SOFR +	3.00%	6.72%	8/1/2025	3/22/2031	1,566	1,566	1,571	1.22
Osaic Holdings, Inc.	(8)	SOFR +	3.00%	6.60%	7/17/2025	7/30/2032	2,660	2,657	2,674	2.07
Superannuation & Investments US, LLC	(9)	SOFR +	3.00%	6.72%	7/18/2025	12/1/2028	107	107	107	0.08
The Edelman Financial Engines Center, LLC	(8)	SOFR +	3.00%	6.72%	6/5/2024	4/7/2028	3,841	3,841	3,866	2.99
Victory Capital Holdings, Inc.	(8)	SOFR +	2.00%	5.67%	9/10/2025	9/23/2032	5,009	5,003	5,045	3.90
								30,064	30,050	23.24
Chemicals
CI Maroon Holdings, LLC	(8)	SOFR +	3.25%	7.02%	2/7/2025	3/3/2031	889	889	875	0.68
Nouryon USA, LLC	(8)	SOFR +	3.25%	7.04%	4/26/2024	4/3/2028	3,656	3,656	3,664	2.84
Olympus Water US Holding Corp.	(8)	SOFR +	3.25%	6.92%	11/3/2025	11/3/2032	358	357	357	0.28
SCIL USA Holdings, LLC	(8)	SOFR +	4.00%	7.79%	10/30/2025	11/8/2032	749	745	751	0.58
Solstice Advanced Materials, Inc.	(8)	SOFR +	1.75%	5.59%	10/29/2025	10/29/2032	255	255	257	0.20
								5,902	5,904	4.58

BCRED Verdelite JV LP
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Commercial Services & Supplies
Access CIG, LLC	(9)	SOFR +	4.00%	7.72%	8/15/2025	8/19/2030	$6,489	$6,383	$6,278	4.86%
Allied Universal Holdco, LLC	(9)	SOFR +	3.25%	6.97%	8/6/2025	8/20/2032	3,026	3,023	3,046	2.36
Anticimex, Inc.	(8)	SOFR +	2.90%	6.56%	11/21/2025	11/17/2031	3,323	3,305	3,344	2.59
Aramark Services, Inc.	(8)	SOFR +	1.75%	5.47%	8/12/2025	4/6/2028	259	259	260	0.20
Asplundh Tree Expert, LLC	(8)	SOFR +	1.75%	5.47%	5/23/2024	5/23/2031	1,328	1,326	1,336	1.03
Belfor Holdings, Inc.	(9)	SOFR +	2.75%	6.47%	8/8/2025	11/1/2030	950	950	955	0.74
EAB Global, Inc.	(9)	SOFR +	3.00%	6.72%	11/16/2022	8/16/2030	8,722	8,659	7,777	6.02
Foundational Education Group, Inc.	(9)	SOFR +	3.75%	7.85%	11/16/2022	8/31/2028	2,455	2,396	2,270	1.76
Garda World Security, Corp.	(8)	SOFR +	3.00%	6.75%	8/6/2024	2/1/2029	3,779	3,779	3,800	2.94
GFL Environmental Services USA, Inc.	(8)	SOFR +	2.50%	6.27%	10/10/2025	3/3/2032	1,995	1,996	2,006	1.55
HNI Corp.	(8)	SOFR +	2.00%	5.77%	12/4/2025	9/5/2032	293	291	294	0.23
Lsf12 Crown US Commercial Bidco, LLC	(8)	SOFR +	3.50%	7.37%	9/19/2025	12/2/2031	370	370	372	0.29
OMNIA Partners, LLC	(8)	SOFR +	2.75%	6.45%	1/26/2024	12/31/2032	1,134	1,133	1,140	0.88
Pinnacle Buyer, LLC	(7)(8)	SOFR +	2.50%	6.16%	9/11/2025	10/1/2032	443	442	445	0.34
Prime Security Services Borrower, LLC	(8)	SOFR +	2.00%	6.13%	4/15/2024	10/13/2030	4,680	4,678	4,692	3.63
Prime Security Services Borrower, LLC	(8)	SOFR +	1.75%	5.58%	4/4/2025	3/7/2032	1,330	1,318	1,328	1.03
Pye-Barker Fire & Safety, LLC	(7)(8)	SOFR +	2.50%	6.21%	12/16/2025	12/16/2032	985	980	993	0.77
Tempo Acquisition, LLC	(9)	SOFR +	1.75%	5.47%	1/29/2025	8/31/2028	2,475	2,458	2,386	1.85
TRC Cos, LLC	(8)	SOFR +	3.00%	6.72%	11/16/2022	12/8/2028	5,448	5,448	5,472	4.23
Vaco Holdings, Inc.	(10)	SOFR +	5.00%	8.82%	11/16/2022	1/22/2029	2,294	2,263	1,878	1.45
								51,457	50,072	38.75
Construction & Engineering
Azuria Water Solutions, Inc.	(10)	SOFR +	3.00%	6.72%	7/23/2024	5/17/2028	2,934	2,934	2,953	2.28
Brookfield WEC Holdings, Inc.	(8)	SOFR +	2.00%	5.87%	1/25/2024	1/27/2031	2,489	2,483	2,496	1.93
Touchdown Acquirer, Inc.	(8)	SOFR +	2.75%	6.57%	8/21/2024	2/21/2031	4,372	4,351	4,392	3.40
								9,768	9,841	7.61

BCRED Verdelite JV LP
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Construction Materials
Green Infrastructure Partners US, LLC	(8)	SOFR +	2.75%	6.42%	9/19/2025	9/24/2032	$273	$272	$274	0.21%
MSOF Beacon, LLC	(8)	SOFR +	2.50%	6.24%	12/23/2025	12/23/2032	158	158	159	0.12
Quikrete Holdings, Inc.	(8)	SOFR +	2.25%	5.97%	4/4/2025	2/10/2032	2,489	2,463	2,499	1.93
Tamko Building Products, LLC	(8)	SOFR +	2.75%	6.95%	10/23/2024	9/20/2030	2,601	2,601	2,622	2.03
								5,494	5,554	4.29
Consumer Finance
CPI Holdco B, LLC	(8)	SOFR +	2.00%	5.72%	12/11/2025	5/17/2031	4,884	4,878	4,900	3.79
Containers & Packaging
Berlin Packaging, LLC	(8)	SOFR +	3.25%	7.24%	7/25/2025	6/7/2031	4,475	4,475	4,490	3.47
Clydesdale Acquisition Holdings, Inc.	(9)	SOFR +	3.18%	6.89%	11/16/2022	4/13/2029	3,136	3,101	3,142	2.43
Graham Packaging Co., Inc.	(8)	SOFR +	2.50%	6.22%	7/31/2024	8/4/2027	2,591	2,591	2,605	2.02
ProAmpac PG Borrower, LLC	(10)	SOFR +	4.00%	7.88%	4/9/2024	9/15/2028	5,119	5,119	5,136	3.97
Ring Container Technologies Group, LLC	(9)	SOFR +	2.50%	6.22%	10/10/2025	9/15/2032	1,995	1,994	2,003	1.55
SupplyOne, Inc.	(8)	SOFR +	3.50%	7.22%	4/19/2024	4/21/2031	1,682	1,676	1,688	1.31
TricorBraun Holdings, Inc.	(9)	SOFR +	3.25%	6.97%	11/16/2022	3/3/2031	6,450	6,340	6,262	4.85
Trident TPI Holdings, Inc.	(9)	SOFR +	3.75%	7.42%	10/18/2024	9/15/2028	4,375	4,375	4,213	3.26
								29,671	29,539	22.86
Distributors
Bradyplus Holdings, LLC	(8)	SOFR +	5.00%	8.84%	12/29/2025	12/29/2032	930	916	922	0.71
Diversified Consumer Services
Cengage Learning, Inc.	(11)	SOFR +	3.50%	7.23%	11/22/2024	3/24/2031	866	864	870	0.67
Element Materials Technology Group US Holdings, Inc.	(9)	SOFR +	3.68%	7.35%	11/16/2022	7/6/2029	2,932	2,891	2,961	2.29
Imagine Learning, LLC	(9)	SOFR +	3.50%	7.22%	2/1/2024	12/21/2029	3,945	3,928	3,816	2.95
KUEHG Corp.	(9)	SOFR +	2.75%	6.42%	8/11/2025	6/12/2030	2,488	2,496	2,421	1.87
Mckissock Investment Holdings, LLC	(10)	SOFR +	5.00%	9.05%	11/16/2022	3/12/2029	4,161	4,094	3,916	3.03
Metropolis Technologies, Inc.	(8)	SOFR +	5.25%	8.98%	11/3/2025	11/3/2032	906	897	899	0.70
Mister Car Wash Holdings, Inc.	(8)	SOFR +	2.50%	6.22%	3/27/2024	3/27/2031	670	670	674	0.52
Pre-Paid Legal Services, Inc.	(9)	SOFR +	3.25%	6.97%	11/16/2022	12/15/2028	3,232	3,201	3,132	2.42
Spring Education Group, Inc.	(8)	SOFR +	3.25%	6.92%	9/29/2023	10/4/2030	3,353	3,329	3,376	2.61
University Support Services, LLC	(9)	SOFR +	2.75%	6.47%	11/16/2022	2/10/2029	3,678	3,654	3,564	2.76
Wand NewCo 3, Inc.	(8)	SOFR +	2.50%	6.22%	7/30/2024	1/30/2031	2,862	2,842	2,869	2.22
								28,866	28,498	22.04

BCRED Verdelite JV LP
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Diversified REITs
Iron Mountain Information Management, LLC	(8)	SOFR +	2.00%	5.72%	12/28/2023	1/31/2031	$843	$838	$844	0.65%
Diversified Telecommunication Services
Coral-US Co-Borrower, LLC	(8)	SOFR +	3.25%	7.15%	11/16/2022	1/31/2032	2,450	2,439	2,408	1.86
Virgin Media Bristol, LLC	(8)	SOFR +	3.18%	7.05%	3/2/2023	3/31/2031	2,727	2,709	2,706	2.09
Zacapa, LLC	(9)	SOFR +	3.75%	7.42%	10/29/2024	3/22/2029	4,455	4,455	4,464	3.45
								9,603	9,578	7.40
Electric Utilities
Cogentrix Finance Holdco I, LLC	(8)	SOFR +	2.25%	5.97%	8/7/2025	2/26/2032	2,293	2,298	2,310	1.79
NRG Energy, Inc.	(8)	SOFR +	1.75%	5.59%	4/16/2024	4/16/2031	1,747	1,743	1,754	1.36
Vistra Operations Co, LLC	(8)	SOFR +	1.75%	5.47%	11/16/2022	12/20/2030	2,594	2,576	2,610	2.02
								6,617	6,674	5.17
Electrical Equipment
Forgent Intermediate IV, LLC	(4)(8)	SOFR +	3.25%	7.02%	12/19/2025	12/20/2032	423	418	421	0.33
Generac Power Systems, Inc.	(8)	SOFR +	1.75%	5.62%	7/3/2024	7/3/2031	3,751	3,748	3,772	2.92
Madison IAQ, LLC	(9)	SOFR +	2.50%	6.70%	11/16/2022	6/21/2028	6,661	6,590	6,701	5.19
Madison IAQ, LLC	(9)	SOFR +	2.75%	6.64%	11/6/2025	11/8/2032	1,937	1,939	1,952	1.51
								12,695	12,846	9.95
Electronic Equipment, Instruments & Components
Celestica, Inc.	(4)(8)	SOFR +	1.75%	5.48%	6/20/2024	6/20/2031	3,448	3,448	3,473	2.69
Infinite Bidco, LLC	(9)	SOFR +	3.75%	7.85%	11/16/2022	3/2/2028	2,612	2,568	2,587	2.00
Modena Buyer, LLC	(8)	SOFR +	4.25%	8.09%	7/1/2024	7/1/2031	1,817	1,788	1,811	1.40
Project Aurora US Finco, Inc.	(8)	SOFR +	2.75%	6.49%	9/30/2025	9/30/2032	254	253	255	0.20
Qnity Electronics, Inc.	(8)	SOFR +	2.00%	5.70%	10/31/2025	11/1/2032	604	602	607	0.47
Sanmina Corp.	(4)(8)	SOFR +	2.00%	5.92%	10/27/2025	10/27/2032	360	359	361	0.28
								9,018	9,094	7.04
Energy Equipment & Services
Ursa Minor US Bidco, LLC	(8)	SOFR +	2.25%	5.92%	11/13/2025	3/26/2031	1,181	1,179	1,186	0.92

BCRED Verdelite JV LP
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Entertainment
EOC Borrower, LLC	(8)	SOFR +	3.00%	6.72%	8/11/2025	3/24/2032	$2,488	$2,496	$2,505	1.94%
UFC Holdings, LLC	(8)	SOFR +	2.00%	5.87%	9/9/2025	11/21/2031	171	170	172	0.13
								2,666	2,677	2.07
Financial Services
Bcpe Pequod Buyer, Inc.	(8)	SOFR +	3.00%	6.72%	12/5/2025	11/25/2031	174	173	175	0.14
Chicago US Midco III, LP	(7)(8)	SOFR +	2.50%	6.22%	10/30/2025	11/1/2032	514	512	516	0.40
Corpay Technologies Operating Co, LLC	(8)	SOFR +	1.75%	5.47%	11/5/2025	11/5/2032	384	382	385	0.30
Mitchell International, Inc.	(9)	SOFR +	3.25%	6.97%	6/17/2024	6/17/2031	4,880	4,861	4,902	3.79
Paysafe Holdings US Corp.	(9)	SOFR +	2.75%	6.58%	11/16/2022	6/28/2028	1,912	1,906	1,835	1.42
Planet US Buyer, LLC	(8)	SOFR +	3.00%	6.82%	2/9/2024	2/7/2031	1,009	1,008	1,017	0.79
Solera, LLC	(9)(18)	SOFR +	3.75%	7.85%	11/16/2022	6/2/2028	2,234	2,189	2,159	1.67
								11,031	10,989	8.51
Food Products
CHG PPC Parent, LLC	(9)	SOFR +	3.00%	6.83%	11/16/2022	12/8/2028	2,916	2,869	2,930	2.27
Dreyers Grand Ice Cream, Inc.	(8)	SOFR +	2.25%	6.45%	3/11/2025	9/30/2031	2,978	2,960	2,980	2.31
Froneri US, Inc.	(8)	SOFR +	2.25%	6.12%	7/16/2025	9/30/2032	1,378	1,374	1,380	1.07
PFI Lower Midco, LLC	(8)	SOFR +	4.00%	7.87%	12/1/2025	12/1/2032	200	198	202	0.16
Saratoga Food Specialties, LLC	(8)	SOFR +	3.25%	6.98%	3/7/2024	3/12/2029	714	714	721	0.56
Snacking Investments US, LLC	(8)	SOFR +	3.00%	6.84%	10/30/2025	10/29/2032	345	344	348	0.27
								8,459	8,561	6.64
Ground Transportation
Genesee & Wyoming, Inc.	(8)	SOFR +	1.75%	5.42%	4/10/2024	4/10/2031	4,270	4,254	4,275	3.31
Health Care Equipment & Supplies
Resonetics, LLC	(10)	SOFR +	2.75%	6.59%	7/24/2025	6/18/2031	3,546	3,546	3,557	2.75
WS Audiology A/S	(8)	SOFR +	3.50%	7.20%	4/8/2024	2/28/2029	4,054	4,054	4,085	3.16
								7,600	7,642	5.91

BCRED Verdelite JV LP
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Health Care Providers & Services
Agiliti Health, Inc.	(8)	SOFR +	3.00%	6.86%	5/1/2023	5/1/2030	$2,775	$2,776	$2,725	2.11%
CHG Healthcare Services, Inc.	(9)	SOFR +	2.75%	6.67%	7/25/2025	9/29/2028	3,480	3,484	3,500	2.71
Concentra Health Services, Inc.	(8)	SOFR +	2.00%	5.72%	7/26/2024	7/26/2031	2,121	2,121	2,139	1.66
Davita, Inc.	(8)	SOFR +	1.75%	5.47%	5/9/2024	5/9/2031	3,456	3,456	3,475	2.69
Ensemble RCM, LLC	(8)	SOFR +	3.00%	6.84%	1/30/2024	8/1/2029	2,924	2,907	2,941	2.28
Examworks Bidco, Inc.	(9)	SOFR +	2.50%	6.22%	11/16/2022	11/1/2028	4,731	4,692	4,761	3.68
Global Medical Response, Inc.	(8)	SOFR +	3.50%	7.38%	9/10/2025	10/1/2032	3,368	3,362	3,393	2.63
Heartland Dental, LLC	(10)	SOFR +	3.75%	7.47%	8/7/2025	8/25/2032	2,759	2,751	2,773	2.15
Hunter US Bidco, Inc.	(4)(9)	SOFR +	4.25%	8.02%	11/16/2022	8/19/2028	1,000	996	976	0.76
MED ParentCo, LP	(8)	SOFR +	3.00%	6.72%	12/31/2025	4/15/2031	1,186	1,186	1,191	0.92
Outcomes Group Holdings, Inc.	(8)	SOFR +	3.00%	6.72%	5/6/2024	5/6/2031	2,049	2,049	2,065	1.60
Pediatric Associates Holding Co, LLC	(9)	SOFR +	2.50%	6.24%	11/16/2022	12/29/2028	476	472	467	0.36
Radiology Partners, Inc.	(8)	SOFR +	4.50%	8.17%	10/10/2025	6/30/2032	1,995	1,989	1,994	1.54
Raven Acquisition Holdings, LLC	(7)(8)	SOFR +	3.00%	6.72%	4/4/2025	11/19/2031	2,322	2,282	2,333	1.81
Southern Veterinary Partners, LLC	(8)	SOFR +	2.50%	6.37%	7/22/2025	12/4/2031	4,197	4,190	4,197	3.25
US Fertility Enterprises, LLC	(7)(8)	SOFR +	3.50%	7.24%	12/30/2025	12/30/2032	307	305	309	0.24
								39,018	39,239	30.39
Health Care Technology
athenahealth, Inc.	(9)	SOFR +	2.75%	6.47%	11/16/2022	2/15/2029	8,438	8,229	8,465	6.55
Cotiviti, Inc.	(8)	SOFR +	2.75%	6.62%	5/1/2024	5/1/2031	3,801	3,787	3,662	2.83
Gainwell Acquisition Corp.	(10)	SOFR +	4.00%	7.77%	11/16/2022	10/1/2027	1,954	1,923	1,923	1.49
Waystar Technologies, Inc.	(8)	SOFR +	2.00%	5.72%	8/6/2025	10/22/2029	2,132	2,132	2,148	1.66
								16,071	16,198	12.53

BCRED Verdelite JV LP
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Hotels, Restaurants & Leisure
Alterra Mountain, Co.	(8)	SOFR +	2.50%	6.22%	7/23/2025	8/17/2028	$1,830	$1,830	$1,839	1.42%
Caesars Entertainment, Inc.	(9)	SOFR +	2.25%	5.97%	2/6/2023	2/6/2030	1,326	1,318	1,319	1.02
Caesars Entertainment, Inc.	(9)	SOFR +	2.25%	5.97%	2/6/2024	2/6/2031	2,776	2,771	2,755	2.13
Cedar Fair, LP	(8)	SOFR +	2.00%	5.72%	5/1/2024	5/1/2031	717	716	710	0.55
FanDuel Group Financing, LLC	(9)	SOFR +	1.75%	5.42%	11/24/2023	11/30/2030	2,375	2,375	2,376	1.84
Fertitta Entertainment, LLC	(9)	SOFR +	3.25%	6.97%	11/16/2022	1/27/2029	2,723	2,699	2,725	2.11
GVC Finance, LLC	(9)	SOFR +	2.25%	5.92%	5/8/2024	10/31/2029	5,843	5,850	5,816	4.50
Hilton Grand Vacations Borrower, LLC	(8)	SOFR +	2.00%	5.72%	1/17/2024	1/17/2031	705	704	703	0.54
IRB Holding Corp.	(9)	SOFR +	2.50%	6.22%	11/17/2025	12/15/2030	7,471	7,467	7,496	5.80
LC Ahab US Bidco, LLC	(8)	SOFR +	3.00%	6.72%	5/1/2024	5/1/2031	1,656	1,630	1,663	1.29
Life Time, Inc.	(8)	SOFR +	2.00%	5.78%	8/14/2025	11/5/2031	1,108	1,108	1,114	0.86
Marriott Ownership Resorts, Inc.	(8)	SOFR +	2.25%	5.97%	4/1/2024	4/1/2031	3,096	3,113	3,103	2.40
Mic Glen, LLC	(9)	SOFR +	3.25%	6.97%	7/29/2025	7/21/2028	3,366	3,311	3,396	2.63
Motion Finco, LLC	(8)	SOFR +	3.50%	7.17%	2/5/2024	11/12/2029	2,506	2,498	2,229	1.73
New Red Finance, Inc.	(8)	SOFR +	1.75%	5.47%	6/16/2024	9/20/2030	2,766	2,747	2,773	2.15
Raising Cane's Restaurants, LLC	(8)	SOFR +	2.00%	5.84%	11/3/2025	11/3/2032	418	417	419	0.32
Scientific Games Holdings, LP	(9)	SOFR +	3.00%	6.93%	6/11/2024	4/4/2029	2,948	2,948	2,900	2.24
Tacala Investment Corp.	(10)	SOFR +	3.00%	6.72%	8/6/2025	1/31/2031	1,581	1,581	1,593	1.23
TRQ Sales, LLC	(8)	SOFR +	3.25%	7.55%	12/30/2025	12/30/2032	908	904	898	0.69
Whatabrands, LLC	(9)	SOFR +	2.50%	6.22%	12/11/2024	8/3/2028	6,955	6,954	6,981	5.40
								52,941	52,808	40.85
Household Durables
AI Aqua Merger Sub, Inc.	(9)	SOFR +	3.00%	6.85%	12/5/2024	7/31/2028	7,211	7,188	7,235	5.60
Weber-Stephen Products, LLC	(8)	SOFR +	3.75%	7.74%	9/17/2025	10/1/2032	338	335	339	0.26
								7,523	7,574	5.86

BCRED Verdelite JV LP
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Household Products
Energizer Holdings, Inc.	(8)	SOFR +	2.00%	5.73%	5/29/2024	3/19/2032	$393	$392	$394	0.30%
Independent Power and Renewable Electricity Producers
Calpine, Corp.	(8)	SOFR +	1.75%	5.47%	3/10/2025	1/31/2031	1,000	999	1,001	0.77
Talen Energy Supply, LLC	(8)	SOFR +	2.00%	5.67%	11/25/2025	11/25/2032	299	297	299	0.23
								1,296	1,300	1.00
Industrial Conglomerates
Bettcher Industries, Inc.	(9)	SOFR +	4.00%	7.67%	9/19/2025	12/14/2028	379	378	383	0.30
Engineered Machinery Holdings, Inc.	(8)	SOFR +	3.25%	6.92%	11/26/2025	11/26/2032	227	226	229	0.18
								604	612	0.48
Insurance
Alliant Holdings Intermediate, LLC	(8)	SOFR +	2.50%	6.22%	7/31/2025	9/19/2031	993	973	996	0.77
AmWINS Group, Inc.	(10)	SOFR +	2.25%	5.97%	11/16/2022	1/30/2032	2,480	2,473	2,490	1.93
Baldwin Insurance Group Holdings, LLC	(8)	SOFR +	2.50%	6.25%	9/12/2025	5/26/2031	5,963	5,954	5,963	4.61
BroadStreet Partners, Inc.	(8)	SOFR +	2.75%	6.47%	6/14/2024	6/13/2031	7,011	7,001	7,043	5.45
HUB International, Ltd.	(8)	SOFR +	2.25%	6.12%	7/30/2024	6/20/2030	2,411	2,395	2,427	1.88
Hyperion Refinance S.à r.l.	(9)	SOFR +	2.75%	6.47%	11/22/2024	2/15/2031	5,139	5,138	5,158	3.99
Hyperion Refinance S.à r.l.	(9)	SOFR +	2.75%	6.49%	12/11/2025	4/18/2030	2,381	2,381	2,390	1.85
OneDigital Borrower, LLC	(9)	SOFR +	3.00%	6.72%	7/2/2024	7/2/2031	2,230	2,230	2,238	1.73
Ryan Specialty, LLC	(8)	SOFR +	2.00%	5.92%	10/10/2025	9/13/2031	1,995	1,993	2,001	1.55
USI, Inc.	(8)	SOFR +	2.25%	5.92%	12/23/2024	9/29/2030	3,467	3,452	3,477	2.69
USI, Inc.	(8)	SOFR +	2.25%	5.92%	12/23/2024	11/21/2029	1,437	1,432	1,441	1.12
								35,422	35,624	27.57
Interactive Media & Services
Creative Artists Agency, LLC	(8)	SOFR +	2.50%	6.22%	8/11/2025	10/1/2031	2,494	2,498	2,506	1.94
Project Boost Purchaser, LLC	(8)	SOFR +	2.75%	6.42%	7/16/2024	7/16/2031	6,467	6,453	6,491	5.02
TripAdvisor, Inc.	(8)	SOFR +	2.75%	6.47%	7/8/2024	7/8/2031	2,362	2,357	2,287	1.77
								11,308	11,284	8.73

BCRED Verdelite JV LP
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
IT Services
Ahead DB Holdings, LLC	(10)	SOFR +	2.50%	6.17%	8/2/2024	2/1/2031	$2,798	$2,795	$2,799	2.17%
Chrysaor Bidco S.à r.l.	(9)	SOFR +	3.25%	7.14%	10/14/2025	10/30/2031	961	961	969	0.75
Fortress Intermediate 3, Inc.	(8)	SOFR +	3.00%	6.78%	7/2/2025	6/27/2031	2,475	2,475	2,480	1.92
Go Daddy Operating Co, LLC	(8)	SOFR +	1.75%	5.47%	5/31/2024	5/30/2031	739	738	741	0.57
Newfold Digital Holdings Group, Inc.	(10)	SOFR +	3.50%	7.38%	12/8/2025	4/30/2029	2,483	2,369	2,083	1.61
Newfold Digital Holdings Group, Inc.	(10)	SOFR +	3.50%	7.38%	12/8/2025	4/30/2029	438	418	279	0.22
ThoughtWorks, Inc.	(9)	SOFR +	2.50%	6.33%	11/16/2022	3/24/2028	2,236	2,211	2,137	1.65
Virtusa Corp.	(10)	SOFR +	3.25%	6.97%	6/21/2024	2/15/2029	4,944	4,944	4,962	3.84
World Wide Technology Holding Co, LLC	(9)	SOFR +	2.00%	5.72%	7/17/2025	3/1/2030	887	887	890	0.69
								17,798	17,340	13.42
Life Sciences Tools & Services
Parexel International, Inc.	(9)	SOFR +	2.75%	6.47%	12/12/2025	12/12/2031	3,147	3,146	3,161	2.45
Machinery
Chart Industries, Inc.	(9)	SOFR +	2.50%	6.48%	7/2/2024	3/15/2030	1,974	1,974	1,985	1.54
CoorsTek, Inc.	(8)	SOFR +	3.00%	6.86%	10/28/2025	10/28/2032	340	338	343	0.27
EMRLD Borrower, LP	(8)	SOFR +	2.25%	6.12%	8/11/2025	8/4/2031	2,488	2,488	2,495	1.93
Hobbs & Associates, LLC	(8)	SOFR +	2.75%	6.47%	10/10/2025	7/23/2031	1,995	1,994	1,997	1.55
Innio North America Holding, Inc.	(8)	SOFR +	2.25%	6.13%	7/12/2024	11/2/2028	665	665	670	0.52
LSF11 Trinity Bidco, Inc.	(4)(8)	SOFR +	2.50%	6.23%	9/11/2025	6/14/2030	2,293	2,293	2,304	1.78
Pro Mach Group, Inc.	(8)	SOFR +	2.75%	6.47%	10/16/2025	10/16/2032	804	802	810	0.63
SPX Flow, Inc.	(9)	SOFR +	2.75%	6.47%	8/1/2025	4/5/2029	3,150	3,150	3,163	2.45
TK Elevator U.S. Newco, Inc.	(9)	SOFR +	2.75%	6.95%	3/14/2024	4/30/2030	4,297	4,297	4,328	3.35
Vertiv Group Corp.	(8)	SOFR +	1.75%	5.61%	8/7/2025	8/12/2032	162	162	163	0.13
								18,163	18,258	14.15
Media
ABG Intermediate Holdings 2, LLC	(8)	SOFR +	2.25%	5.97%	12/13/2024	12/21/2028	386	386	387	0.30
American Greetings Corp.	(8)	SOFR +	5.75%	9.47%	4/30/2024	10/30/2029	1,260	1,242	1,249	0.97
Fleet US Bidco, Inc.	(4)(8)	SOFR +	2.75%	6.79%	8/15/2024	2/21/2031	655	656	660	0.51
								2,284	2,296	1.78
Metals & Mining
Arsenal AIC Parent, LLC	(8)	SOFR +	2.75%	6.47%	8/21/2024	8/18/2030	371	371	372	0.29
Novelis Holdings, Inc.	(8)	SOFR +	1.75%	5.42%	9/11/2025	3/11/2032	905	905	909	0.70
SCIH Salt Holdings, Inc.	(10)	SOFR +	2.75%	6.52%	12/4/2025	1/31/2029	2,989	2,989	2,998	2.32
								4,265	4,279	3.31

BCRED Verdelite JV LP
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Mortgage Real Estate Investment Trusts (REITs)
Starwood Property Mortgage, LLC	(9)	SOFR +	2.25%	5.97%	8/14/2025	9/24/2032	$384	$383	$386	0.30%
Oil, Gas & Consumable Fuels
Blackfin Pipeline, LLC	(8)	SOFR +	3.00%	6.75%	9/29/2025	9/29/2032	457	455	459	0.35
Freeport LNG Investments, LLLP	(9)	SOFR +	3.25%	7.12%	11/16/2022	12/21/2028	3,772	3,746	3,792	2.93
GIP Pilot Acquisition Partners, LP	(8)	SOFR +	2.00%	5.94%	5/22/2024	10/4/2030	1,044	1,044	1,047	0.81
TransMontaigne Operating Co, LP	(9)	SOFR +	2.50%	6.22%	7/25/2025	11/17/2028	144	144	146	0.11
VRS Buyer, Inc.	(7)(8)	SOFR +	3.50%	7.24%	10/10/2025	10/12/2032	767	763	771	0.60
								6,152	6,215	4.80
Pharmaceuticals
Opal Bidco, SAS	(8)	SOFR +	3.00%	6.69%	10/29/2025	4/28/2032	190	190	191	0.15
Professional Services
AG Group Holdings, Inc.	(9)	SOFR +	4.25%	8.07%	11/16/2022	12/29/2028	3,519	3,470	3,189	2.47
AlixPartners, LLP	(9)	SOFR +	2.00%	5.72%	7/31/2025	8/12/2032	995	993	998	0.77
Ankura Consulting Group, LLC	(10)	SOFR +	3.50%	7.37%	12/17/2024	12/29/2031	1,130	1,128	1,108	0.86
Ascensus Group Holdings, Inc.	(9)	SOFR +	3.00%	6.72%	12/13/2024	11/24/2032	1,190	1,183	1,190	0.92
Camelot US Acquisition, LLC	(8)	SOFR +	2.75%	6.47%	1/31/2024	1/31/2031	2,700	2,695	2,669	2.07
Cast & Crew Payroll, LLC	(9)	SOFR +	3.75%	7.47%	11/16/2022	12/29/2028	1,885	1,879	1,139	0.88
Eisner Advisory Group, LLC	(9)	SOFR +	4.00%	7.72%	2/28/2024	2/28/2031	1,193	1,184	1,203	0.93
EP Purchaser, LLC	(9)	SOFR +	3.50%	7.44%	11/16/2022	11/6/2028	479	467	344	0.27
Genuine Financial Holdings, LLC	(8)	SOFR +	3.25%	6.97%	6/28/2024	9/27/2030	5,776	5,776	4,922	3.81
Grant Thornton Advisors, LLC	(8)	SOFR +	2.75%	6.47%	5/31/2024	6/2/2031	2,348	2,348	2,356	1.82
Grant Thornton Advisors, LLC	(8)	SOFR +	3.00%	6.72%	5/31/2024	6/2/2031	2,494	2,509	2,507	1.94
Heron Bidco, LLC	(8)	SOFR +	4.00%	7.74%	12/10/2025	12/10/2032	433	427	430	0.33
Mermaid Bidco, Inc.	(8)	SOFR +	3.25%	7.15%	7/1/2024	7/3/2031	2,637	2,634	2,650	2.05
Ryan, LLC	(9)	SOFR +	3.50%	7.22%	11/7/2025	11/5/2032	650	645	643	0.50
Sedgwick Claims Management Services, Inc.	(8)	SOFR +	2.50%	6.22%	2/24/2023	7/31/2031	7,185	7,167	7,216	5.58
Trans Union, LLC	(9)	SOFR +	1.75%	5.47%	1/30/2024	6/24/2031	4,482	4,477	4,496	3.48
TTF Lower Intermediate, LLC	(8)	SOFR +	3.75%	7.79%	7/18/2024	7/18/2031	1,205	1,196	982	0.76
VT Topco, Inc.	(9)	SOFR +	3.00%	6.87%	4/3/2024	8/9/2030	1,016	1,016	1,003	0.78
								41,194	39,045	30.22

BCRED Verdelite JV LP
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Real Estate Management & Development
Cushman & Wakefield US Borrower, LLC	(9)	SOFR +	2.75%	6.47%	7/16/2025	1/31/2030	$1,451	$1,451	$1,462	1.13%
Cushman & Wakefield US Borrower, LLC	(9)	SOFR +	2.50%	6.22%	9/26/2025	1/31/2030	1,481	1,483	1,498	1.16
								2,934	2,960	2.29
Semiconductors & Semiconductor Equipment
Altar Bidco, Inc.	(9)	SOFR +	3.10%	6.78%	3/24/2025	2/1/2029	1,987	1,980	1,970	1.52
Software
BEP Intermediate Holdco, LLC	(4)(8)	SOFR +	2.75%	6.47%	7/10/2025	4/25/2031	734	734	742	0.57
Boost Newco Borrower, LLC	(8)	SOFR +	2.00%	5.67%	8/1/2024	1/31/2031	5,777	5,777	5,793	4.48
Boxer Parent Company, Inc.	(8)	SOFR +	3.00%	6.82%	7/30/2024	7/30/2031	6,219	6,207	6,210	4.81
Capstone Borrower, Inc.	(8)	SOFR +	2.75%	6.42%	8/11/2025	6/17/2030	2,487	2,491	2,489	1.93
Cloud Software Group, Inc.	(8)	SOFR +	3.25%	6.92%	8/7/2025	3/21/2031	2,403	2,400	2,409	1.86
Cloud Software Group, Inc.	(8)	SOFR +	3.25%	6.92%	8/7/2025	8/13/2032	697	697	698	0.54
Cloudera, Inc.	(9)	SOFR +	3.75%	7.57%	11/16/2022	10/8/2028	3,496	3,432	3,359	2.60
Conga Corp.	(10)	SOFR +	3.50%	7.34%	8/8/2024	5/8/2028	3,492	3,492	3,492	2.70
Cornerstone OnDemand, Inc.	(9)	SOFR +	3.75%	7.58%	11/16/2022	10/16/2028	2,128	2,025	1,962	1.52
Delta Topco, Inc.	(8)	SOFR +	2.75%	6.58%	5/1/2024	11/30/2029	6,901	6,893	6,876	5.32
Disco Parent, Inc.	(4)(8)	SOFR +	3.25%	7.07%	8/1/2025	8/6/2032	242	242	244	0.19
ECI Macola Max Holding, LLC	(10)	SOFR +	2.75%	6.42%	7/10/2025	5/9/2030	4,412	4,412	4,440	3.44
Ellucian Holdings, Inc.	(9)	SOFR +	2.75%	6.47%	2/29/2024	10/8/2029	2,639	2,639	2,657	2.06
Finastra USA, Inc.	(8)	SOFR +	4.00%	7.72%	7/31/2025	9/15/2032	1,371	1,358	1,345	1.04
Flash Charm, Inc.	(10)	SOFR +	3.50%	7.35%	6/11/2024	3/2/2028	3,817	3,811	3,572	2.76
Gen Digital, Inc.	(9)	SOFR +	1.75%	5.47%	6/5/2024	9/12/2029	5,769	5,769	5,785	4.48
Gen Digital, Inc.	(9)	SOFR +	1.75%	5.47%	6/5/2024	4/16/2032	2,488	2,470	2,492	1.93
Genesys Cloud Services, Inc.	(8)	SOFR +	2.50%	6.22%	9/26/2024	1/30/2032	2,675	2,667	2,673	2.07
HS Purchaser, LLC	(14)	SOFR +	6.00%	9.97%	11/21/2025	5/19/2029	2,090	2,047	1,899	1.47
McAfee Corp.	(9)	SOFR +	3.00%	6.72%	5/31/2024	3/1/2029	3,502	3,502	3,243	2.51
Mitnick Purchaser, Inc.	(9)(18)	SOFR +	4.75%	8.69%	11/16/2022	5/2/2029	3,335	3,281	2,180	1.69
Ping Identity Holding Corp.	(8)	SOFR +	2.75%	6.59%	11/13/2025	11/15/2032	389	388	391	0.30
Planview Parent, Inc.	(8)	SOFR +	3.50%	7.17%	12/17/2024	12/17/2027	1,887	1,887	1,816	1.41
Project Alpha Intermediate Holding, Inc.	(9)	SOFR +	3.25%	6.92%	5/14/2024	10/26/2030	3,226	3,226	3,225	2.50
Proofpoint, Inc.	(9)	SOFR +	3.00%	6.67%	12/8/2025	8/31/2028	2,947	2,947	2,968	2.30

BCRED Verdelite JV LP
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Software (continued)
Quartz Acquireco, LLC	(4)(8)	SOFR +	2.25%	5.92%	6/3/2024	6/28/2030	$1,948	$1,948	$1,948	1.51%
RealPage, Inc.	(9)	SOFR +	3.00%	6.93%	11/16/2022	4/24/2028	2,711	2,667	2,712	2.10
Rocket Software, Inc.	(9)	SOFR +	3.75%	7.47%	10/5/2023	11/28/2028	3,632	3,609	3,636	2.81
Skopima Consilio Parent, LLC	(9)	SOFR +	3.75%	7.47%	12/18/2024	5/12/2028	3,260	3,260	2,987	2.31
Sophos Holdings, LLC	(8)	SOFR +	3.50%	7.33%	11/16/2022	3/5/2027	3,480	3,468	3,487	2.70
Sovos Compliance, LLC	(8)	SOFR +	3.25%	6.97%	7/24/2025	8/13/2029	3,492	3,458	3,507	2.71
SS&C Technologies, Inc.	(8)	SOFR +	2.00%	5.72%	10/9/2025	5/9/2031	200	200	202	0.16
Trio Bidco, LLC	(7)(8)	SOFR +	4.00%	7.67%	10/31/2025	10/29/2032	668	661	671	0.52
Vision Solutions, Inc.	(10)	SOFR +	4.00%	8.10%	11/16/2022	4/24/2028	3,595	3,472	3,355	2.60
XPLOR T1, LLC	(4)(8)	SOFR +	3.50%	7.29%	12/1/2025	12/1/2032	986	981	988	0.76
Zodiac Purchaser, LLC	(8)	SOFR +	3.50%	7.22%	2/14/2025	2/14/2032	998	994	995	0.77
								99,512	97,448	75.43
Specialty Retail
Apro, LLC	(8)	SOFR +	3.75%	7.68%	7/9/2024	7/9/2031	3,902	3,894	3,927	3.04
CWGS Group, LLC	(10)	SOFR +	2.50%	6.33%	11/16/2022	6/3/2028	2,431	2,388	2,379	1.84
Great Outdoors Group, LLC	(10)	SOFR +	3.25%	6.97%	1/23/2025	1/23/2032	990	991	997	0.77
HomeServe USA Holding Corp.	(8)	SOFR +	2.00%	5.73%	5/29/2024	10/21/2030	815	815	817	0.63
Mavis Tire Express Services Topco, Corp.	(10)	SOFR +	3.00%	6.72%	7/18/2024	5/4/2028	5,507	5,512	5,534	4.28
OPENLANE, Inc.	(8)	SOFR +	2.50%	6.36%	10/8/2025	10/8/2032	156	156	157	0.12
								13,756	13,811	10.68
Technology Hardware, Storage & Peripherals
Sandisk, Corp.	(8)	SOFR +	3.00%	6.86%	2/21/2025	2/20/2032	813	801	819	0.63
Trading Companies & Distributors
American Builders & Contractors Supply Co, Inc.	(8)	SOFR +	1.75%	5.47%	1/31/2024	1/31/2031	673	672	676	0.52
Avolon TLB Borrower 1 US, LLC	(9)	SOFR +	1.75%	5.48%	6/22/2023	6/24/2030	2,710	2,696	2,729	2.11
Core & Main, LP	(8)	SOFR +	2.00%	5.69%	2/9/2024	2/9/2031	1,067	1,067	1,070	0.83
FCG Acquisitions, Inc.	(9)	SOFR +	3.25%	6.97%	11/16/2022	3/31/2028	6,999	6,999	7,037	5.45
Icebox Holdco III, Inc.	(9)	SOFR +	3.25%	6.92%	11/16/2022	12/22/2031	4,277	4,183	4,321	3.34
Johnstone Supply, LLC	(8)	SOFR +	2.50%	6.23%	12/12/2024	6/9/2031	1,282	1,282	1,290	1.00
White Cap Buyer, LLC	(8)	SOFR +	3.25%	6.97%	6/13/2024	10/19/2029	4,369	4,361	4,392	3.40
Windsor Holdings III, LLC	(8)	SOFR +	2.75%	6.47%	9/20/2024	8/1/2030	3,802	3,790	3,816	2.95
								25,050	25,331	19.60

BCRED Verdelite JV LP
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Transportation Infrastructure
Apple Bidco, LLC	(8)	SOFR +	2.50%	6.22%	11/16/2022	9/23/2031	$3,440	$3,429	$3,461	2.68%
Signature Aviation US Holdings, Inc.	(9)	SOFR +	2.50%	6.22%	8/11/2025	7/1/2031	2,494	2,496	2,509	1.94
								5,925	5,970	4.62
Total First Lien Debt								720,787	714,200	552.71
Total Investment Portfolio								720,787	714,200	552.71
Cash and Cash Equivalents
Fidelity Investments Money Market Treasury Portfolio - Class I				3.66%				1,078	1,078	0.83
Other Cash and Cash Equivalents								58,357	58,357	45.16
Total Cash and Cash Equivalents								59,435	59,435	45.99
Total Portfolio Investments, Cash and Cash Equivalents								$780,222	$773,635	598.70%
(1)Unless otherwise indicated, all debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. As of December 31, 2025, the Company had investments denominated in Canadian Dollars (CAD), Euros (EUR), British Pounds (GBP), Swiss Francs (CHF), Danish Krone (DKK), Swedish Krona (SEK), Norwegian Krone (NOK), New Zealand Dollars (NZD), and Australian Dollars (AUD). All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. The total par amount (in thousands) is presented for debt investments, while the number of shares or units (in whole amounts) owned is presented for equity investments. Each of the Company’s investments is pledged as collateral, under one or more of its credit facilities unless otherwise indicated.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either Canadian Overnight Repo Rate Average (“CORRA” or “CA”), Sterling Overnight Interbank Average Rate (“SONIA” or “S”), Euro Interbank Offer Rate (“Euribor” or “E”), Secured Overnight Financing Rate (“SOFR”), Stockholm Interbank Offered Rate (“STIBOR” or “ST”), Copenhagen Interbank Offered Rate (“CIBOR” or “CI”), Norwegian Interbank Offered Rate (“NIBOR” or “N”), Swiss Average Rate Overnight (“SARON” or “SA”), New Zealand Bank Bill Reference Rate (“BKBM” or “B”), Australian Bank Bill Swap Bid Rate (“BBSY” or “BB”) or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2025. Variable rate loans typically include an interest reference rate floor feature.
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

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Chicago US Midco III, LP	Delayed Draw Term Loan	10/30/2027	$76	$—
Pinnacle Buyer, LLC	Delayed Draw Term Loan	4/1/2027	85	—
Pye-Barker Fire & Safety, LLC	Delayed Draw Term Loan	12/16/2027	147	—
Raven Acquisition Holdings, LLC	Delayed Draw Term Loan	11/19/2026	167	—
Sanders Industries Holdings, Inc.	Delayed Draw Term Loan	2/26/2027	156	—
Trio Bidco, LLC	Delayed Draw Term Loan	10/31/2027	70	—
US Fertility Enterprises, LLC	Delayed Draw Term Loan	12/30/2027	48	—
VRS Buyer, Inc.	Delayed Draw Term Loan	10/10/2027	79	—
Total Unfunded Commitments			$828	$—

BCRED Verdelite JV LP
Consolidated Schedule of Investments
December 31, 2025
(in thousands)
(8)There are no interest rate floors on these investments.
(9)The interest rate floor on these investments as of December 31, 2025 was 0.50%.
(10)The interest rate floor on these investments as of December 31, 2025 was 0.75%.
(11)The interest rate floor on these investments as of December 31, 2025 was 1.00%.
(12)The interest rate floor on these investments as of December 31, 2025 was 1.25%.
(13)The interest rate floor on these investments as of December 31, 2025 was 1.50%.
(14)The interest rate floor on these investments as of December 31, 2025 was 2.00%.
(15)For unsettled positions the interest rate does not include the base rate.
(16)Reserved.
(17)Loan was on non-accrual status as of December 31, 2025.
(18)These loans are “last-out” portions of loans. The “last-out” portion of the Company's loan investment generally earns a higher interest rate than the “first-out” portion, and in exchange the “first-out” portion would generally receive priority with respect to payment principal, interest and any other amounts due thereunder over the “last-out” portion.
(19)All securities are exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities.” As of December 31, 2025, the aggregate fair value of these securities is $714.2 million or 552.71% of the Company’s net assets. The initial acquisition dates have been included for such securities.

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

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)
The following table presents the selected consolidated statements of assets and liabilities information of the Verdelite JV as of December 31, 2025 and December 31, 2024:

	December 31, 2025	December 31, 2024
ASSETS
Investments at fair value (cost of $720,787 and $645,881, respectively)	$714,200	$650,532
Cash and cash equivalents	59,435	149,243
Interest receivable	2,852	4,502
Receivable for investments sold	2,584	936
Deferred financing costs	145	—
Total assets	$779,216	$805,213
LIABILITIES
Debt (net of unamortized debt issuance costs of $1,105 and $1,638, respectively)	$626,812	$634,716
Distribution payable	2,753	—
Payable for investments purchased and other liabilities	20,431	15,512
Total liabilities	649,996	650,228
PARTNERS’ CAPITAL
Partners’ capital	129,220	154,985
Total partners’ capital	129,220	154,985
Total liabilities and partners’ capital	$779,216	$805,213
The following table presents the selected consolidated statements of operations information of the Verdelite JV for the years ended December 31, 2025, 2024 and 2023:

	For the Year Ended December 31,
	2025	2024	2023
Investment income:
Interest income	$54,563	$61,366	$44,353
Other income	9	25	191
Total investment income	54,572	61,391	44,544
Expenses:
Interest expense	34,993	37,436	23,370
Other expenses	563	226	700
Total expenses	35,556	37,662	24,070
Net investment income before tax expense	19,016	23,729	20,474
Tax expense	—	—	—
Net investment income after tax expense	19,016	23,729	20,474
Net realized and change in unrealized gain (loss):
Net change in unrealized gain (loss) on investments	(11,239)	(4,637)	14,145
Net realized gain (loss) on investments	(2,866)	926	2,218
Total net realized and change in unrealized gain (loss)	(14,105)	(3,711)	16,363
Net increase (decrease) in partners’ capital resulting from operations	$4,911	$20,018	$36,837
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

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)
The chief operating decision maker (“CODM”) consists of the Company’s co-chief executive officers and chief financial officer. The primary performance metric provided to the CODM to assess performance and make operating decisions is Net increase (decrease) in net assets resulting from operations which is reported on the Consolidated Statements of Operations.
Performance metrics are provided to the CODM on a quarterly basis and are utilized to evaluate performance generated from segment net assets. These key metrics, in addition to other factors, are utilized by the CODM to determine allocation of profits, such as for investment or the amount of dividends to be distributed to the Company’s shareholders. As the Company operates as a single reporting segment, the segment net assets are reported on the Consolidated Statements of Assets and Liabilities as Total net assets. and the significant segment expenses are listed on the Consolidated Statements of Operations.
Note 13. Income Taxes
Taxable income differs from net increase (decrease) in net assets resulting from operations primarily due to: (1) unrealized appreciation (depreciation) on investments, as gains and losses are generally not included in taxable income until they are realized; (2) income or loss recognition on exited investments; and (3) other non-deductible expenses.
The Company makes certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which include differences in the book and tax basis of certain assets and liabilities, and non-deductible expenses, among other items. To the extent these differences are permanent, they are charged or credited to additional paid in capital, undistributed net investment income or undistributed net realized gains on investments, as appropriate. For the years ended December 31, 2025, 2024 and 2023, permanent differences were as follows:

	For the Year Ended December 31,
	2025	2024	2023
Undistributed net investment income (loss)	$(237,674)	$10,423	$19,037
Accumulated net realized gain (loss)	$220,901	$27,503	$17,695
Paid In Capital	$16,773	$(37,926)	$(36,732)
During the years ended December 31, 2025, 2024 and 2023, permanent differences were principally related to non-deductible offering costs, gains and losses related to foreign currency, and partnership investments.
The following reconciles the increase in net assets resulting from operations to taxable income for the years ended December 31, 2025, 2024 and 2023:

	For the Year Ended December 31,
	2025 (1)	2024	2023
Net increase (decrease) in net assets resulting from operations	$3,369,169	$3,484,528	$3,363,183
Net change in unrealized (appreciation) depreciation	522,906	97,287	(615,705)
Realized gains (losses) for tax not included in book income	(694,520)	(479,261)	(188,075)
Non-deductible capital gains based incentive fees	—	—	—
Other non-deductible expenses and excise taxes	22,220	37,574	35,795
Realized losses for tax not recognized	791,547	612,779	489,701
Taxable/distributable income	$4,011,322	$3,752,907	$3,084,899
(1)Tax information for the fiscal year ended December 31, 2025 is estimated and is not considered final until the Company files its tax return.

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)
The components of accumulated gains / losses as calculated on a tax basis for the years ended December 31, 2025, 2024 and 2023 were as follows:

	For the Year Ended December 31,
	2025	2024	2023
Distributable ordinary income	$470,476	$972,389	$712,713
Capital losses carried forward	(791,547)	(612,779)	(489,701)
Other temporary book/tax differences	726	799	872
Net unrealized appreciation / (depreciation) on investments, derivatives, and foreign currency	(961,671)	(478,314)	(380,039)
Total accumulated under-distributed (over-distributed) earnings	$(1,282,016)	$(117,905)	$(156,155)
Under the Regulated Investment Company Modernization Act of 2010, net capital losses recognized by the Company may get carried forward indefinitely, and retain their character as short‐term and/or long‐term losses. Any such losses will be deemed to arise on the first day of the next taxable year. Capital losses for the years ended December 31, 2025, 2024 and 2023, which will be deemed to arise on the first day of the tax years ended December 31, 2026, 2025 and 2024, respectively, were as follows:

	For the Year Ended December 31,
	2025	2024	2023
Short-term:	$63,081	$79,742	$98,417
Long-term:	$728,466	$533,037	$391,284
The cost and unrealized gain (loss) of the Company’s investments, as calculated on a tax basis, at December 31, 2025, 2024 and 2023 were as follows:

	For the Year Ended December 31,
	2025	2024	2023
Gross unrealized appreciation	$1,066,913	$737,027	$603,243
Gross unrealized depreciation	(1,798,363)	(1,356,878)	(933,876)
Net unrealized appreciation (depreciation)	$(731,450)	$(619,851)	$(330,633)

Tax cost of investments	$82,930,796	$69,039,629	$51,074,545
All of the dividends declared during the years ended December 31, 2025, 2024 and 2023 were derived from ordinary income, as determined on a tax basis.
BCRED Investments LLC (“BCRED Investments”), a wholly owned and consolidated subsidiary that was formed in 2021, is a Delaware limited liability company which has elected to be treated as a corporation for U.S. tax purposes. As such, BCRED Investments is subject to certain U.S. federal, state and local taxes. For the years ended December 31, 2025, 2024 and 2023 BCRED Investments recorded an income tax provision of $3.6 million, $8.9 million, and $0.0 million, respectively.
As of December 31, 2025 and 2024, BCRED Investments recorded a deferred tax liability of $12.5 million, and $8.9 million, respectively, which is significantly related to GAAP to tax outside basis difference in investment in certain partnership interests and included within Accrued expenses and other liabilities in the Consolidated Statements of Assets and Liabilities.
For the year ended December 31, 2025, BCRED Investments recorded a current tax expense of $7.3 million, of which $3.3 million is related to dividend income, on a GAAP basis, and is included in Excise and other tax expense in the Consolidated Statements of Operations, and $4.0 million is related to realized gains associated with the sale of an investment in a partnership interest and is included in Current tax expense on realized gains in the Consolidated Statements of Operations. For the years ended December 31, 2024 and 2023, BCRED Investments recorded no current tax expense.

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)
Note 14. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in the consolidated financial statements as of December 31, 2025, except as discussed below.
January Subscriptions and Distribution Declaration
The Company received approximately $825.7 million of net proceeds, inclusive of distributions reinvested through the Company's distribution reinvestment plan, relating to the issuance of Class I shares, Class S shares, and Class D shares for subscriptions effective January 1, 2026.
On January 22, 2026, the Company’s Board declared net distributions of $0.2000 per Class I share, $0.1824 per Class S share, and $0.1948 per Class D share, which is payable on or about February 26, 2026 to shareholders of record as of January 31, 2026.
February Subscriptions and Distribution Declaration
The Company received approximately $616.6 million of net proceeds, inclusive of distributions reinvested through the Company's distribution reinvestment plan, relating to the issuance of Class I, Class D and Class S shares for subscriptions effective February 1, 2026.
On February 19, 2026, the Company’s Board declared net distributions of $0.2000 per Class I share, $0.1825 per Class S share, and $0.1949 per Class D share, which is payable on or about March 26, 2026 to shareholders of record as of February 28, 2026.
March Subscriptions
Through the date of issuance of the consolidated financial statements, the Company received approximately $421.6 million of subscriptions, inclusive of distributions reinvested through the Company's distribution reinvestment plan, relating to the issuance of Class I, Class D and Class S shares effective March 1, 2026.
January 2032 Series 2026A Notes
On January 8, 2026, the Company entered into a First Supplement (the “First Supplement”) to the Master Note Purchase Agreement, dated as of March 25, 2025 (as supplemented by the First Supplement, the “January 2032 Series 2026A Purchase Agreement”) governing the issuance of $210.0 million in aggregate principal amount of its 5.94% Series 2026A Senior Notes (the “January 2032 Series 2026A Notes”) to qualified institutional investors in a private placement. The January 2032 Series 2026A Notes were issued on January 8, 2026, and will mature on January 8, 2032, unless redeemed, purchased or prepaid prior to such date by the Company or its affiliates in accordance with their terms. Interest on the January 2032 Series 2026A Notes will be due semiannually. In addition, the Company is obligated to offer to repay the January 2032 Series 2026A Notes at par if certain change in control events occur. The January 2032 Series 2026A Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured, unsubordinated indebtedness issued by the Company. In addition, if a Below Investment Grade Event (as defined in the January 2032 Series 2026A Note Purchase Agreement) occurs, the January 2032 Series 2026A Notes will bear interest at a fixed rate of 6.94% per year from the date of the occurrence of the Below Investment Grade Event to and until the date on which the Below Investment Grade Event is no longer continuing.
In connection with the January 2032 Series 2026A Notes, the Company entered into an interest rate swap to more closely align the interest rates of the Company’s liabilities with the investment portfolio, which consists of predominately floating rate loans. The Company designated this interest rate swap and the January 2032 Series 2026A Notes in a qualifying hedge accounting relationship.

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)
March 2031 5.350% Notes Issuance
On January 12, 2026, the Company issued $700.0 million aggregate principal amount of 5.350% notes due 2031 (the “March 2031 5.350% Notes”) pursuant to a supplemental indenture, dated as of January 12, 2026 (and together with the Base Indenture, the “March 2031 Notes Indenture”), to the Base Indenture between the Company and the Trustee.
The March 2031 5.350% Notes will mature on March 12, 2031 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the March 2031 5.350% Notes Indenture. The March 2031 5.350% Notes bear interest at a rate of 5.350% per year payable semi-annually on March 12 and September 12 of each year, commencing on September 12, 2026. The March 2031 5.350% Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the March 2031 Notes, rank pari passu with all existing and future unsecured indebtedness issued by the Company that are not so subordinated, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.
In connection with the March 2031 5.350% Notes, the Company entered into an interest rate swap to more closely align the interest rates of the Company’s liabilities with the investment portfolio, which consists of predominately floating rate loans. The Company designated this interest rate swap and the March 2031 5.350% Notes in a qualifying hedge accounting relationship.
2025-2 Lender Finance Facility
On January 15, 2026, the 2025-2 Lender Finance Facility was terminated.
2025-2 Lender Finance

On January 15, 2026, the Company funded a $1,020.0 million secured term loan credit facility (the “2025-2 Lender Finance Facility”). BCRED Lender Finance 2025-2 LLC (the “2025-2 Lender Finance”) an indirectly wholly-owned subsidiary of the Company, is the borrower under the 2025-2 Lender Finance Facility and is consolidated by the Company for financial reporting purposes and subject to its overall asset coverage requirement. The loans incurred under the 2025-2 Lender Finance Facility (collectively, the “2025-2 Loans”) are primarily secured by a diversified portfolio of private credit loans and participation interests therein.
The following table presents information on the loans incurred in the 2025-2 Lender Finance Facility:

		January 15, 2026
Description	Type	Principal Outstanding	Interest Rate	Credit Rating
Class A Term Loans	Senior Secured Floating Rate	$802,500	SOFR + 1.50%	Aaa
Class B Term Loans	Senior Secured Floating Rate	80,000	SOFR + 1.80%	Aa2
Class C Term Loans (1)	Senior Deferrable Floating Rate	137,500	SOFR + 2.10%	A2
Total Term Loans		$1,020,000
(1)The Company (through its wholly-owned and consolidated subsidiary, 2025-2 Lender Finance Depositor) retained all of the Class C Terms Loans incurred in the 2025-2 Lender Finance Facility which are eliminated in consolidation.
The Company (through its wholly-owned and consolidated subsidiary, 2025-2 Lender Finance Depositor) retained all of the Class C Term Loans incurred in the 2025-2 Lender Finance Facility in part in exchange for the Company’s sale and contribution to 2025-2 Lender Finance of the initial closing date portfolio. The 2025-2 Loans are scheduled to mature on January 20, 2038; however, the 2025-2 Loans may be prepaid by 2025-2 Lender Finance, at the direction of the Company, on any business day after January 15, 2028. In connection with the sale and contribution, the Company has made customary representations, warranties and covenants to 2025-2 Lender Finance. The Class A Term Loans, Class B Term Loans and Class C Term Loans are secured obligations of 2025-2 Lender Finance, and the loan and security governing the 2025-2 Loans includes customary covenants and events of default.

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)

The Company serves as collateral manager to 2025-2 Lender Finance under a collateral management agreement and has agreed to irrevocably waive all collateral management fees payable pursuant to the collateral management agreement.
Haydon Peak Funding Facility
On January 30, 2026, the Haydon Peak Funding Facility was amended pursuant to the Third Amendment to Loan and Servicing Agreement (the “Haydon Peak Third Amendment”). The Haydon Peak Third Amendment provides for, among other things, (i) a commitment increase to $500.0 million, (ii) an extension of the availability period for borrowings under the Haydon Peak Funding Facility to January 30, 2029, (iii) an extension of the stated maturity of the Haydon Peak Funding Facility to January 30, 2031, (iv) a reduction to the applicable margin for advances to 1.75% per annum, (v) a reduction of the unused commitment fee ranging from 0.20% per annum to 1.25% per annum based on the average daily unused amount of the financing commitments and (vi) the payment of certain fees as agreed between BCRED Haydon Peak Funding, HSBC and the lenders party thereto.
Bison Peak Funding Facility
On February 19, 2026, the Bison Peak Funding Facility was amended pursuant to the Fourth Amendment to Third Amended and Restated Credit Agreement (the “Bison Peak Fourth Amendment”). The Bison Peak Fourth Amendment provides for, among other things, (i) a commitment increase to $2,000.0 million, (ii) an extension of the availability period for borrowings under the Bison Peak Funding Facility to February 19, 2029, (iii) an extension of the stated maturity of the Bison Peak Funding Facility to February 19, 2031, (iv) a reduction to the applicable margin for advances to 1.70% per annum, subject to a step-up of 0.10% per annum after the reinvestment period, (v) a reduction of the unused commitment fee ranging from 0.20% per annum to 1.40% per annum based on the average daily unused amount of the financing commitments and (vi) the payment of certain fees as agreed between BCRED Bison Peak Funding, Bank of America and the lenders party thereto.
On March 9, 2026, the Bison Peak Funding Facility was further amended pursuant to the Fifth Amendment to Third Amended and Restated Credit Agreement (the “Bison Peak Fifth Amendment”). The Bison Peak Fifth Amendment provides for, among other things, (i) a commitment increase to $2,100.0 million and (ii) the payment of certain fees as agreed between BCRED Bison Peak Funding, Bank of America and the lenders party thereto.
Denali Peak Funding Facility
On March 6, 2026, the Denali Peak Funding Facility was amended pursuant to the Eighth Amendment to Loan Financing and Servicing Agreement (the “Denali Peak Eighth Amendment”). The Denali Peak Eighth Amendment provides for, among other things, (i) a commitment increase to $1,125.0 million; (ii) an extension of the availability period for borrowings under the Denali Peak Funding Facility to March 6, 2029, (iii) an extension of the stated maturity of the Denali Peak Funding Facility to March 6, 2031, (iv) a reduction to the applicable margin for advances to 1.70% per annum, subject to a step-up of 0.10% per annum after the reinvestment period, and (v) the payment of certain fees as agreed between BCRED Denali Peak Funding, DB and the lenders party thereto.
Middle Peak Funding Facility
On March 6, 2026, the Middle Peak Funding Facility was amended pursuant to Amendment No. 5 to Credit and Security Agreement (the “Middle Peak Fifth Amendment”). The Middle Peak Fifth Amendment provides for, among other things, (i) an extension of the availability period for borrowings under the Middle Peak Funding Facility to March 6, 2029, (ii) an extension of the stated maturity of the Middle Peak Funding Facility to September 8, 2031, (iii) a reduction to the applicable margin for advances to 1.70% per annum, subject to a step-up of 0.10% per annum after the reinvestment period, (iv) a modification of the unused commitment fee ranging from 0.25% per annum to 1.40% per annum based on the average daily unused amount of the financing commitments and (v) the payment of certain fees as agreed between BCRED Middle Peak Funding, MS and the lenders party thereto.

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)
Bard Peak Funding Facility
On March 12, 2026, the Bard Peak Funding Facility was amended pursuant to the Eighth Amendment to the Revolving Credit and Security Agreement and Omnibus Amendment to Facility Documents (the “Bard Peak Eighth Amendment”). The Bard Peak Eighth Amendment provides for, among other things, (i) a commitment increase to $2,250.0 million; (ii) an extension of the availability period for borrowings under the Bard Peak Funding Facility to March 12, 2029, (iii) an extension of the stated maturity of the Bard Peak Funding Facility to March 12, 2031, (iv) a reduction to the applicable margin for advances to 1.80% per annum, subject to a step-up of 0.50% per annum after the reinvestment period, (v) a modification of the commitment fee ranging from 0.70% to 2.05% per annum based on the daily unused amount of the financing commitments to the extent in excess of 25%, and (vi) the payment of certain fees as agreed between BCRED Bard Peak Funding, BNP and the lenders party thereto.
Castle Peak Funding Facility
On March 12, 2026, the Castle Peak Funding Facility was amended pursuant to Amendment No. 9 to Credit and Security Agreement (the “Castle Peak Ninth Amendment”). The Castle Peak Ninth Amendment provides for, among other things, (i) a commitment increase to $2,600.0 million and (ii) the payment of certain fees as agreed between BCRED Castle Peak Funding, Citi and the lenders party thereto.
BCRED CLO 2026-1
On March 9, 2026, the Company completed a $994.3 million term debt securitization (the “2026-1 Debt Securitization”). Term debt securitizations are also known as collateralized loan obligations and are a form of secured financing incurred by the Company, which is consolidated by the Company for financial reporting purposes and subject to its overall asset coverage requirement. The notes offered in the 2026-1 Debt Securitization (collectively, the “2026-1 Notes”) were issued by BCRED CLO 2026-1 LLC (the “2026-1 Issuer”), an indirectly wholly-owned and consolidated (for tax and accounting purposes) subsidiary of the Company, and are primarily secured by a diversified portfolio of private credit loans and participation interests therein.
The following table presents information on the secured and unsecured notes issued in the 2026-1 Debt Securitization:

		March 9, 2026
Description	Type	Principal Outstanding	Interest Rate	Credit Rating
Class A Notes	Senior Secured Floating Rate	$540,000	SOFR + 1.37%	AAA
Class B Notes	Senior Secured Floating Rate	140,000	SOFR + 1.70%	AA
Class C Notes	Mezzanine Secured Deferrable Floating Rate	55,000	SOFR + 1.95%	A
Total Secured Notes		735,000
Subordinated Notes (1)	Subordinated	259,340	None	Not Rated
Total 2026-1 Notes		$994,340
(1)The Company (through its wholly-owned and consolidated subsidiary, 2026-1 Depositor) retained all of the Subordinated Notes issued in the 2026-1 Debt Securitization which are eliminated in consolidation.
The Company (through its wholly-owned and consolidated subsidiary, 2026-1 Depositor) retained all of the Subordinated Notes issued in the 2026-1 Debt Securitization in part in exchange for the Company’s sale and contribution to the 2026-1 Issuer of the initial closing date portfolio. The 2026-1 Notes are scheduled to mature on April 24, 2039; however, the 2026-1 Notes may be redeemed by the 2026-1 Issuer, at the direction of the Company through its holder of the Subordinated Notes (through 2026-1 Depositor), on any business day after March 9, 2028. In connection with the sale and contribution, the Company has made customary representations, warranties and covenants to the 2026-1 Issuer. The Class A Notes, Class B Notes and Class C Notes are secured obligations of the 2026-1 Issuer, the Subordinated Notes are the unsecured obligations of the 2026-1 Issuer, and the indenture governing the 2026-1 Notes includes customary covenants and events of default.

Blackstone Private Credit Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)
The 2026-1 Notes have not been, and will not be, registered under the Securities Act, or any state securities or “blue sky” laws and may not be offered or sold in the United States absent registration with the SEC or an applicable exemption from registration.
The Company serves as collateral manager to the 2026-1 Issuer under a collateral management agreement and has agreed to irrevocably waive all collateral management fees payable pursuant to the collateral management agreement.

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
Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2025 was effective.
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
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Management
Our business and affairs are managed under the direction of the Board. Our Board elects the Company’s executive officers, who serve at the discretion of the Board. The responsibilities of the Board include, among other things, the oversight of our investment activities, the quarterly and non-quarterly valuation of our assets, oversight of our financing arrangements and corporate governance activities. Our Board consists of seven members, five of whom are not “interested persons” of the Company or of the Adviser as defined in Section 2(a)(19) of the 1940 Act and are “independent,” as defined in the NYSE Listing Standards and as determined by the Board. These individuals are referred to as Independent Trustees. In addition to the information provided below, each trustee possesses the following attributes, which the Board believes has prepared them to be effective trustees: Mr. Bass, experience as an executive and service as a board member; Ms. Collins, experience as an executive and service as a board member of another registered management investment company; Ms. Fuller, experience as an executive and service as a board member of other registered management investment companies; Mr. Clark, experience as an investment professional; Ms. Greene, experience as an executive and service as a board member of a national market system exchange; Mr. Marshall, experience as an executive and investment professional and leadership roles with Blackstone Credit & Insurance and Blackstone; and Mr. Sawhney, experience as an executive and leadership roles with Blackstone.
Effective May 1, 2024, the Board was divided into three classes, with the members of each class serving staggered, three-year terms. The terms of our Class I trustees will expire at the 2028 annual meeting of shareholders; the terms of our Class II trustees will expire at the 2026 annual meeting of shareholders; and the terms of our Class III trustees will expire at the 2027 annual meeting of shareholders.
Trustees
Information regarding the Board is as follows:

Name	Year of Birth	Position	Trustee Class	Trustee Since
Interested Trustees:
Brad Marshall	1972	Trustee, Chairperson, and Co-Chief Executive Officer	Class III	2020
Vikrant Sawhney	1970	Trustee	Class I	2021
Independent Trustees:
Robert Bass	1949	Trustee	Class II	2020
Tracy Collins	1963	Trustee	Class III	2020
Vicki Fuller	1957	Trustee	Class I	2020
James F. Clark	1961	Trustee	Class I	2020
Michelle Greene	1969	Trustee	Class II	2022

Executive Officers Who are Not Trustees
Information regarding our executive officers who are not Trustees is as follows:

Name	Year of Birth	Position	Officer Since
Jonathan Bock	1982	Co-Chief Executive Officer	2023
Carlos Whitaker	1976	President	2021
Teddy Desloge	1988	Chief Financial Officer	2023
Katherine Rubenstein	1978	Chief Operating Officer	2021
Matthew Alcide	1987	Chief Accounting Officer and Treasurer	2023
William Renahan	1969	Chief Compliance Officer	2022
Stacy Wang	1989	Head of Stakeholder Relations	2023
Lucie Enns	1990	Chief Legal Officer and Secretary	2024*
*Ms. Enns was appointed as the Company’s Chief Securities Counsel in 2024. Effective as of the close of business on August 4, 2025, Ms. Enns was appointed as Chief Legal Counsel and Secretary of the Company and resigned from her position as Chief Securities Counsel of the Company.
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
Vikrant Sawhney, Trustee, Senior Managing Director, Chief Administrative Officer of Blackstone, Global Head of Institutional Client Solutions. Mr. Sawhney is Blackstone’s Chief Administrative Officer, Global Head of Institutional Client Solutions, and a member of the Firm’s Management Committee. Since joining Blackstone in 2007, Mr. Sawhney started Blackstone Capital Markets and also served as the Chief Operating Officer of the Private Equity group. Before joining Blackstone, Mr. Sawhney worked as a Managing Director at Deutsche Bank, and prior to that at the law firm of Simpson Thacher & Bartlett LLP. Mr. Sawhney currently sits on the Board of the Blackstone Charitable Foundation. He is also the Board Chair of Dream, an east Harlem-based educational and social services organization, and a trustee of Quinnipiac University. He graduated magna cum laude from Dartmouth College, where he was elected to Phi Beta Kappa. He received a J.D., cum laude, from Harvard Law School. Mr. Sawhney is also a trustee of BXSL.
Independent Trustees
Robert Bass. Mr. Bass served as a Vice Chairman of Deloitte & Touche LLP (“Deloitte”) from 2006 through June 2012, and was a Partner in Deloitte from 1982 through June 2012, where he specialized in e-commerce, mergers and acquisitions, SEC filings and related issues. At Deloitte, Mr. Bass was responsible for all services provided to Forstmann Little and its portfolio companies and was the advisory partner for Blackstone, DIRECTV, 24 Hour Fitness, McKesson, IMG and CSC. In addition, he has been an advisory partner for RR Donnelley, Automatic Data Processing, Community Health Systems,

and Avis Budget. Mr. Bass has served on the board of directors of Sims Metal Management (ASX: SGM.AX) and as a member of the risk and audit committee from September 2013 to December 31, 2018, including as Chairman of the risk and audit committee from November 2014, the board of directors and as a member of the audit committee of Groupon, Inc. (NASDAQ: GRPN) since 2012, including as Chairman of the audit committee since 2013, the board of directors and as a member of the audit committee of Apex Tool Group, LLC from December 2014 to October 2016 (change in control), including as Chairman of the audit committee since April 2015, the board of directors and as Chairman of the audit committee of New Page Corporation from January 2013 (emergence from chapter XI) to January 2015 (sale of the company), the board of directors and as Chairman of the audit committee of Redfin Corporation (NASDAQ: RDFN) from October 2016 to July 2025 (sale of company), and the board of directors and as Chairman of the audit committee of Lucky Strike Entertainment Corp (NYSE: LUCK) (formerly, Bowlero Corporation) since December 2021. Mr. Bass is a certified public accountant licensed in New York and Connecticut. He is a member of the American Institute of Certified Public Accountants and the Connecticut State Society of Certified Public Accountants. Mr. Bass is also a trustee of BXSL.
Tracy Collins. Ms. Collins is an independent finance professional and from 2013 to 2017, served as CEO to SmartFinance LLC, a Fintech startup purchased by MidFirst Bank in December of 2017. During her career in financial services, Ms. Collins worked as a Senior Managing Director (Partner) and Head of Asset-Backed Securities Research at Bear Stearns & Co., Inc. for six years and prior to that, as a Managing Director (Partner) and Head of Asset-Backed Securities and Structured Products at Credit Suisse (formerly known as Credit Suisse First Boston) for nine years. During her tenure as a structured product specialist, Ms. Collins was consistently recognized as a “First Team All American Research Analyst.” Ms. Collins served as an independent director for KKR Financial from August 2006 to May 2014. She graduated from the University of Texas at Austin in the Plan II Honors Program. Ms. Collins is also a trustee of BXSL, Blackstone Private Multi-Asset Credit and Income Fund (“BMACX”) and Blackstone Private Real Estate Credit and Income Fund (“BREC”).
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
James F. Clark. Mr. Clark serves as a Partner and generalist on the investment team of Sound Shore Management, Inc. (“Sound Shore”), which he joined in 2004. Mr. Clark is responsible for the firm’s investments in energy, industrials, materials, and utilities. His tenure also includes heading Sound Shore’s Governance Committee and having served on its Investment and Operating Committees. Previously, Mr. Clark worked at Credit Suisse First Boston (“CSFB”) from 1984 to 2004, most recently as a Managing Director from 1996 to 2004. At CSFB, Mr. Clark served as Head of US Equity Research, from 2000 to 2004, and as the firm’s International and Domestic Oil Analyst, from 1989 to 2000. Mr. Clark also served as a winter adjunct faculty member at Williams College, from 2020 to 2024. Mr. Clark has an M.B.A. from Harvard University and a B.A. from Williams College, cum laude and with highest honors. Mr. Clark is also a trustee of BXSL and BMACX.

Michelle Greene. Ms. Greene is a board member, President Emeritus and Advisor of the Long-Term Stock Exchange (“LTSE”), a venture-backed, SEC-approved National Market System exchange with listing standards designed to support long-term focused visionary companies. She also is a board member of the Exchange’s parent company, LTSE Group. Ms. Greene is an adjunct professor at Columbia University’s School of International and Public Affairs, where she has taught for over a decade. She serves on Advisory Boards for the Aspen Institute Business & Society Program, and the Berkeley Center for Law and Business at UC-Berkeley School of Law. Ms. Greene is an honorary board member at Halcyon, a non-profit incubator of impact-driven businesses. Previously, she worked on financial markets and financial institutions policy, as well as financial crisis response, at the U.S. Department of the Treasury, where she served under two administrations. Ms. Greene also was Senior Vice President and Head of Global Corporate Responsibility at the New York Stock Exchange (“NYSE”), where she launched and led its global corporate responsibility team, advised Fortune 500 companies on their sustainability programs and served as Executive Director of the NYSE Foundation. Ms. Greene was a consultant at McKinsey & Company, led the Carr Center for Human Rights Policy at Harvard University, and begun her career as a corporate securities lawyer. Ms. Greene has served on World Economic Forum advisory boards on financial inclusion and gender parity as Executive Director of the President’s Advisory Council on Financial Literacy and Financial Inclusion, and as a member of the White House Council on Women and Girls. as well as on a number of non-profit boards. Ms. Greene graduated from Dartmouth College and received a J.D. from Harvard Law School. Ms. Greene is also a trustee of BXSL and BREC.
Executive Officers Who Are Not Trustees
Jonathan Bock, Senior Managing Director, Co-CEO of the Company and BXSL, Co-President of BMACX, Global Head of Market Research for BXCI. Mr. Bock is a Senior Managing Director and the Co-CEO of the Company and BXSL, Co-President of BMACX and Global Head of Market Research for BXCI based in New York. Prior to joining Blackstone in 2023, Mr. Bock was the Chief Executive Officer of Barings Business Development Companies. In addition to this role, he served as the Co-Chief Executive Officer and President of Barings Private Credit Corporation, and Chief Financial Officer of Barings Capital Investment Corporation, Barings Corporate Investors, and Barings Participation Investors. Prior to joining Barings in July 2018, Mr. Bock was a Managing Director and Senior Equity Analyst at Wells Fargo Securities specializing in BDCs. He was the chief author of a leading BDC quarterly research publication: the BDC Scorecard. He is also published in the Journal of Alternative Investments. Prior to Wells Fargo, Mr. Bock followed the BDC industry at Stifel Nicolaus & Company and A.G. Edwards Inc. Prior to entering sell-side research in 2006, Mr. Bock was an equity portfolio manager/analyst at Busey Wealth Management in Champaign, Illinois. Mr. Bock holds a B.S. in Finance from the University of Illinois College of Business and is a member of the CFA Institute.
Carlos Whitaker, Senior Managing Director, President of the Company and BXSL, Co-President of BMACX. Mr. Whitaker is a Senior Managing Director in BXCI based in New York and serves as the President of the Company and BXSL and Co-President of BMACX, where he oversees management, business development and performance of these investment vehicles. Before joining Blackstone in 2021, Mr. Whitaker was at Credit Suisse, where he was a Managing Director and held senior executive roles in the Global Markets division, including Head of New York Advisory Sales and Co-Head of Europe, Middle East & Africa Advisory Sales. Mr. Whitaker received a Bachelor of Arts from the Plan II Honors Program, a Bachelor of Business Administration in Accounting, and a Master of Professional Accounting from the University of Texas at Austin, where he graduated with honors as a Sommerfeld Scholar. He is a member of the McCombs School of Business Advisory Council at the University of Texas at Austin. He also sits on the boards of New York for McCombs and Apollo Theater in Harlem.
Teddy Desloge (Portfolio Manager), Senior Managing Director, Chief Financial Officer of the Company and BXSL. Mr. Desloge is a Senior Managing Director in BXCI based in Miami and serves as the Chief Financial Officer and Portfolio Manager of the Company and BXSL. Since joining Blackstone in 2015, Mr. Desloge has been involved with investment management of various direct lending funds and has focused on origination, research, and execution of private and opportunistic credit investments across industries, supporting private credit strategies. Prior to joining Blackstone in 2015, Mr. Desloge focused on origination, research and execution of private credit investments at Gefinor Capital. He started his career in the Leveraged Finance group at Jefferies. Mr. Desloge graduated from Hobart & William Smith Colleges with a B.A. in Economics.

Katherine Rubenstein, Managing Director, Chief Operating Officer of North America Private Credit, Chief Operating Officer of the Company, BXSL and BMACX. Ms. Rubenstein is a Managing Director and the Chief Operating Officer of North America Private Credit for BXCI based in New York. Ms. Rubenstein serves as Chief Operating Officer of the Company and BXSL. Since joining Blackstone in 2015, Ms. Rubenstein created and led the GSO Advantage platform (now Blackstone Credit & Insurance Value Creation Program), which brings Blackstone’s broad set of capabilities to drive operational efficiencies and growth for BXCI’s portfolio companies. She subsequently created and led the Blackstone Advantage program, focusing on building networks and expanding access to resources for portfolio companies across Blackstone business units. Before joining Blackstone, Ms. Rubenstein originated senior secured loans and equipment finance opportunities in the industrial, consumer, and retail sectors for GE Capital and prior to that worked in brand management at World Kitchen. Ms. Rubenstein received an M.B.A. from The Johnson Graduate School of Management at Cornell University, where she was a Roy H. Park Leadership Fellow, and an AB from Dartmouth College. Ms. Rubenstein is on the Blackstone Charitable Foundation Leadership Council and on the Board of Let’s Get Ready, a non-profit organization that provides low-income and first generation to college students support to gain admission to and graduate from college.
Matthew Alcide, Managing Director, Chief Accounting Officer and Treasurer of the Company and BXSL. Mr. Alcide is a Managing Director and the Chief Accounting Officer and Treasurer of the Company and BXSL for BXCI based in New York. Mr. Alcide leads the BXCI BDC Finance Group where he oversees the accounting and financial reporting for the Company and BXSL. Prior to joining Blackstone, Mr. Alcide was a Director in the New York and London offices of PricewaterhouseCoopers where he provided assurance and accounting services to companies and investment funds across the asset management, investment banking and broker-dealer industries with a focus on SEC registrants and other publicly traded entities. Mr. Alcide graduated magna cum laude from Providence College with a B.S. in Accounting. Mr. Alcide is a Certified Public Accountant licensed in the State of New York.
William Renahan, Managing Director, Chief Compliance Officer of the Company, BXSL and BMACX and Chief Compliance Officer and Secretary of BREC. Mr. Renahan is a Managing Director in the Legal & Compliance Group and serves as the Chief Compliance Officer of Blackstone’s Registered Funds. Prior to joining Blackstone, Mr. Renahan was a Senior Managing Director at Duff & Phelps Investment Management and served as Chief Compliance Officer of its investment adviser and affiliated registered investment companies. He graduated with a B.A. from Hobart College, a J.D. with honors from Albany Law School, and a Master of Laws in Taxation from New York University School of Law. He is admitted to practice law in New York State and holds Series 7 and 24 FINRA licenses.
Stacy Wang, Managing Director and Head of Stakeholder Relations of the Company, BXSL and BMACX. Ms. Wang is a Managing Director and the Head of Stakeholder Relations for the Company, BXSL and BMACX for BXCI based in New York. Prior to Ms. Wang’s current role, Ms. Wang focused on fundraising, product strategy, and client relationships across private and opportunistic credit products for institutional and retail investors. Prior to joining Blackstone in 2015, Ms. Wang worked as an Investment Banking Associate at Natixis, where she focused on leveraged finance and M&A transactions. Ms. Wang graduated from the Stern School of Business at New York University with a B.S. in Finance and Journalism.
Lucie Enns, Managing Director, Chief Legal Officer and Secretary of the Company and BXSL and Chief Securities Counsel of BMACX. Ms. Enns is a Managing Director and the Chief Legal Officer and Secretary of the Company and BXSL and Chief Securities Counsel of BMACX. Ms. Enns oversees legal matters relating to the business development companies within Blackstone’s Credit & Insurance and Private Wealth businesses and plays a key role in the structuring, launch and operations of a number of other registered funds at the firm. Prior to joining Blackstone in 2021, Ms. Enns was an associate in the Registered Funds Group of Simpson Thacher & Bartlett LLP in Washington, D.C. Ms. Enns received a B.S., cum laude, from the University of Alabama, and a J.D., summa cum laude, from American University Washington College of Law.

Board Leadership Structure
The Board is currently composed of seven Trustees, five Independent Trustees and two trustees who are not Independent Trustees (the “Interested Trustees”). Brad Marshall serves as Chairperson of the Board. Mr. Marshall is an “interested person” of the Company. The appointment of Mr. Marshall as Chairperson reflects the Board’s belief that his experience, familiarity with the Company’s day-to-day operations and access to individuals with responsibility for the Company’s management and operations provides the Board with insight into the Company’s business and activities and, with his access to appropriate administrative support, facilitates the efficient development of meeting agendas that address the Company’s business, legal and other needs and the orderly conduct of board meetings. All committees are chaired by Independent Trustees. Executive sessions, which are meetings of the Independent Trustees without the presence of Interested Trustees and management, are regularly held throughout the year. At each of these executive sessions, the Independent Trustees determine which member will preside. The Board has determined that its leadership structure is appropriate in light of the Company’s circumstances and provides for the informed and independent exercise of its responsibilities.
Board’s Role in Risk Oversight
Our Board performs its risk oversight function primarily through (i) its standing committees, which report to the entire Board and are composed solely of Independent Trustees, and (ii) active monitoring of our Chief Compliance Officer and our compliance policies and procedures. Oversight of other risks is delegated to the committees.
Oversight of our investment activities extends to oversight of the risk management processes employed by the Advisers as part of their day-to-day management of our investment activities. The Board anticipates reviewing risk management processes at both regular and special meetings of the Board of Trustees throughout the year, consulting with appropriate representatives of the Advisers as necessary and periodically requesting the production of risk management reports or presentations. In addition to such periodic reports, the Board, or a committee thereof, may receive updates from management as to the Company’s and the Advisers’ cybersecurity risks and Blackstone cybersecurity program developments. The goal of the Board’s risk oversight function is to ensure that the risks associated with our investment activities are accurately identified, thoroughly investigated and responsibly addressed. Investors should note, however, that the Board’s oversight function cannot eliminate all risks or ensure that particular events do not adversely affect the value of investments.
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
Corporate Governance
Committees
The Board has an audit committee (the “Audit Committee”) and a nominating and governance committee (the “Nominating and Governance Committee”). We do not have a compensation committee because our executive officers do not receive any direct compensation from us.

Audit Committee
The Audit Committee is responsible for (a) assisting the Board’s oversight of the integrity of the Company’s financial statements, the independent registered public accounting firm’s qualifications and independence, the Company’s compliance with legal and regulatory requirements and the performance of the Company’s independent registered public accounting firm; (b) preparing an Audit Committee report, if required by the SEC, which will be included in our annual proxy statement; (c) overseeing the scope of the annual audit of the Company’s financial statements, the quality and objectivity of the Company’s financial statements, accounting and financial reporting policies and internal controls; (d) determining the selection, appointment, retention and termination of the Company’s independent registered public accounting firm, as well as approving the compensation thereof; (e) pre-approving all audit and non-audit services provided to us and certain other persons by such independent registered public accounting firm; and (f) acting as a liaison between the Company’s independent registered public accounting firm and the Board. The members of the Audit Committee are Robert Bass, Tracy Collins, Vicki Fuller, James F. Clark, and Michelle Greene all of whom have been determined not to be “interested persons” of the Company under the 1940 Act and who are “independent” as defined in the NYSE Listing Standards and the Audit Committee charter. Robert Bass serves as the Chairperson of the Audit Committee. Our Board of Trustees has determined that Robert Bass qualifies as an “audit committee financial expert” as defined in Item 407 of Regulation S-K under the Exchange Act.
The Audit Committee charter is available on the Company’s website, www.bcred.com under “Leadership & Governance” under “Why Invest in BCRED.”
The Board has determined that the service of Mr. Bass on the audit committees of more than three public companies does not impair his ability to effectively serve on the Audit Committee, given Mr. Bass’s extensive experience as an audit professional, his proficiency in accounting, and his knowledge of the Company.
Nominating and Governance Committee
The Nominating and Governance Committee is responsible for selecting and nominating the Independent Trustees for election as Trustees. The members of the Nominating and Governance Committee are Robert Bass, Tracy Collins, Vicki Fuller, James F. Clark, and Michelle Greene, all of whom have been determined not to be “interested persons” of the Company under the 1940 Act and who are “independent” as defined in the NYSE Listing Standards and the Nominating and Governance Committee charter. Ms. Collins serves as Chairperson of the Nominating and Governance Committee.
When vacancies or newly created trusteeships occur, the Nominating and Governance Committee will consider trustee candidates recommended by a variety of sources to nominate for election by the Company’s shareholders. While the Nominating and Governance Committee is solely responsible for the selection and nomination of the Independent Trustees, the Nominating and Governance Committee may accept nominees recommended by a shareholder as it deems appropriate. Shareholders who wish to recommend a nominee may do so by submitting their recommendation with biographical information and a statement as to the qualifications of the proposed nominee to the Secretary of the Company at 345 Park Avenue, New York, New York 10154. Our bylaws provide that a shareholder who wishes to nominate a person for election as a Trustee at a meeting of shareholders (otherwise than through consideration by the Nominating and Governance Committee) must deliver written notice to our Corporate Secretary. This notice must contain, as to each nominee, all of the information relating to such person as would be required to be disclosed in a proxy statement meeting the requirements of Regulation 14A under the Exchange Act, and certain other information set forth in the bylaws. In order to be eligible to be a nominee for election as a Trustee by a shareholder, such potential nominee must deliver to our Corporate Secretary a written questionnaire providing the requested information about the background and qualifications of such person and a written representation and agreement that such person is not and will not become a party to any voting agreements, any agreement or understanding with any person with respect to any compensation or indemnification in connection with service on the Board, and would be in compliance with all of our publicly disclosed corporate governance, conflict of interest, confidentiality and share ownership and trading policies and guidelines.

In considering trustee candidates, the Nominating and Governance Committee will take into consideration whether or not the person is willing and able to commit the time necessary for the performance of the duties of a trustee, whether the person is otherwise qualified under applicable laws and regulations to serve as a trustee, the contribution which the person may be expected to make to the Board and the Company, with consideration being given to the person’s business and professional experience, board experience, education and such other factors as the Nominating and Governance Committee, in its sole judgment, may consider relevant and the character and integrity of the person. In evaluating Independent Trustee candidates, the Nominating and Governance Committee also considers, among other factors that it may deem relevant, whether or not the person is an “interested person” as defined in the 1940 Act, whether or not the person has any relationships that might impair his or her independence, such as any business, financial or family relationship with Company management, the Advisers, or any other principal Company service providers or their affiliates and whether or not the person serves on the boards of, or is otherwise affiliated with, competing financial service organizations or their related mutual fund complexes.
The Nominating and Governance Committee charter is available on the Company’s website, www.bcred.com under the “Why Invest in BCRED” tab by selecting “Leadership & Governance.”
Communications to the Board of Trustees
Shareholders and other interested parties may contact any member (or all members) of the Board by mail. To communicate with the Board, any individual trustees or any group or committee of trustees, correspondence should be addressed to the Board or any such individual trustees or group or committee of trustees by either name or title. All such correspondence should be sent c/o Blackstone Private Credit Fund, 345 Park Avenue, New York, NY 10154, Attention: Chief Compliance Officer. All shareholder or interested party communications received by appropriate Company personnel will be forwarded promptly to the Board, the relevant Board committee or the specified individual Trustees, as applicable, except that Company personnel may, in good faith, determine that a shareholder or interested party communication should not be forwarded if it does not reasonably relate to the Company or its operations, management, activities, policies, service providers, Board, officers, shareholders or other matters relating to an investment in the Company or is purely ministerial in nature.
Code of Business Conduct and Ethics
The Company has adopted a code of business conduct and ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions (to the extent applicable, unless otherwise indicated in the code of business conduct and ethics). The code of business conduct and ethics is designed to comply with SEC regulations. Our code of business conduct and ethics is available on our website, www.bcred.com, under the “Why Invest in BCRED” tab by selecting “Leadership & Governance.”
The Independent Trustees have authority to grant any waiver of the code of business conduct and ethics. We intend to disclose any modification to or waiver of the code of business conduct and ethics on our website, as required by law or stock exchange regulations.
Our code of business conduct and ethics operates in conjunction with, and in addition to, the policies of the Advisers and those of the Company. We and the Advisers have codes of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Investment Advisers Act. You may obtain copies of the codes of ethics, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov.
Insider Trading Policies and Procedures
Our code of ethics pursuant to Rule 17j-1 under the 1940 Act establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code (officers, trustees, and employees of the Company and the Advisers) are permitted to invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. Covered persons, other than Independent Trustees, are prohibited from using shorting, options or hedging or derivatives on our securities. Additionally, all purchases and sales of the Company’s securities by trustees, officers and employees of the Company and its affiliates must receive pre-clearance from the Company’s Chief Compliance Officer. The securities trading policy is contained within our code of ethics pursuant to Rule 17j-1 under the 1940 Act, which is filed as Exhibit 19 to this annual report, and the foregoing description is qualified by reference to such exhibit.

Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires executive officers and trustees and persons who beneficially own more than 10% of any class of a company’s common shares to file reports of ownership and changes in ownership with the SEC. To our knowledge, based solely on a review of the copies of reports or written representations from such persons, we believe that our executive officers and trustees have complied in a timely manner with all applicable Section 16(a) filing requirements except that one Form 4 was filed on June 30, 2025 for Ms. Fuller to report an acquisition of shares.
Dollar Range of Equity Securities Beneficially Owned by Trustees
The following table sets forth the dollar range of equity securities of the Company and on an aggregate basis for the entire Fund Complex overseen by each trustee beneficially owned by each trustee as of March 9, 2026:

	Dollar Range of Equity Securities in the Company(1)(2)	Dollar Range of Equity Securities in the Fund Complex(1)(2)(3)
Interested Trustees
Brad Marshall	over $100,000	over $100,000
Vikrant Sawhney	over $100,000	over $100,000
Independent Trustees
Robert Bass	over $100,000	over $100,000
Tracy Collins	None	None
Vicki Fuller	$10,001 – $50,000	$10,001 – $50,000
James F. Clark	over $100,000	over $100,000
Michelle Greene	None	None
(1)Dollar ranges are as follows: none, $1-$10,000, $10,001-$50,000, $50,001-$100,000, or over $100,000. This information has been furnished by each trustee as of March 9, 2026. “Beneficial Ownership” is determined in accordance with Rule 16a-1(a)(2) under the Exchange Act.
(2)Dollar ranges were determined using the number of shares that are beneficially owned as of March 9, 2026, multiplied by the Company’s net asset value per share as of December 31, 2025.
(3)The “Fund Complex” consists of the Company, BXSL, the Blackstone Credit & Insurance Closed-End Funds (Blackstone Senior Floating Rate 2027 Term Fund, Blackstone Long-Short Credit Income Fund and Blackstone Strategic Credit 2027 Term Fund), Blackstone Alternative Multi-Strategy Fund, BMACX and BREC.

Item 11. Executive Compensation.
Executive Compensation
None of our executive officers will receive direct compensation from the Company. We will reimburse the Administrator the allocable portion of the compensation paid by the Administrators (or their affiliates) to our Chief Compliance Officer and Chief Financial Officer and their respective staffs as well as other administrative personnel (based on the percentage of time such individuals devote, on an estimated basis, to our business and affairs). The members of the Investment Committee, through their financial interests in the Advisers, are entitled to a portion of the profits earned by the Adviser and the Sub-Adviser, which includes any fees payable by us to the Adviser under the terms of the Investment Advisory Agreement and any fees payable to the Sub-Adviser under the terms of the Sub-Advisory Agreement, respectively, and in each case less expenses incurred by the Adviser or the Sub-Adviser in performing its services under the Investment Advisory Agreement or the Sub-Advisory Agreement, as applicable.
Further, we are prohibited under the 1940 Act from issuing equity incentive compensation, including stock options, stock appreciation rights, restricted stock and stock, to our officers, trustees and employees (if any).

Trustee Compensation
We do not pay compensation or reimburse expenses for our trustees who are “interested persons,” as such term is defined in Section 2(a)(19) of the 1940 Act. Effective February 23, 2022, we pay each Independent Trustee: (i) $150,000 per year (prorated for any partial year), (ii) $2,500 for each regular meeting of the Board attended, (iii) $1,000 for each committee meeting attended (in addition to regular meeting fees to the extent committees meet on regular meeting dates) and (iv) $7,500 per year for the Chairperson of the Audit Committee. We are also authorized to pay the reasonable out-of-pocket expenses of each Independent Trustee incurred by such trustee in connection with the fulfillment of his or her duties as an Independent Trustee. The Independent Trustees are Robert Bass, Tracy Collins, Vicki Fuller, James F. Clark, and Michelle Greene. Amounts payable under the arrangement are determined and paid quarterly in arrears as follows for the fiscal year ended December 31, 2025:

	Total Compensation earned from the Company for Fiscal Year 2025 (3)	Total Compensation earned from Fund Complex for Fiscal Year 2025 (4)
Interested Trustees
Brad Marshall (1)	$—	$—
Vikrant Sawhney (1)	$—	$—
Independent Trustees
Robert Bass (2)	$192,000	$436,500
Tracy Collins	$185,500	$597,113
Vicki Fuller	$185,500	$503,432
James F. Clark	$185,500	$503,432
Michelle Greene	$184,500	$495,182
(1)These are interested trustees and, as such, do not receive compensation from the Company or the Fund Complex for their services as trustees.
(2)Includes compensation as Chairperson of the Audit Committee.
(3)The Company does not have a profit-sharing plan, and trustees do not receive any pension or retirement benefits from the Company.
(4)Total compensation paid from the Fund Complex includes compensation paid by the Company and $244,500, $233,000, $230,500, $230,500, and $229,500 of compensation paid to Mr. Bass, Ms. Collins, Ms. Fuller, Mr. Clark, and Ms. Greene, respectively, by BXSL for the fiscal year ended December 31, 2025. $97,432, $87,432 and $87,432 of compensation paid to Ms. Collins, Ms. Fuller and Mr. Clark, respectively, by BMACX for the fiscal year ended December 31, 2025; and $81,182 and $81,182 of compensation paid to Ms. Collins and Ms. Greene, respectively, by BREC for the fiscal year ended December 31, 2025. The Blackstone Credit & Insurance Closed-End Funds and Blackstone Alternative Multi Strategy Fund do not pay compensation to the Company’s trustees.
Compensation Committee Interlocks and Insider Participation
We currently do not have a compensation committee of our Board and our Board does not make determinations regarding compensation of executive officers because we do not directly pay any compensation to our executive officers.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Beneficial ownership is determined in accordance with the rules and regulations of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof or has the right to acquire such powers within 60 days. The following table sets forth, as of March 9, 2026, the beneficial ownership as indicated in the Company’s books and records of each current trustee, the Company’s executive officers, the executive officers and trustees as a group, and each person known to us to beneficially own 5% or more of the outstanding common shares of beneficial interest. Ownership information for those persons who beneficially own 5% or more of our Common Shares is based upon filings by such persons with the SEC and other information obtained from such persons, if available.
The percentage of beneficial ownership is based on 1,978,588,365 shares outstanding as of March 9, 2026. To our knowledge, except as indicated in the footnotes to the table, each of the shareholders listed below has sole voting and/or investment power with respect to shares beneficially owned by such shareholder.

Name & Address	Type of Ownership	Total Shares Owned	Percentage of Shares Held
Interested Trustees
Brad Marshall	Record/Beneficial	97,530	*
Vikrant Sawhney	Record/Beneficial	57,280	*
Independent Trustees
Robert Bass	Record/Beneficial	8,594	*
Tracy Collins	—	—	—
Vicki Fuller	Record/Beneficial	862	*
James F. Clark	Record/Beneficial	22,757	*
Michelle Greene	—	—	—
Executive Officers Who Are Not Trustees
Jonathan Bock	—	—	—
Carlos Whitaker	Record/Beneficial	4,835	*
Teddy Desloge	Record/Beneficial	5,666	*
Katherine Rubenstein	Record/Beneficial	4,437	*
Matthew Alcide	—	—	—
William Renahan	—	—	—
Stacy Wang	—	—	—
Lucie Enns	—	—	—
All Trustees and Executive Officers as a Group (15 persons)**		201,961	*
* Amounts round to less than 1%.
** The address for each Trustee and each executive officer of the Company is 345 Park Avenue, New York, New York 10154.
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
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Transactions with Related Persons
Advisory Agreements; Administration Agreement
We have entered into the Investment Advisory Agreement with the Adviser pursuant to which we pay the Adviser a management fee at an annual rate of 1.25% of the value of the Company’s net assets as of the beginning of the first calendar day of the applicable month. For purposes of the Investment Advisory Agreement, net assets means the Company’s total assets less liabilities determined on a consolidated basis in accordance with GAAP. We also pay the Adviser a two-part incentive fee based on (i) the amount by which our pre-incentive fee net investment income returns exceed a certain “hurdle rate” and (ii) our capital gains. We have also entered into the Sub-Advisory Agreement with the Adviser and the Sub-Adviser. In addition, pursuant to the Investment Advisory Agreement and the Administration Agreement, we will reimburse the Adviser and Administrator for certain expenses as they occur. See “Item 1. Business—Advisory Agreements,” and “Item 1. Business—Administration Agreements.” Each of the Advisory Agreements and the Administration Agreement has been approved by the Board. Unless earlier terminated, each of the Advisory Agreements and the Administration Agreement will remain in effect from year-to-year if approved annually by a majority of the Board or by the holders of a majority of the Company’s outstanding voting securities and, in each case, a majority of the Independent Trustees.

For the years ended December 31, 2025, 2024 and 2023, base management fees were $566.6 million, $432.4 million and $316.2 million, respectively. As of December 31, 2025 and December 31, 2024, $153.1 million and $120.1 million, respectively, was payable to the Adviser and the Prior Adviser, as applicable, relating to management fees.
For the years ended December 31, 2025, 2024 and 2023, the Company accrued income based incentive fees of $626.7 million, $543.7 million and $446.9 million, respectively. As of December 31, 2025 and December 31, 2024, $162.5 million and $144.7 million, respectively, was payable to the Adviser and the Prior Adviser, as applicable, for income based incentive fees.
For the years ended December 31, 2025, 2024 and 2023, the Company accrued no capital gains based incentive fees.
As of December 31, 2025 and December 31, 2024, no amount was payable to the Adviser and the Prior Adviser for capital gains based incentive fees.
For the years ended December 31, 2025, 2024 and 2023, the Company incurred $11.4 million, $6.7 million and $6.7 million, respectively, in expenses under the Administration Agreement or the Prior Administration Agreement, as applicable, which were recorded in Administrative service expenses in the Company’s Consolidated Statements of Operations.
As of December 31, 2025 and December 31, 2024, $3.6 million and $3.2 million, respectively, was unpaid and included in Due to affiliates in the Consolidated Statements of Assets and Liabilities.
Co-Investment Relief
We have in the past co-invested, and in the future will co-invest, with certain affiliates of Blackstone and the Advisers. We have received an exemptive order from the SEC that permits us and other Regulated Funds to, among other things, co-invest with certain other persons, including other Regulated Funds, certain affiliates of Blackstone, Blackstone and certain funds managed and controlled by Blackstone and its affiliates, subject to certain terms and conditions. Pursuant to such order, the Board has approved co-investment policies and procedures describing how we will comply with the co-investment exemptive relief. Further, the Advisers have adopted co-investment policies and procedures describing the allocation of co-investment opportunities in which we will have the opportunity to participate with one or more Blackstone, Blackstone Credit & Insurance BDCs, other Regulated Funds and other public or private Blackstone and Blackstone Credit & Insurance funds that target similar assets. If Blackstone Credit & Insurance considers an investment that is consistent with our Core Mandate, Blackstone Credit & Insurance must present us with the opportunity to participate in the investment. We may determine to participate or not to participate, depending on whether Blackstone or Blackstone Credit & Insurance determine that the investment is appropriate for us (e.g., based on investment strategy). If we do participate, the co-investment is generally allocated to us, any other Blackstone Credit & Insurance BDCs and other Regulated Funds (including BXSL) and the other Blackstone and Blackstone Credit & Insurance funds participating in the investment that target similar assets pro rata based on available capital in the applicable asset class. If the Advisers determine that such investment is not appropriate for us or that we should not participate, the investment will not be allocated to us.
Other Related Party Transactions
The Company has investments in joint ventures that have been considered controlled/affiliated companies, including Emerald JV and Verdelite JV. From time to time, the Company may purchase investments from or sell investments to the Emerald JV and Verdelite JV. For the year ended December 31, 2025, the Company purchased investments from Emerald JV with a par value of $18.0 million, for a total cash purchase price based on then-current fair value (at the time of purchase) of $18.0 million. For the year ended December 31, 2024 the Company did not purchase investments from or sell investments to Verdelite JV.
Transactions with Promoters and Certain Control Persons
The Advisers may be deemed promoters of the Company. We have entered into the Investment Advisory Agreement with the Adviser, the Sub-Advisory Agreement with the Adviser and the Sub-Adviser and the Administration Agreement with the Administrator. The Adviser is entitled to receive management fees and incentive fees in addition to the reimbursement of certain expenses of the Advisers. The Administrator is entitled to receive reimbursement of certain expenses of the Administrators. In addition, under the Advisory Agreements and Administration Agreements, to the extent permitted by applicable law and in the discretion of our Board, we have indemnified the Advisers and the Administrators and certain of their affiliates. See “Item 1. Business.”

Statement of Policy Regarding Transactions with Related Persons
The Board has adopted a written statement of policy regarding transactions with affiliated parties, including related persons (as such term is defined in Item 404 of Regulation S-K).The Board will conduct quarterly reviews of any potential related party transactions brought to its attention and, during these reviews, will consider any conflicts of interest brought to its attention pursuant to the Company’s compliance policies and procedures. The Independent Trustees are required to review, approve or ratify any transactions with related persons. Each of the Company’s trustees and executive officers is instructed and periodically reminded to inform the Company’s Chief Compliance Officer or designee of any potential related party transactions.
Trustee Independence
For information regarding the independence of our trustees, see “Item 10. Directors, Executive Officers and Corporate Governance.”
Item 14. Principal Accountant Fees and Services.
The following table presents the aggregate fees billed by Deloitte for the years ended December 31, 2025 and December 31, 2024:

	For the Year Ended December 31,
	2025	2024
Audit Fees	$2,100,000	$1,940,000
Audit-Related Fees	260,500	301,000
Tax Fees	230,000	150,000
All Other Fees	281,000	216,000
	$2,871,500	$2,607,000
Audit fees are for professional services provided by Deloitte for the audit of the Company’s annual financial statements or services that are normally provided in connection with statutory and regulatory filings or engagements.
Audit-related fees are for any services rendered by Deloitte to the Company that are reasonably related to the performance of the audits or reviews of the Company’s consolidated financial statements (but not reported as audit fees above). These services include attestation services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.
Tax fees are for all services performed by professional staff in Deloitte’s tax division except those services related to the audits. This category includes fees for services provided in connection with the preparation and review of tax returns, tax compliance, tax advice and tax planning.
All other fees are for products and services provided to the Company by Deloitte, other than those services reported in “Audit Fees,” “Audit-Related Fees” and “Tax Fees.”
No audit-related, tax or other fees were billed by Deloitte to the Advisers or the Prior Adviser, as applicable, or any entity controlling, controlled by, or under common control with the Advisers or the Prior Adviser, as applicable, that provides ongoing services to the Company, for the years ended December 31, 2025 and 2024. This includes any non-audit services required to be pre-approved or non-audit services that did not require pre-approval since they did not directly relate to the Company’s operations or financial reporting.

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
The Policy describes the audit, audit-related, tax and other services for the Company that have the pre-approval of the Audit Committee. The term of any pre-approval is 12 months from the date of pre-approval or until the next annual Independent Auditor services engagement is pre-approved, whichever is later. The Audit Committee will periodically revise the list of pre-approved services based on subsequent determinations. For the fiscal years ended December 31, 2025 and 2024, the Company did not pay any fees for services pursuant to the exceptions to the pre-approval requirements set forth in 17 CFR 210.2-01(c)(7)(i)(C).
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
The Audit Committee has considered these fees and the nature of the services rendered, and has concluded that they are compatible with maintaining the independence of Deloitte. The Audit Committee did not approve any of the audit-related, tax or other non-audit fees described above pursuant to the “de minimis exceptions” set forth in Rule 2-01(c)(7)(i)(C) and Rule 2-01(c)(7)(ii) of Regulation S-X. Deloitte did not provide any audit-related services, tax services or other non-audit services to the Adviser or any entity controlling, controlled by or under common control with the Adviser that provides ongoing services to the Company that the Audit Committee was required to approve pursuant to Rule 2-01(c)(7)(ii) of Regulation S-X. The Audit Committee considered whether any provision of non-audit services rendered to the Adviser and any entity controlling, controlled by, or under common control with the Adviser that provides ongoing services to the Company that were not pre-approved by the Audit Committee because the engagement did not relate directly to the operations and financial reporting of the Company is compatible with maintaining Deloitte’s independence.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
The following documents are filed as part of this annual report:
(1)Financial Statements – Financial statements are included in Item 8. See the Index to the consolidated financial statements on page 161 of this annual report on Form 10-K.
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

4.3.1
Second Supplemental Indenture, dated as of September 15, 2021, relating to the 2.625% Notes due 2026, by and between the Company and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed on September 15, 2021).

4.3.2
Third Supplemental Indenture, dated as of November 2, 2021, relating to the 1.750% Notes due 2026, by and between the Company and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on November 2, 2021).

4.3.3
Fifth Supplemental Indenture, dated as of November 22, 2021, relating to the 3.250% Notes due 2027, by and between the Company and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed on November 23, 2021).

4.3.4
Seventh Supplemental Indenture, dated as of January 18, 2022, relating to the 4.000% Notes due 2029, by and between the Company and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed on January 20, 2022).

4.3.5
Ninth Supplemental Indenture, dated as of April 14, 2022, relating to the 4.875% Notes due 2026, by and between the Company and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K, filed on April 21, 2022).

Exhibit Number	Description of Exhibits
4.3.6
Eleventh Supplemental Indenture, dated as of November 27, 2023, relating to the 7.300% Notes due 2028, by and between the Company and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K, filed on November 28, 2023).

4.3.7
Twelfth Supplemental Indenture, dated as of January 25, 2024, relating to the 6.250% Notes due 2031, by and between the Company and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K, filed on January 29, 2024).

4.3.8
Thirteenth Supplemental Indenture, dated as of May 29, 2024, relating to the 5.950% Notes due 2029, by and between the Company and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on May 29, 2024).

4.3.9
Fourteenth Supplemental Indenture, dated as of September 26, 2024, relating to the 4.950% Notes due 2027, by and between the Company and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on September 26, 2024).

4.3.10
Fifteenth Supplemental Indenture, dated as of September 26, 2024, relating to the 5.250% Notes due 2030, by and between the Company and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed on September 26, 2024).

4.3.11
Sixteenth Supplemental Indenture, dated as of November 22, 2024, relating to the 5.600% Notes due 2029, by and between the Company and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on November 22, 2024).

4.3.12
Seventeenth Supplemental Indenture, dated as of November 22, 2024, relating to the 6.000% Notes due 2034, by and between the Company and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed on November 22, 2024).

4.3.13
Eighteenth Supplemental Indenture, dated as of January 29, 2025, relating to the 6.000% Notes due 2032, by and between the Company and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on January 29, 2025).

4.3.14
Nineteenth Supplemental Indenture, dated as of September 10, 2025, relating to the 5.050% Notes due 2030, by and between the Company and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on September 10, 2025).

4.3.15
Twentieth Supplemental Indenture, dated as of January 12, 2026, relating to the 5.350% Notes due 2031, by and between the Company and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on January 12, 2026).

4.3.16	Form of 2.625% Notes due 2026 (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K, filed on September 15, 2021).

4.3.17	Form of 1.750% Notes due 2026 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed on November 2, 2021).

4.3.18	Form of 3.250% Notes due 2027 (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K, filed on November 23, 2021).

4.3.19	Form of 4.000% Notes due 2029 (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K, filed on January 20, 2022).

4.3.20	Form of 4.875% Notes due 2026 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed on April 21, 2022).

4.3.21	Form of 7.300% Notes due 2028 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed on November 28, 2023).

4.3.22	Form of 6.250% Notes due 2031 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed on January 29, 2024).

4.3.23	Form of 5.950% Notes due 2029 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed on May 29, 2024).

Exhibit Number	Description of Exhibits
4.3.24	Form of 4.950% Notes due 2027 (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed on September 26, 2024).

4.3.25	Form of 5.250% Notes due 2030 (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K, filed on September 26, 2024).

4.3.26	Form of 5.600% Notes due 2029 (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed on November 22, 2024).

4.3.27	Form of 6.000% Notes due 2034 (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K, filed on November 22, 2024).

4.3.28	Form of 6.000% Notes due 2032 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed on January 29, 2025).

4.3.29	Form of 5.050% Notes due 2030 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on September 10, 2025).

4.3.30	Form of 5.350% Notes due 2031 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed on January 12, 2026).

4.4
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

4.6
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

4.7
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

4.8	Description of Securities.*

10.1
Second Amended and Restated Investment Advisory Agreement between the Company and the Adviser, dated November 7, 2024, and effective as of January 1, 2025 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed on November 13, 2024).

10.2
Sub-Advisory Agreement among the Company, the Adviser and the Prior Adviser, dated November 7, 2024, and effective as of January 1, 2025 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed on November 13, 2024).

10.3
Intermediary Manager Agreement between the Company and the Intermediary Manager, dated October 5, 2020 (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K, filed on March 5, 2021).

10.4	Form of Selected Intermediary Agreement (incorporated by reference to Exhibit (h)(2) to the Company’s Registration Statement on Form N-2, filed on September 30, 2020).

10.5	Distribution and Shareholder Servicing Plan of the Company, dated October 5, 2020 (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K, filed on March 5, 2021).

Exhibit Number	Description of Exhibits
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

10.9
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

10.13	Multi-Class Plan, dated October 5, 2020 (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K, filed on March 5, 2021).

10.14
Amended and Restated Distribution Reinvestment Plan, effective as of November 7, 2024 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, filed on November 13, 2024).

10.15
Securities Purchase Agreement, dated March 5, 2021, by and among the Company, Twin Peaks Parent LLC, BCRED Twin Peaks LLC, Teacher Retirement System of Texas and Blackstone Credit BDC Advisors LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 11, 2021).

10.16
Amendment and Restatement Agreement, dated as of May 6, 2022, to the Senior Secured Credit Agreement, dated as of May 18, 2021, by and among the Company, each of the Lenders from time to time party thereto, Citibank N.A., as administrative agent, and Citibank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 12, 2022).

10.17
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

10.19
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

Exhibit Number	Description of Exhibits
10.21
Amendment No. 3, dated August 6, 2024, to the Amended and Restated Senior Secured Credit Agreement, dated May 6, 2022, by and among the Company, each of the Lenders from time to time party thereto and Citibank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 10-Q, filed on August 13, 2024).

10.22
Amendment No. 4, dated August 8, 2025, to the Amended and Restated Senior Secured Credit Agreement, dated May 6, 2022, by and among the Company, each of the Lenders from time to time party thereto and Citibank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 10-Q, filed on August 12, 2025).

10.23
Master Note Purchase Agreement, dated as of June 21, 2021, by and among the Company and the purchasers signatory thereto (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q, filed on August 16, 2021).

10.24
Note Purchase Agreement, dated May 3, 2022, by and among the Company and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 4, 2022).

10.25
Master Note Purchase Agreement, dated October 11, 2022, by and among the Company and the Purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 13, 2022).

10.26
Master Note Purchase Agreement, dated March 25, 2025, by and among the Company and the Purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 26, 2025).

10.27	Form of Fund of Funds Investment Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 10-Q, field on August 12, 2025).

10.28
First Supplement to Master Note Purchase Agreement, dated January 8, 2026, by and among the Company and the Purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 8, 2026).

19	Code of Ethics.*

19.1	Insider Trading Policies and Procedures (included in Exhibit 19).*

21.1	Subsidiaries.*

23.1	Consent of Deloitte & Touche LLP.*

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.3	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

32.2	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

32.3	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

Exhibit Number	Description of Exhibits
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
_______________________
*    Filed herewith.

Item 16. Form 10-K Summary.

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blackstone Private Credit Fund

Date: March 13, 2026	By:	/s/ Brad Marshall
Brad Marshall
Co-Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated on March 13, 2026.

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