Form 10-Q
period 2026-03-31
Blackstone Private Credit Fund
filed 2026-05-14
CIK 1803498

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
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Registrant’s common shares of beneficial interest (“Common Shares”), $0.01 par value per share, outstanding as of May 11, 2026 was 1,291,315,024, 565,020,047 and 22,211,387 of Class I, Class S and Class D Common Shares, respectively. Common Shares outstanding exclude May 1, 2026 subscriptions since the issuance price is not yet finalized at the date of this filing.

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
Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of any projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 as updated by the Company’s periodic filings with the United States Securities and Exchange Commission (the “SEC”). These projections and forward-looking statements apply only as of the date of this report. Moreover, we assume no duty and do not undertake to update the forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by applicable law. You are advised to consult any additional disclosures that we make directly to you or through reports that we have filed or in the future file with the SEC including annual reports on Form 10-K, registration statements on Form N-2, quarterly reports on Form 10-Q and current reports on Form 8-K.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
Blackstone Private Credit Fund
Condensed Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)
(Unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Investments at fair value
Non-controlled/non-affiliated investments (cost of $78,449,204 and $78,459,980, respectively)	$76,996,772	$77,980,254
Non-controlled/affiliated investments (cost of $41,585 and $1,119,164, respectively)	41,175	1,122,254
Controlled/affiliated investments (cost of $3,862,464 and $3,337,097, respectively)	3,431,434	3,096,838
Total investments at fair value (cost of $82,353,253 and $82,916,241, respectively)	80,469,381	82,199,346
Cash and cash equivalents (restricted cash of $740,776 and $802,910, respectively)	2,787,409	2,348,711
Interest receivable from non-controlled/non-affiliated investments	681,048	689,549
Interest receivable from non-controlled/affiliated investments	11	12
Interest receivable from controlled/affiliated investments	3,861	70
Non-cash dividend receivable from non-controlled/affiliated investments	—	13,834
Dividend receivable from controlled/affiliated investments	59,176	66,865
Receivable from broker	221,098	277,152
Deferred financing costs	181,785	141,334
Deferred offering costs	1,119	1,616
Receivable for investments	322,063	150,494
Derivative assets at fair value (Note 6)	101,348	102,539
Other assets	—	640
Total assets	$84,828,299	$85,992,162
LIABILITIES
Debt (net of unamortized debt issuance costs of $164,307 and $153,023, respectively)	$35,167,792	$35,002,485
Payable for investments	93,804	25,388
Management fees payable (Note 3)	152,013	153,070
Income based incentive fees payable (Note 3)	151,179	162,518
Capital gains based incentive fees payable (Note 3)	—	—
Interest payable	511,831	428,101
Derivative liabilities at fair value (Note 6)	44,958	36,496
Due to affiliates	19,362	15,078
Distribution payable (Note 9)	388,652	390,243
Payable for share repurchases (Note 9)	3,233,702	2,107,223
Board of Trustees’ fees payable	239	234
Accrued expenses and other liabilities	29,331	59,240
Total liabilities	39,792,863	38,380,076
Commitments and contingencies (Note 8)
NET ASSETS
Common Shares, $0.01 par value (1,862,005,513 and 1,920,268,571 shares issued and outstanding, respectively)	18,620	19,203
Additional paid in capital	47,502,760	48,874,899
Distributable earnings (loss)	(2,485,944)	(1,282,016)
Total net assets	45,035,436	47,612,086
Total liabilities and net assets	$84,828,299	$85,992,162

The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackstone Private Credit Fund
Condensed Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)
(Unaudited)
NET ASSET VALUE PER SHARE	March 31, 2026	December 31, 2025
Class I Shares:
Net assets	$30,917,292	$32,516,796
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	1,278,288,287	1,311,451,768
Net asset value per share	$24.19	$24.79
Class S Shares:
Net assets	$13,586,401	$14,498,062
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	561,732,016	584,729,784
Net asset value per share	$24.19	$24.79
Class D Shares:
Net assets	$531,743	$597,228
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	21,985,210	24,087,019
Net asset value per share	$24.19	$24.79
The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackstone Private Credit Fund
Condensed Consolidated Statements of Operations
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$1,676,286	$1,653,532
Payment-in-kind interest income	104,906	91,935
Dividend income	2,311	8,107
Non-cash dividend income	40	—
Other income	7,834	7,489
From non-controlled/affiliated investments:
Interest income	78	29
Payment-in-kind interest income	801	35
Non-cash dividend income	18,480	—
From controlled/affiliated investments:
Interest income	2,300	474
Payment-in-kind interest income	7,553	5,931
Dividend income	71,513	73,902
Total investment income	1,892,102	1,841,434
Expenses:
Interest expense	511,768	479,635
Management fees (Note 3)	152,013	129,106
Income based incentive fees (Note 3)	151,179	151,776
Capital gains based incentive fees (Note 3)	—	—
Distribution and shareholder servicing fees
Class S	31,093	28,088
Class D	370	385
Professional fees	3,706	1,270
Board of Trustees’ fees	239	242
Administrative service expenses (Note 3)	4,145	2,241
Other general and administrative expenses	9,788	5,823
Amortization of continuous offering costs	1,000	1,123
Total expenses before tax expense	865,301	799,689
Net investment income before tax expense	1,026,801	1,041,745
Excise and other tax expense	11	7,783
Net investment income after tax expense	1,026,790	1,033,962
Realized and unrealized gain (loss):
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(882,176)	(125,001)
Non-controlled/affiliated investments	(3,499)	(374)
Controlled/affiliated investments	(190,770)	(66,854)
Derivative instruments (Note 6)	44,772	(12,789)
Foreign currency and other transactions	(5,695)	(1,082)
Income tax (provision) benefit	(934)	(1,334)
Net change in unrealized appreciation (depreciation), net of income tax (provision) benefit	(1,038,302)	(207,434)

Blackstone Private Credit Fund
Condensed Consolidated Statements of Operations
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net realized gain (loss):
Non-controlled/non-affiliated investments	$(35,068)	$(59,178)
Non-controlled/affiliated investments	161	—
Derivative instruments (Note 6)	19,604	(19,413)
Foreign currency and other transactions	(22,695)	12,615
Extinguishment of debt	(391)	—
Current tax expense on realized gains	—	(1,243)
Net realized gain (loss), net of tax expense	(38,389)	(67,219)
Net realized and change in unrealized gain (loss)	(1,076,691)	(274,653)
Net increase (decrease) in net assets resulting from operations	$(49,901)	$759,309
The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackstone Private Credit Fund
Condensed Consolidated Statements of Changes in Net Assets
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Operations:
Net investment income after tax expense	$1,026,790	$1,033,962
Net change in unrealized appreciation (depreciation), net of income tax (provision) benefit	(1,038,302)	(207,434)
Net realized gain (loss), net of tax expense	(38,389)	(67,219)
Net increase (decrease) in net assets resulting from operations	(49,901)	759,309
Distributions to common shareholders from net investment income:
Class I	(814,086)	(713,781)
Class S	(325,810)	(315,435)
Class D	(14,132)	(15,847)
Net decrease in net assets resulting from distributions	(1,154,028)	(1,045,063)
Share transactions:
Class I:
Proceeds from shares sold	1,031,927	2,431,752
Share transfers between classes	111,799	43,221
Distributions reinvested	361,385	328,177
Repurchased shares, net of early repurchase deduction	(2,277,603)	(462,595)
Net increase (decrease) from share transactions	(772,492)	2,340,555
Class S:
Proceeds from shares sold	289,132	833,417
Share transfers between classes	(108,669)	(40,966)
Distributions reinvested	170,055	159,217
Repurchased shares, net of early repurchase deduction	(899,965)	(116,573)
Net increase (decrease) from share transactions	(549,447)	835,095
Class D:
Proceeds from shares sold	4,803	60,771
Share transfers between classes	(3,130)	(2,255)
Distributions reinvested	1,788	3,136
Repurchased shares, net of early repurchase deduction	(54,243)	(1,592)
Net increase (decrease) from share transactions	(50,782)	60,060
Total increase (decrease) in net assets	(2,576,650)	2,949,956
Net assets, beginning of period	47,612,086	38,855,763
Net assets, end of period	$45,035,436	$41,805,719
The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackstone Private Credit Fund
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$(49,901)	$759,309
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation on investments	1,076,445	192,229
Net change in unrealized (appreciation) depreciation on derivative instruments	(44,772)	12,789
Net change in unrealized (appreciation) depreciation on foreign currency and other transactions	5,695	(714)
Net realized (gain) loss on investments	34,907	59,178
Net realized (gain) loss on foreign currency and other transactions	22,695	(12,615)
Net realized (gain) loss on extinguishment of debt	391	—
Net change due to hedging activity	(30)	(1,917)
Payment-in-kind interest capitalized	(113,323)	(105,430)
Net accretion of discount and amortization of premium	(68,104)	(76,692)
Amortization of deferred financing costs	13,970	8,498
Amortization of original issue discount and debt issuance costs (including premiums and discounts)	10,084	9,420
Amortization of offering costs	1,000	1,123
Purchases of investments	(4,291,332)	(5,009,226)
Proceeds from sale of investments and principal repayments	5,000,841	4,333,690
Changes in operating assets and liabilities:
Interest receivable	4,711	35,470
Dividend receivable	21,523	(3,457)
Receivable from broker	56,054	20,031
Receivable for investments	(171,569)	(68,930)
Other assets	640	—
Payable for investments	68,416	46,816
Management fees payable	(1,057)	9,003
Income based incentive fees payable	(11,339)	7,052
Interest payable	83,730	(6,596)
Due to affiliates	4,284	(3,268)
Accrued expenses and other liabilities	(29,904)	(25,880)
Net cash provided by (used in) operating activities	1,624,055	179,883
Cash flows from financing activities:
Borrowings on debt	6,502,384	5,481,852
Repayments on debt	(6,208,958)	(6,274,581)
Deferred financing costs paid	(54,582)	(9,162)
Debt issuance costs paid	(6,967)	(17,564)
Deferred offering costs paid	(503)	(824)
Proceeds from issuance of Common Shares	1,325,862	3,325,940
Repurchased shares, net of early repurchase deduction paid	(2,106,685)	(530,648)
Dividends paid in cash	(622,393)	(526,688)
Net cash provided by (used in) financing activities	(1,171,842)	1,448,325
The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackstone Private Credit Fund
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net increase (decrease) in cash and cash equivalents	$452,213	$1,628,208
Effect of foreign exchange rate changes on cash and cash equivalents	(13,515)	(5,044)
Cash and cash equivalents (including restricted cash), beginning of period	2,348,711	1,650,679
Cash and cash equivalents (including restricted cash), end of period	$2,787,409	$3,273,843

Supplemental information and non-cash activities:
Interest paid during the period	$553,029	$589,353
Distribution payable	388,652	359,606
Reinvestment of dividends during the period	533,228	490,530
Accrued but unpaid deferred financing costs	2,489	12
Accrued but unpaid debt issuance costs	3,924	3,336
Accrued but unpaid offering costs	—	616
Share repurchases accrued but not yet paid	3,233,702	581,365
Excise and other taxes paid	17,342	34,703
The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

First Lien Debt
First Lien Debt - non-controlled/non-affiliated
Aerospace & Defense
Atlas CC Acquisition Corp.	(10)(17)	SOFR +	4.25%	8.22%	7/25/2025	5/25/2029	$41,906	$29,763	$8,882	0.02%
Atlas CC Acquisition Corp.	(10)(17)	SOFR +	4.25%	8.18%	7/25/2025	5/25/2029	6,096	4,373	1,292	0.00
Atlas CC Acquisition Corp.	(4)(10)(17)	SOFR +	4.25%	8.18%	7/25/2025	5/25/2029	37,217	24,850	6,792	0.02
Atlas CC Acquisition Corp.	(4)(5)(7)(10)	SOFR +	4.00%	7.93%	7/25/2025	5/25/2029	18,518	13,604	18,193	0.04
Corfin Holdings, Inc.	(4)(10)	SOFR +	5.25%	9.02%	1/7/2021	12/27/2027	32,050	32,034	32,050	0.07
Corfin Holdings, Inc.	(4)(10)	SOFR +	5.25%	9.02%	1/10/2025	12/27/2027	137,970	137,155	137,970	0.31
Fastener Distribution Holdings, LLC	(4)(10)	SOFR +	4.75%	8.45%	10/31/2024	11/4/2031	173,256	171,871	173,256	0.38
Fastener Distribution Holdings, LLC	(4)(7)(10)	SOFR +	4.75%	8.45%	10/31/2024	11/4/2031	26,113	25,737	26,113	0.06
Frontgrade Technologies Holdings, Inc.	(4)(7)(10)	SOFR +	5.25%	8.90%	1/9/2023	1/9/2030	2,386	2,345	2,336	0.01
Frontgrade Technologies Holdings, Inc.	(4)(5)(10)	SOFR +	5.25%	8.91%	3/18/2025	1/9/2030	354	351	348	0.00
Frontgrade Technologies Holdings, Inc.	(4)(5)(10)	SOFR +	5.00%	8.65%	7/7/2025	1/9/2030	92	91	90	0.00
Horizon CTS Buyer, LLC	(4)(7)(10)	SOFR +	4.75%	8.45%	3/28/2025	3/29/2032	67,151	66,342	66,603	0.15
Horizon CTS Buyer, LLC	(4)(10)	SOFR +	4.75%	8.45%	10/25/2025	3/29/2032	80,000	79,625	79,600	0.18
Horizon CTS Buyer, LLC	(4)(5)(10)	SOFR +	4.75%	8.45%	3/28/2025	3/29/2032	11,659	11,560	11,601	0.03
Karman Holdings, Inc.	(6)(8)	SOFR +	2.75%	6.46%	2/2/2026	4/1/2032	11,947	11,844	11,969	0.03
Loar Group, Inc.	(4)(6)(11)	SOFR +	4.25%	7.92%	7/28/2022	5/10/2030	280,968	278,593	280,968	0.62
Loar Group, Inc.	(4)(6)(11)	SOFR +	4.25%	7.92%	12/23/2025	5/10/2030	443,888	435,563	443,888	0.99
Loar Group, Inc.	(4)(5)(6)(7)(11)	SOFR +	4.25%	7.92%	7/28/2022	5/10/2030	239,400	234,873	239,400	0.53
Magneto Components BuyCo, LLC	(4)(7)(10)	SOFR +	6.00%	9.70%	12/5/2023	12/5/2030	54,661	53,633	54,184	0.12
Peraton Corp.	(10)	SOFR +	3.75%	7.52%	2/1/2021	2/1/2028	8,744	8,756	7,483	0.02
TransDigm, Inc.	(6)(8)	SOFR +	2.50%	6.17%	11/28/2023	2/28/2031	8,845	8,865	8,856	0.02
TransDigm, Inc.	(6)(8)	SOFR +	2.50%	6.17%	8/22/2025	8/19/2032	2,985	2,988	2,988	0.01
Vertex Aerospace Services, LLC	(6)(10)	SOFR +	2.25%	5.92%	12/6/2021	12/6/2030	11,267	11,238	11,291	0.03
West Star Aviation Acquisition, LLC	(4)(10)	SOFR +	4.50%	8.17%	5/20/2025	5/20/2032	153,651	152,641	153,651	0.34
West Star Aviation Acquisition, LLC	(4)(5)(7)(10)	SOFR +	4.50%	8.17%	5/20/2025	5/20/2032	2,160	2,018	2,160	0.00
West Star Aviation Acquisition, LLC	(4)(5)(7)(10)	SOFR +	4.50%	8.17%	5/20/2025	5/20/2032	24,737	24,550	24,737	0.05
Zenith AcquisitionCo, LLC	(4)(9)	SOFR +	4.50%	8.15%	1/13/2026	1/13/2033	90,465	90,026	90,012	0.20
Zenith AcquisitionCo, LLC	(4)(5)(7)(9)	SOFR +	4.50%	8.17%	1/13/2026	1/13/2033	2,100	1,903	1,897	0.00
								1,917,192	1,898,610	4.23

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Air Freight & Logistics
ENV Bidco, AB	(4)(6)(7)(8)	E +	5.00%	7.13%	12/12/2024	7/27/2029	EUR	114,257	$114,546	$131,008	0.29%
ENV Bidco, AB	(4)(6)(10)	SOFR +	5.00%	8.70%	12/12/2024	7/27/2029		$114,097	112,848	113,527	0.25
LSF12 Phoenix Holdco, LLC	(7)(8)	SOFR +	4.50%	8.16%	3/25/2026	3/25/2033		45,000	42,695	44,310	0.10
Mode Purchaser, Inc.	(4)(11)	SOFR +	6.25%	10.04%	1/7/2021	12/9/2027		27,119	26,951	24,271	0.05
Mode Purchaser, Inc.	(4)(11)	SOFR +	6.25%	10.04%	2/4/2022	12/9/2027		134,638	133,542	120,501	0.27
R1 Holdings, LLC	(4)(5)(7)(11)	SOFR +	6.75%	10.45%	12/30/2022	12/29/2028		1,318	1,300	1,250	0.00
RWL Holdings, LLC	(4)(10)	SOFR +	5.75%	9.60%	12/13/2021	12/31/2028		266,680	264,598	253,346	0.56
RWL Holdings, LLC	(4)(10)	SOFR +	5.75%	9.56%	2/20/2026	12/31/2028		12,262	12,144	11,649	0.03
SEKO Global Logistics Network, LLC	(4)(5)(11)	SOFR +	10.00%	13.67% PIK	11/27/2024	11/27/2029		10,687	10,564	10,687	0.02
SEKO Global Logistics Network, LLC	(4)(5)(11)	SOFR +	7.00%	10.67% PIK	11/27/2024	5/27/2030		31,925	31,925	31,925	0.07
SEKO Global Logistics Network, LLC	(4)(5)(7)(11)	SOFR +	10.50%	14.17% (incl. 9.50% PIK)	11/10/2025	11/27/2029		2,469	2,463	2,469	0.01
The Kenan Advantage Group, Inc.	(8)	SOFR +	3.25%	6.92%	8/6/2024	1/25/2029		7,451	7,451	7,375	0.02
Wwex Uni Topco Holdings, LLC	(10)	SOFR +	4.00%	7.70%	11/8/2024	7/26/2028		19,391	19,350	19,431	0.04
Wwex Uni Topco Holdings, LLC	(4)(10)	SOFR +	4.75%	8.45%	3/21/2025	7/26/2028		83,671	82,653	84,089	0.19
									863,030	855,838	1.90
Airlines (Passenger Airlines)
Air Canada	(6)(8)	SOFR +	1.75%	5.42%	3/21/2024	3/21/2031		6,212	6,201	6,174	0.01
American Airlines, Inc.	(6)(8)	SOFR +	2.25%	5.92%	4/4/2025	4/20/2028		8,436	8,275	8,373	0.02
American Airlines, Inc.	(6)(8)	SOFR +	2.75%	6.42%	3/5/2026	5/28/2032		1,000	1,003	993	0.00
Vista Management Holding, Inc.	(6)(8)	SOFR +	3.75%	7.41%	4/1/2025	4/1/2031		13,629	13,543	13,512	0.03
									29,022	29,052	0.06
Automobile Components
Clarios Global, LP	(6)(8)	SOFR +	2.50%	6.17%	7/16/2024	5/6/2030		4,821	4,795	4,812	0.01
Clarios Global, LP	(6)(8)	SOFR +	2.75%	6.42%	4/10/2025	1/28/2032		8,593	8,399	8,582	0.02
									13,194	13,394	0.03
Biotechnology
Axsome Therapeutics, Inc.	(4)(6)(10)	SOFR +	4.75%	8.45%	5/6/2025	5/8/2030		60,260	59,766	60,260	0.13
Axsome Therapeutics, Inc.	(4)(5)(6)(7)(10)	SOFR +	4.00%	7.70%	5/6/2025	5/8/2030		35,152	35,008	35,152	0.08
BioCryst Pharmaceuticals, Inc.	(4)(6)(22)	SOFR +	4.50%	8.20%	1/23/2026	1/23/2031		108,539	108,017	107,996	0.24
Grifols Worldwide Operations USA, Inc.	(8)	SOFR +	2.00%	5.77%	1/7/2021	11/15/2027		37	37	37	0.00
MannKind Corp.	(4)(6)(7)(14)	SOFR +	4.75%	8.42%	8/6/2025	8/6/2030		88,776	87,425	87,593	0.19
									290,253	291,038	0.64
Broadline Retail
Peer Holding III, BV	(6)(8)	SOFR +	2.50%	6.20%	6/26/2024	7/1/2031		6,913	6,913	6,907	0.02

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Building Products
ES Group Holdings III, Ltd.	(4)(6)(8)(17)	E +	5.75%	7.77%	11/22/2021	4/23/2028	EUR	30,879	$33,836	$28,554	0.06%
ES Group Holdings III, Ltd.	(4)(6)(10)(17)	SOFR +	5.75%	9.65%	11/22/2021	4/23/2028		$64,562	63,955	51,649	0.11
Fencing Supply Group Acquisition, LLC	(4)(11)	SOFR +	6.00%	9.77%	2/26/2021	2/26/2029		112,275	111,917	108,064	0.24
Great Day Improvements, LLC	(4)(13)	SOFR +	5.50%	9.28%	6/13/2024	6/13/2030		35,692	35,192	34,264	0.08
Great Day Improvements, LLC	(4)(5)(7)(13)	SOFR +	5.50%	9.28%	6/13/2024	6/13/2030		2,661	2,578	2,425	0.01
Griffon Corp.	(6)(8)	SOFR +	2.00%	5.67%	6/16/2025	1/24/2029		911	913	915	0.00
Jacuzzi Brands, LLC	(4)(10)	SOFR +	6.25%	9.92%	1/7/2021	5/25/2028		43,474	43,328	41,301	0.09
Jacuzzi Brands, LLC	(4)(10)	SOFR +	6.25%	9.92%	4/20/2022	5/25/2028		187,540	187,065	178,163	0.40
Jacuzzi Brands, LLC	(4)(10)	SOFR +	6.25%	9.92%	1/7/2021	5/25/2028		6,319	6,296	6,003	0.01
L&S Mechanical Acquisition, LLC	(4)(10)	SOFR +	6.25%	9.93%	9/1/2021	9/1/2027		133,762	132,975	127,074	0.28
LBM Acquisition, LLC	(10)	SOFR +	3.75%	7.52%	6/6/2024	6/6/2031		8,008	7,921	6,463	0.01
MIWD Holdco II, LLC	(8)	SOFR +	2.75%	6.42%	3/28/2024	3/28/2031		2,809	2,821	2,598	0.01
Windows Acquisition Holdings, Inc.	(4)(11)	SOFR +	6.50%	10.35%	1/7/2021	12/29/2026		59,362	59,225	46,303	0.10
									688,022	633,776	1.40
Capital Markets
Apex Group Treasury, LLC	(6)(8)	SOFR +	3.50%	7.17%	2/27/2025	2/27/2032		87,028	86,886	79,558	0.18
Aretec Group, Inc.	(6)(8)	SOFR +	3.00%	6.67%	11/20/2025	8/9/2030		11,245	11,234	11,119	0.02
FFML Holdco, Ltd.	(4)(6)(10)	B +	4.50%	7.04%	11/11/2022	11/30/2028	NZD	36,150	21,957	20,721	0.05
Focus Financial Partners, LLC	(8)	SOFR +	2.50%	6.17%	1/31/2025	9/15/2031		16,777	16,747	16,273	0.04
GTCR Everest Borrower, LLC	(6)(7)(8)	SOFR +	2.50%	6.20%	2/3/2026	9/5/2031		16,204	15,957	15,999	0.04
Jane Street Group, LLC	(6)(8)	SOFR +	2.00%	5.67%	5/29/2025	12/15/2031		990	979	973	0.00
Jump Financial, LLC	(6)(8)	SOFR +	3.50%	7.20%	2/18/2026	2/26/2032		2,244	2,250	2,247	0.00
June Purchaser, LLC	(7)(8)	SOFR +	2.75%	6.45%	2/18/2026	11/28/2031		3,416	3,422	3,414	0.01
Osaic Holdings, Inc.	(6)(8)	SOFR +	2.50%	6.20%	2/2/2026	7/30/2032		6,000	6,000	5,899	0.01
Resolute Investment Managers, Inc.	(5)(11)	SOFR +	6.50%	10.46%	12/29/2023	10/30/2028		3,873	3,842	3,108	0.01
Situs-AMC Holdings Corporation	(4)(10)	SOFR +	5.50%	9.20%	5/14/2025	5/14/2031		43,861	43,726	43,861	0.10
Superannuation & Investments US, LLC	(6)(9)	SOFR +	2.50%	6.17%	1/30/2026	12/1/2028		12,589	12,556	12,603	0.03
The Edelman Financial Engines Center, LLC	(6)(8)	SOFR +	3.00%	6.67%	6/5/2024	4/7/2028		19,629	19,633	19,633	0.04
									245,189	235,408	0.53
Chemicals
Charter Next Generation, Inc.	(8)	SOFR +	2.50%	6.17%	11/5/2025	11/29/2030		6,881	6,895	6,848	0.02
CI Maroon Holdings, LLC	(6)(8)	SOFR +	3.25%	7.05%	8/22/2025	3/3/2031		2,978	2,978	2,893	0.01
DCG Acquisition Corp.	(4)(7)(10)	SOFR +	5.00%	8.70%	6/13/2024	6/13/2031		236,778	234,790	233,940	0.52
Derby Buyer, LLC	(6)(9)	SOFR +	3.00%	6.68%	12/13/2024	11/1/2030		6,370	6,370	6,374	0.01
Nouryon USA, LLC	(6)(8)	SOFR +	3.25%	7.04%	10/30/2025	4/3/2028		3,482	3,486	3,421	0.01
									254,519	253,476	0.57

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Commercial Services & Supplies
Access CIG, LLC	(9)	SOFR +	4.00%	7.70%	8/15/2025	8/19/2030	$42,868	$42,566	$38,974	0.09%
Allied Universal Holdco, LLC	(8)	SOFR +	3.25%	6.92%	2/3/2026	8/20/2032	3,990	4,000	3,995	0.01
Anticimex, Inc.	(6)(8)	SOFR +	2.90%	6.56%	11/21/2025	11/17/2031	5,557	5,558	5,572	0.01
Armor Holdco, Inc.	(6)(9)	SOFR +	3.75%	7.55%	11/20/2025	12/10/2031	6,284	6,284	6,259	0.01
Astra Service Partners, LLC	(4)(10)	SOFR +	4.50%	8.20%	11/26/2025	11/26/2032	164,406	163,233	163,789	0.36
Astra Service Partners, LLC	(4)(5)(7)(10)	SOFR +	4.50%	8.22%	11/26/2025	11/26/2032	10,816	10,585	10,613	0.02
Bazaarvoice, Inc.	(4)(7)(8)	SOFR +	4.50%	8.09%	5/7/2021	5/7/2029	403,329	403,329	401,008	0.89
Blue Sky Buyer, LLC	(4)(10)	SOFR +	4.50%	8.17%	2/27/2026	2/28/2033	208,812	207,781	207,767	0.46
Blue Sky Buyer, LLC	(4)(5)(7)(10)	SOFR +	4.50%	8.16%	2/27/2026	2/28/2033	14,285	14,109	14,107	0.03
CFS Brands, LLC	(4)(11)	SOFR +	5.00%	8.67%	12/20/2024	10/2/2030	217,337	214,543	217,337	0.48
CFS Brands, LLC	(4)(5)(7)(11)	SOFR +	5.00%	8.67%	10/2/2023	10/2/2029	19,132	18,758	19,132	0.04
Conservice Midco, LLC	(4)(7)(10)	SOFR +	4.50%	8.20%	2/25/2026	2/25/2033	82,772	82,308	82,252	0.18
Crimson FLS Acquisition, Inc.	(4)(10)	SOFR +	4.50%	8.20%	2/18/2026	2/18/2033	204,391	203,386	204,391	0.45
Crimson FLS Acquisition, Inc.	(4)(5)(7)(10)	SOFR +	4.50%	8.16%	2/18/2026	2/18/2033	6,669	6,519	6,669	0.01
Crimson FLS Acquisition, Inc.	(4)(5)(7)(10)	SOFR +	4.50%	8.16%	2/18/2026	2/18/2033	1,983	1,832	1,983	0.00
DG Investment Intermediate Holdings 2, Inc.	(8)	SOFR +	3.25%	6.92%	7/2/2025	7/9/2032	10,219	10,167	10,226	0.02
Divisions Holding Corp.	(4)(7)(10)	SOFR +	4.50%	8.20%	4/17/2025	4/17/2032	92,527	91,658	92,446	0.21
EAB Global, Inc.	(9)	SOFR +	3.00%	6.70%	8/16/2021	8/16/2030	13,172	13,158	11,773	0.03
ELK Bidco, Inc.	(4)(7)(9)	SOFR +	4.50%	8.20%	6/13/2025	6/14/2032	71,485	71,075	71,380	0.16
EMB Purchaser, Inc.	(4)(5)(7)(10)	SOFR +	4.50%	8.20%	3/13/2025	3/12/2032	68,026	66,837	67,504	0.15
EMB Purchaser, Inc.	(4)(10)	SOFR +	4.50%	8.17%	3/13/2025	3/12/2032	147,419	146,167	147,419	0.33
EMB Purchaser, Inc.	(4)(5)(7)(10)	SOFR +	4.50%	8.17%	3/13/2025	3/12/2032	6,103	5,947	6,103	0.01
Foundational Education Group, Inc.	(9)	SOFR +	3.75%	7.68%	8/31/2021	8/31/2028	5,956	5,936	5,480	0.01
FusionSite Midco, LLC	(4)(11)	SOFR +	5.25%	9.21%	4/30/2025	11/17/2029	100,435	99,482	99,431	0.22
FusionSite Midco, LLC	(4)(5)(7)(11)	SOFR +	5.25%	9.16%	4/30/2025	11/17/2029	32,628	32,185	32,214	0.07
FusionSite Midco, LLC	(4)(5)(7)(11)	SOFR +	5.25%	9.17%	4/30/2025	11/17/2029	5,108	4,957	4,986	0.01
Gatekeeper Systems, Inc.	(4)(10)	SOFR +	5.00%	8.67%	8/27/2024	8/28/2030	248,875	246,132	240,165	0.53
Gatekeeper Systems, Inc.	(4)(7)(10)	SOFR +	5.00%	8.67%	8/27/2024	8/28/2030	19,421	18,554	16,622	0.04
GFL Environmental Services USA, Inc.	(6)(8)	SOFR +	2.50%	6.17%	4/11/2025	3/3/2032	2,181	2,160	2,184	0.00
Gorilla Investor, LLC	(4)(10)	SOFR +	5.00%	8.70%	9/26/2024	9/30/2031	163,828	161,254	162,190	0.36
Ground Penetrating Radar Systems, LLC	(4)(10)	SOFR +	4.50%	8.20%	1/2/2025	1/2/2032	119,948	118,961	119,948	0.27
Ground Penetrating Radar Systems, LLC	(4)(5)(7)(10)	SOFR +	4.50%	8.20%	1/2/2025	1/2/2032	3,545	3,335	3,545	0.01
Iris Buyer, LLC	(4)(11)	SOFR +	5.25%	8.92%	10/2/2023	10/2/2030	53,851	52,898	53,851	0.12
Iris Buyer, LLC	(4)(5)(11)	SOFR +	5.25%	8.95%	10/2/2023	10/2/2030	5,078	5,003	5,078	0.01
Iris Buyer, LLC	(4)(5)(7)(11)	SOFR +	5.25%	8.95%	2/4/2025	10/2/2030	7,824	7,586	7,824	0.02
Iris Buyer, LLC	(4)(5)(11)	SOFR +	5.25%	8.95%	7/16/2025	10/2/2030	2,179	2,160	2,179	0.00

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Commercial Services & Supplies (continued)
ISQ Hawkeye Holdco, Inc.	(4)(10)	SOFR +	4.00%	7.69%	1/30/2026	8/20/2031		$8,936	$8,786	$8,936	0.02%
ISQ Hawkeye Holdco, Inc.	(4)(5)(7)(10)	SOFR +	4.00%	7.69%	1/30/2026	8/20/2030		331	312	320	0.00
Java Buyer, Inc.	(4)(10)	SOFR +	4.75%	8.45%	2/6/2026	12/15/2030		329,092	325,921	329,092	0.73
Java Buyer, Inc.	(4)(5)(7)(10)	SOFR +	4.75%	8.42%	2/6/2026	12/15/2030		27,973	27,186	27,973	0.06
Java Buyer, Inc.	(4)(5)(7)(10)	SOFR +	4.75%	8.42%	2/6/2026	12/15/2030		7,109	6,504	7,109	0.02
Jones Fish Hatcheries & Distributors, LLC	(4)(7)(10)	SOFR +	4.25%	7.90%	11/19/2025	11/19/2032		16,464	16,269	16,310	0.04
Jones Fish Hatcheries & Distributors, LLC	(4)(5)(7)(10)	SOFR +	4.25%	7.90%	11/19/2025	11/19/2032		248	169	125	0.00
JSG II, Inc.	(4)(7)(10)	SOFR +	4.50%	8.17%	9/30/2025	9/30/2032		352,852	350,792	351,515	0.78
JSS Holdings, Inc.	(4)(10)	SOFR +	5.00%	8.71% (incl. 2.75% PIK)	12/29/2021	11/8/2031		246,068	244,516	246,068	0.55
JSS Holdings, Inc.	(4)(10)	SOFR +	5.00%	8.71% (incl. 2.75% PIK)	1/7/2021	11/8/2031		47,106	46,761	47,106	0.10
JSS Holdings, Inc.	(4)(7)(10)	SOFR +	5.00%	8.70% (incl. 2.75% PIK)	11/8/2024	11/8/2031		588,289	583,097	587,604	1.30
Knowledge Pro Buyer, Inc.	(4)(7)(10)	SOFR +	4.50%	8.35%	12/10/2021	12/10/2029		113,454	112,860	113,408	0.25
Knowledge Pro Buyer, Inc.	(4)(5)(7)(10)	SOFR +	4.50%	8.35%	12/10/2021	12/10/2029		8,421	8,338	8,421	0.02
KPSKY Acquisition, Inc.	(4)(10)(18)	SOFR +	5.50%	9.27%	10/19/2021	10/19/2028		45,880	45,546	40,490	0.09
KPSKY Acquisition, Inc.	(4)(10)(18)	SOFR +	5.50%	9.25%	10/19/2021	10/19/2028		20,470	20,321	18,065	0.04
Lsf12 Crown US Commercial Bidco, LLC	(7)(8)	SOFR +	3.00%	6.67%	1/20/2026	12/2/2031		47,542	45,881	47,503	0.11
Minerva Bidco, Ltd.	(4)(5)(6)(7)(8)	S +	4.25%	7.98%	7/29/2025	11/7/2030	GBP	46,904	61,096	61,213	0.14
OMNIA Partners, LLC	(8)	SOFR +	2.75%	6.43%	1/26/2024	12/31/2032		7,913	7,952	7,916	0.02
Onex Baltimore Buyer, Inc.	(4)(10)(18)	SOFR +	5.27%	8.94%	12/1/2021	12/1/2027		187,232	186,181	187,232	0.42
Onex Baltimore Buyer, Inc.	(4)(10)(18)	SOFR +	4.75%	8.42%	12/1/2021	12/1/2027		253,518	252,149	253,518	0.56
Polyphase Elevator Holding, Co.	(4)(10)	SOFR +	5.00%	8.70%	11/24/2025	11/24/2032		15,922	15,811	15,922	0.04
Polyphase Elevator Holding, Co.	(4)(5)(7)(10)	SOFR +	5.00%	8.70%	11/24/2025	11/24/2032		5,431	5,350	5,386	0.01
Prime Security Services Borrower, LLC	(6)(8)	SOFR +	2.00%	5.66%	11/20/2024	10/13/2030		1,327	1,327	1,323	0.00
Prime Security Services Borrower, LLC	(6)(8)	SOFR +	1.75%	5.41%	4/4/2025	3/7/2032		6,435	6,329	6,357	0.01
RailPros Parent, LLC	(4)(7)(10)	SOFR +	4.25%	7.91%	5/22/2025	5/24/2032		23,210	22,975	23,174	0.05
RailPros Parent, LLC	(4)(5)(7)(10)	SOFR +	4.25%	7.91%	5/22/2025	5/24/2032		2,153	2,112	2,153	0.00

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Commercial Services & Supplies (continued)
Rocket Buyer, LLC	(4)(10)	SOFR +	4.50%	8.15%	2/19/2026	2/18/2033	$102,980	$102,220	$102,207	0.23%
Rocket Buyer, LLC	(4)(5)(7)(10)	SOFR +	4.50%	8.16%	2/19/2026	2/18/2033	4,357	4,181	4,179	0.01
Rocket Buyer, LLC	(4)(5)(7)(10)	SOFR +	4.50%	8.21%	2/19/2026	2/18/2033	990	767	764	0.00
Saber Parent Holdings Corp.	(4)(8)	SOFR +	4.75%	8.42% (incl. 2.25% PIK)	12/16/2025	12/16/2032	504,545	502,140	502,022	1.11
Saber Parent Holdings Corp.	(4)(5)(7)(8)	P +	3.50%	10.25%	12/16/2025	12/16/2032	20,300	19,636	19,608	0.04
SIQ Holdings III Corp.	(4)(10)	SOFR +	4.75%	8.44%	12/19/2025	12/19/2032	128,931	127,693	127,641	0.28
SIQ Holdings III Corp.	(4)(5)(7)(10)	SOFR +	4.75%	8.43%	12/19/2025	12/19/2030	1,953	1,678	1,666	0.00
SIQ Holdings III Corp.	(4)(5)(7)(10)	P +	3.75%	10.50%	12/19/2025	12/19/2032	25,786	25,387	25,212	0.06
TEI Intermediate, LLC	(4)(10)	SOFR +	5.25%	8.85% (incl. 2.88% PIK)	12/13/2024	12/15/2031	148,426	147,235	148,426	0.33
TEI Intermediate, LLC	(4)(5)(7)(10)	SOFR +	4.75%	8.42%	12/13/2024	12/15/2031	37,328	36,834	37,328	0.08
Vaco Holdings, Inc.	(10)	SOFR +	5.00%	8.85%	1/21/2022	1/22/2029	8,825	8,807	5,789	0.01
Veregy Consolidated, Inc.	(4)(7)(10)	SOFR +	4.25%	7.92%	4/16/2025	4/16/2031	140,275	139,164	140,051	0.31
Water Holdings Acquisition, LLC	(4)(10)	SOFR +	5.25%	8.92%	7/31/2024	7/31/2031	194,203	192,754	194,203	0.43
Water Holdings Acquisition, LLC	(4)(5)(7)(10)	SOFR +	5.25%	8.92%	7/31/2024	7/31/2031	24,463	24,410	24,463	0.05
								6,287,850	6,294,194	13.92
Construction & Engineering
Amentum Holdings, Inc.	(6)(8)	SOFR +	2.00%	5.67%	4/4/2025	9/29/2031	7,190	7,006	7,200	0.02
Ampirical Solutions, LLC	(4)(7)(10)	SOFR +	4.25%	7.95%	9/30/2025	9/30/2032	29,328	28,851	28,844	0.06
Azuria Water Solutions, Inc.	(10)	SOFR +	3.00%	6.67%	1/27/2025	5/17/2028	34,042	34,042	33,800	0.08
Brookfield WEC Holdings, Inc.	(8)	SOFR +	2.00%	5.67%	1/25/2024	1/27/2031	6,414	6,378	6,410	0.01
Consor Intermediate II, LLC	(4)(7)(10)	SOFR +	4.50%	8.20%	5/10/2024	5/10/2031	69,152	68,553	69,104	0.15
GFT Infrastructure, Inc.	(4)(10)	SOFR +	4.25%	7.90%	8/5/2024	8/5/2030	372,864	368,860	371,000	0.82
GFT Infrastructure, Inc.	(4)(5)(7)(10)	SOFR +	4.25%	7.97%	8/5/2024	8/5/2030	14,930	14,524	14,743	0.03
Green Infrastructure Partners US, LLC	(6)(8)	SOFR +	2.75%	6.45%	1/12/2026	9/24/2032	5,000	5,026	5,000	0.01

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Construction & Engineering (continued)
Home Service TopCo IV, Inc.	(4)(7)(11)	SOFR +	4.50%	8.10%	6/9/2023	12/31/2027	$206,309	$204,530	$206,096	0.46%
Home Service TopCo IV, Inc.	(4)(5)(11)	SOFR +	4.50%	8.10%	2/28/2025	12/31/2027	16,149	16,064	16,149	0.04
Home Service TopCo IV, Inc.	(4)(11)	SOFR +	4.50%	8.13%	11/19/2025	12/31/2027	38,470	38,296	38,277	0.08
Home Service TopCo IV, Inc.	(4)(5)(11)	SOFR +	4.50%	8.17%	2/6/2026	12/31/2027	17,045	17,005	17,045	0.04
OEI, Inc.	(4)(7)(9)	SOFR +	4.50%	8.20%	12/29/2025	12/29/2032	43,389	42,948	42,931	0.10
Pave America Holding, LLC	(4)(10)	SOFR +	5.25%	8.95% (incl. 2.88% PIK)	8/29/2025	8/27/2032	78,681	77,972	78,681	0.17
Pave America Holding, LLC	(4)(5)(7)(10)	SOFR +	4.75%	8.45%	8/29/2025	8/27/2032	7,166	6,954	7,166	0.02
Pave America Holding, LLC	(4)(5)(7)(10)	SOFR +	5.25%	8.90% (incl. 2.88% PIK)	8/29/2025	8/27/2032	7,996	7,863	7,996	0.02
Peak Utility Services Group, Inc.	(4)(11)	SOFR +	4.50%	8.32%	3/2/2021	3/2/2028	15,170	15,129	15,095	0.03
Peak Utility Services Group, Inc.	(4)(5)(11)	SOFR +	4.50%	8.32%	3/2/2021	3/2/2028	2,023	2,019	2,013	0.00
Pike Electric Corp.	(4)(7)(10)	SOFR +	4.50%	8.18%	12/19/2025	12/19/2032	275,960	274,300	274,230	0.61
Saber Power Services, LLC	(4)(7)(10)	SOFR +	5.00%	8.80%	10/21/2025	10/21/2031	289,275	288,873	289,275	0.64
SAFEbuilt, LLC	(4)(7)(10)	SOFR +	5.00%	8.67%	1/8/2026	1/8/2032	129,045	128,216	127,567	0.28
Tecta America Corp.	(8)	SOFR +	2.75%	6.42%	1/14/2026	2/18/2032	2,992	3,017	2,985	0.01
Thermostat Purchaser III, Inc.	(7)(10)	SOFR +	4.25%	7.95%	6/20/2024	8/31/2028	9,825	9,760	9,227	0.02
								1,666,186	1,670,834	3.70
Construction Materials
Quikrete Holdings, Inc.	(8)	SOFR +	2.25%	5.92%	2/18/2025	2/10/2032	14,762	14,678	14,753	0.03
Tamko Building Products, LLC	(8)	SOFR +	2.75%	6.42%	10/23/2024	9/20/2030	2,948	2,948	2,940	0.01
								17,626	17,693	0.04
Consumer Staples Distribution & Retail
Crumbl Enterprises, LLC	(4)(7)(10)	SOFR +	4.50%	8.20%	4/30/2025	5/5/2032	85,364	84,562	84,442	0.19

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Containers & Packaging
Ascend Buyer, LLC	(4)(10)	SOFR +	5.25%	8.95%	10/18/2022	9/30/2028	$11,155	$11,014	$11,155	0.02%
Ascend Buyer, LLC	(4)(5)(10)	SOFR +	5.25%	8.95%	3/20/2025	9/30/2028	1,357	1,347	1,357	0.00
Ascend Buyer, LLC	(4)(5)(7)(10)	SOFR +	5.25%	8.95%	9/30/2021	9/30/2028	1,212	1,150	1,212	0.00
Berlin Packaging, LLC	(8)	SOFR +	3.25%	6.91%	7/25/2025	6/7/2031	18,673	18,699	18,045	0.04
Clydesdale Acquisition Holdings, Inc.	(9)	SOFR +	3.18%	6.84%	4/13/2022	4/13/2029	8,213	8,113	7,855	0.02
Clydesdale Acquisition Holdings, Inc.	(9)	SOFR +	3.25%	6.92%	4/1/2025	4/1/2032	9,766	9,679	9,147	0.02
ProAmpac PG Borrower, LLC	(8)	SOFR +	4.00%	7.78%	3/6/2026	3/7/2033	9,995	9,913	9,677	0.02
Ring Container Technologies Group, LLC	(9)	SOFR +	2.50%	6.17%	10/30/2025	9/15/2032	3,483	3,492	3,455	0.01
TricorBraun Holdings, Inc.	(9)	SOFR +	3.25%	6.92%	3/3/2021	3/3/2031	11,904	11,798	11,345	0.03
Trident TPI Holdings, Inc.	(9)	SOFR +	3.75%	7.45%	10/18/2024	9/15/2028	7,664	7,664	7,277	0.02
								82,869	80,525	0.18
Distributors
BP Purchaser, LLC	(4)(5)(10)	SOFR +	7.50%	11.44% (incl. 1.00% PIK)	12/10/2021	12/11/2028	8,131	8,072	6,240	0.01
Genuine Cable Group, LLC	(4)(10)	SOFR +	5.25%	9.02%	11/1/2021	5/3/2027	29,271	29,132	29,052	0.06
Marcone Yellowstone Buyer, Inc.	(4)(10)	SOFR +	7.25%	11.06% (incl. 3.25% PIK)	11/1/2022	6/23/2028	16,183	15,998	14,565	0.03
Marcone Yellowstone Buyer, Inc.	(4)(10)	SOFR +	7.00%	10.81% (incl. 3.25% PIK)	12/31/2021	6/23/2028	27,282	27,116	24,418	0.05
NDC Acquisition Corp.	(4)(11)	SOFR +	5.00%	8.67%	3/9/2021	3/9/2028	21,375	21,264	21,375	0.05
NDC Acquisition Corp.	(4)(5)(7)(11)	SOFR +	5.00%	8.67%	3/9/2021	3/9/2028	1,370	1,344	1,370	0.00
PT Intermediate Holdings III, LLC	(4)(7)(10)	SOFR +	4.75%	8.45%	4/9/2024	4/9/2030	175,744	175,429	175,744	0.39
S&S Holdings, LLC	(9)	SOFR +	5.00%	8.78%	3/11/2021	3/11/2028	5,906	5,913	5,603	0.01
S&S Holdings, LLC	(9)	SOFR +	5.00%	8.68%	4/3/2025	10/1/2031	3,920	3,776	3,705	0.01
								288,044	282,072	0.61
Diversified Consumer Services
American Restoration Holdings, LLC	(4)(11)	SOFR +	5.00%	8.80%	7/19/2024	7/24/2030	27,129	26,739	26,857	0.06
American Restoration Holdings, LLC	(4)(5)(11)	SOFR +	5.00%	8.80%	7/19/2024	7/24/2030	8,095	7,979	8,014	0.02
American Restoration Holdings, LLC	(4)(5)(11)	SOFR +	5.00%	8.81%	7/19/2024	7/24/2030	10,410	10,275	10,306	0.02
American Restoration Holdings, LLC	(4)(5)(11)	SOFR +	5.00%	8.80%	7/19/2024	7/24/2030	20,925	20,624	20,716	0.05
American Restoration Holdings, LLC	(4)(5)(7)(11)	SOFR +	5.00%	8.80%	2/19/2025	7/24/2030	22,679	22,394	22,188	0.05
American Restoration Holdings, LLC	(4)(11)	SOFR +	5.00%	8.80%	10/15/2025	7/24/2030	3,504	3,472	3,469	0.01

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Diversified Consumer Services (continued)
Ascend Learning, LLC	(9)	SOFR +	3.00%	6.67%	10/15/2025	12/11/2028		$7,477	$7,479	$7,317	0.02%
Barbri Holdings, Inc.	(4)(10)	SOFR +	4.75%	8.44%	12/20/2024	4/30/2030	173,202		172,024	171,903	0.38
Cambium Learning Group, Inc.	(4)(7)(10)	SOFR +	5.50%	9.27%	7/20/2021	7/20/2028	926,875		923,827	899,069	2.00
Cengage Learning, Inc.	(6)(11)	SOFR +	3.00%	6.67%	1/22/2026	3/24/2031	10,406		10,374	10,215	0.02
Charger Debt Merger Sub, LLC	(4)(10)	SOFR +	5.00%	8.70%	5/31/2024	5/31/2031	54,182		53,782	53,911	0.12
Charger Debt Merger Sub, LLC	(4)(5)(7)(10)	SOFR +	5.00%	8.67%	5/31/2024	5/31/2031	27,434		27,158	27,209	0.06
Charger Debt Merger Sub, LLC	(4)(5)(7)(10)	P +	4.00%	10.75%	5/31/2024	5/31/2030	1,700		1,651	1,665	0.00
DTA Intermediate II, Ltd.	(4)(11)	SOFR +	5.50%	9.20%	3/27/2024	3/27/2030	51,066		50,387	51,066	0.11
DTA Intermediate II, Ltd.	(4)(7)(11)	SOFR +	5.50%	9.15%	3/27/2024	3/27/2030	12,893		12,577	12,893	0.03
DTA Intermediate II, Ltd.	(4)(5)(11)	S +	5.50%	9.23%	9/18/2025	3/27/2030	GBP	20,641	27,471	27,320	0.06
Element Materials Technology Group US Holdings, Inc.	(6)(9)	SOFR +	3.50%	7.20%	6/24/2022	7/6/2029	7,291		7,253	7,323	0.02
Endeavor Schools Holdings, LLC	(4)(11)	SOFR +	6.25%	9.92%	7/18/2023	7/18/2029	46,347		45,710	42,639	0.09
Endeavor Schools Holdings, LLC	(4)(5)(7)(11)	SOFR +	6.25%	9.92%	7/18/2023	7/18/2029	8,531		8,432	7,848	0.02
Essential Services Holding Corp.	(4)(10)	SOFR +	5.50%	9.17% (incl. 2.75% PIK)	6/17/2024	6/17/2031	69,595		69,077	68,029	0.15
Essential Services Holding Corp.	(4)(5)(7)(10)	SOFR +	5.00%	8.67%	6/17/2024	6/17/2030	3,622		3,505	3,346	0.01
GBT US III, LLC	(6)(8)	SOFR +	2.00%	5.67%	1/21/2026	7/25/2031	3,950		3,950	3,877	0.01
Go Car Wash Management Corp.	(4)(11)	SOFR +	5.75%	9.52%	10/12/2021	6/30/2028	87,945		87,543	85,746	0.19
Imagine Learning, LLC	(9)	SOFR +	3.50%	7.17%	2/1/2024	12/21/2029	60,904		60,711	56,641	0.13
Mckissock Investment Holdings, LLC	(10)	SOFR +	5.00%	8.82%	3/10/2022	3/12/2029	9,621		9,580	8,408	0.02
Mckissock Investment Holdings, LLC	(10)	SOFR +	5.00%	8.67%	11/20/2023	3/12/2029	21,355		21,057	18,663	0.04
Metrodora S.L.	(4)(5)(6)(8)	E +	4.25%	6.39%	8/7/2025	7/15/2032	EUR	1,367	1,579	1,565	0.00
Metrodora S.L.	(4)(5)(6)(8)	E +	4.25%	6.39%	8/7/2025	7/15/2032	EUR	558	645	639	0.00
Pre-Paid Legal Services, Inc.	(9)	SOFR +	3.25%	6.92%	12/15/2021	12/15/2028	15,547		15,501	13,537	0.03
Scientian 2 Spain, S.L.	(4)(5)(6)(8)	E +	4.25%	6.39%	8/7/2025	7/15/2032	EUR	1,599	1,847	1,830	0.00
Scientian France, SAS	(4)(5)(6)(8)	E +	4.25%	6.39%	8/7/2025	7/15/2032	EUR	3,525	4,071	4,034	0.01

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Diversified Consumer Services (continued)
Seahawk Bidco, LLC	(4)(7)(11)	SOFR +	4.75%	8.44%	12/19/2024	12/19/2031	$295,759	$293,527	$293,942	0.65%
Seahawk Bidco, LLC	(4)(5)(7)(11)	SOFR +	4.75%	8.45%	12/19/2024	12/19/2030	3,916	3,755	3,804	0.01
Spring Education Group, Inc.	(8)	SOFR +	3.25%	6.95%	9/29/2023	10/4/2030	13,475	13,366	13,388	0.03
Sunshine Cadence Holdco, LLC	(4)(10)	SOFR +	5.00%	8.65%	5/1/2024	5/1/2031	197,000	195,569	195,030	0.43
Sunshine Cadence Holdco, LLC	(4)(7)(10)	SOFR +	5.00%	8.65%	5/1/2024	5/1/2031	51,666	51,072	50,829	0.11
University Support Services, LLC	(9)	SOFR +	2.75%	6.42%	2/10/2022	2/10/2029	8,973	8,932	8,819	0.02
								2,284,895	2,244,055	4.98
Diversified REITs
Iron Mountain Information Management, LLC	(8)	SOFR +	2.00%	5.67%	12/28/2023	1/31/2031	7,376	7,397	7,346	0.02
Diversified Telecommunication Services
Radiate Holdco, LLC	(10)	SOFR +	5.00%	8.78% (incl. 1.50% PIK)	6/30/2025	9/25/2029	15,658	15,660	13,981	0.03
Zacapa, LLC	(6)(9)	SOFR +	3.75%	7.45%	10/29/2024	3/22/2029	10,309	10,309	10,295	0.02
								25,969	24,276	0.05
Electric Utilities
Cogentrix Finance Holdco I, LLC	(8)	SOFR +	2.25%	5.92%	8/7/2025	2/26/2032	2,083	2,089	2,087	0.00
Grid Alliance Partners, LLC	(4)(7)(10)	SOFR +	4.75%	8.45%	7/1/2025	7/1/2032	98,963	98,063	98,193	0.22
Grid Alliance Partners, LLC	(4)(5)(7)(10)	SOFR +	4.75%	8.42%	7/1/2025	7/1/2030	1,213	1,084	1,099	0.00
Qualus Power Services Corp.	(4)(11)	SOFR +	4.25%	7.92%	3/26/2021	3/27/2028	60,248	59,958	60,248	0.13
Qualus Power Services Corp.	(4)(11)	SOFR +	4.25%	7.92%	7/27/2023	3/27/2028	53,307	52,919	53,307	0.12
Qualus Power Services Corp.	(4)(11)	SOFR +	4.25%	7.92%	5/9/2024	3/27/2028	86,100	85,206	86,100	0.19
Qualus Power Services Corp.	(4)(5)(11)	SOFR +	4.25%	7.92%	10/10/2025	3/27/2028	27,423	27,296	27,423	0.06
Qualus Power Services Corp.	(4)(5)(7)(11)	SOFR +	4.25%	7.92%	10/10/2025	3/27/2028	16,289	16,059	16,139	0.04
								342,674	344,596	0.76

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Electrical Equipment
Emergency Power Holdings, LLC	(4)(7)(11)	SOFR +	4.75%	8.42%	8/17/2021	8/17/2031		$252,581	$251,238	$252,564	0.56%
Griffon Bidco, Inc.	(4)(7)(10)	SOFR +	5.00%	8.70%	7/31/2025	7/31/2031		119,706	118,351	119,379	0.27
IEM New Sub 2, LLC	(4)(7)(9)	SOFR +	4.75%	8.37%	12/3/2025	12/3/2031		644,873	638,990	640,921	1.42
Madison IAQ, LLC	(9)	SOFR +	2.50%	6.13%	6/21/2021	6/21/2028		23,227	23,158	23,249	0.05
									1,031,737	1,036,113	2.30
Electronic Equipment, Instruments & Components
Albireo Energy, LLC	(4)(11)	SOFR +	5.75%	9.51%	2/5/2026	12/23/2029		24,669	24,604	24,669	0.05
Albireo Energy, LLC	(4)(5)(7)(11)	SOFR +	5.75%	9.51%	2/5/2026	12/23/2029		9,305	9,212	9,224	0.02
Duro Dyne National Corp.	(4)(7)(10)	SOFR +	4.50%	8.20%	11/15/2024	11/17/2031		160,173	158,469	160,000	0.36
Dwyer Instruments, LLC	(4)(10)	SOFR +	4.75%	8.45%	11/15/2024	7/20/2029		46,097	45,770	46,097	0.10
Dwyer Instruments, LLC	(4)(5)(7)(10)	SOFR +	4.75%	8.45%	11/15/2024	7/30/2029		3,235	3,184	3,235	0.01
Dwyer Instruments, LLC	(4)(5)(10)	SOFR +	4.75%	8.45%	11/15/2024	7/30/2029		6,032	5,989	6,032	0.01
Electro Switch Business Trust, LLC	(4)(7)(10)	SOFR +	4.75%	8.45%	9/2/2025	9/2/2032		169,440	168,059	167,512	0.37
Guardian Bidco, Inc.	(4)(5)(7)(8)	SOFR +	5.50%	9.12%	9/2/2025	8/30/2032		28,965	28,682	28,637	0.06
Infinite Bidco, LLC	(9)	SOFR +	3.75%	7.68%	3/2/2021	3/2/2028		7,935	7,919	7,555	0.02
Modena Buyer, LLC	(8)	SOFR +	4.25%	7.92%	7/1/2024	7/1/2031		25,003	24,624	22,527	0.05
Phoenix 1 Buyer Corp.	(4)(7)(10)	SOFR +	4.75%	8.42%	11/20/2023	11/20/2030		42,369	42,036	42,369	0.09
Spectrum Safety Solutions Purchaser, LLC	(4)(5)(6)(9)	E +	4.50%	6.68%	7/1/2024	7/1/2030	EUR	7,779	8,340	8,992	0.02
Spectrum Safety Solutions Purchaser, LLC	(4)(6)(9)	E +	4.50%	6.63%	7/1/2024	7/1/2031	EUR	63,476	67,411	73,369	0.16
Spectrum Safety Solutions Purchaser, LLC	(4)(6)(7)(9)	SOFR +	4.50%	8.20%	7/1/2024	7/1/2031		297,343	293,294	297,343	0.66
									887,593	897,561	1.98

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Energy Equipment & Services
LPW Group Holdings, Inc.	(4)(7)(11)	SOFR +	6.00%	9.77%	3/15/2024	3/15/2031		$32,258	$31,579	$32,258	0.07%
Entertainment
EOC Borrower, LLC	(8)	SOFR +	2.75%	6.42%	2/3/2026	3/24/2032		3,990	3,985	3,986	0.01
OEG Borrower, LLC	(8)	SOFR +	3.50%	7.19%	4/22/2025	6/30/2031		8,088	7,989	8,132	0.02
Renaissance Holdings Corp.	(9)	SOFR +	4.00%	7.67%	12/6/2024	4/5/2030		966	966	695	0.00
									12,940	12,813	0.03
Financial Services
Atlas Securitized Products Funding 2, LP	(4)(5)(6)(8)	SOFR +	1.50%	5.42%	3/28/2024	5/25/2063		150,000	146,340	149,925	0.33
Carr Riggs & Ingram Capital, LLC	(4)(9)	SOFR +	4.25%	7.95%	11/18/2024	11/18/2031		42,953	42,607	42,953	0.10
Carr Riggs & Ingram Capital, LLC	(4)(5)(7)(9)	SOFR +	4.25%	7.92%	11/18/2024	11/18/2031		14,153	13,968	14,153	0.03
Citrin Cooperman Advisors, LLC	(8)	SOFR +	3.00%	6.70%	8/22/2025	4/1/2032		4,478	4,485	4,315	0.01
DM Intermediate Parent, LLC	(4)(10)	SOFR +	4.75%	8.42%	9/30/2024	9/30/2030		103,526	102,361	103,526	0.23
DM Intermediate Parent, LLC	(4)(5)(7)(10)	SOFR +	4.75%	8.42%	9/30/2024	9/30/2030		45,345	45,174	45,345	0.10
DM Intermediate Parent, LLC	(4)(5)(7)(10)	SOFR +	4.75%	8.42%	9/30/2024	9/30/2030		2,477	2,129	2,477	0.01
DM Intermediate Parent, LLC	(4)(5)(7)(10)	SOFR +	5.00%	8.67%	12/19/2025	9/30/2030		31,631	31,116	31,631	0.07
Harp Finco, Ltd.	(4)(6)(8)	S +	5.00%	8.73%	3/27/2025	3/27/2032	GBP	84,561	107,641	111,925	0.25
Mitchell International, Inc.	(9)	SOFR +	3.00%	6.67%	1/22/2026	6/17/2031		41,861	41,705	40,058	0.09
More Cowbell II, LLC	(4)(7)(10)	SOFR +	4.50%	7.99%	9/3/2025	9/1/2030		92,865	92,563	92,837	0.21
Nexus Buyer, LLC	(8)	SOFR +	3.50%	7.17%	11/4/2025	7/31/2031		4,381	4,367	4,224	0.01
PKF O'Connor Davies Advisory, LLC	(4)(7)(10)	SOFR +	4.50%	8.17%	11/15/2024	11/18/2031		94,833	93,982	94,833	0.21
Oak Funding, LLC	(4)(7)(9)	SOFR +	4.50%	8.17%	12/2/2025	12/2/2032		141,180	139,769	139,699	0.31
Planet US Buyer, LLC	(6)(8)	SOFR +	3.00%	6.67%	3/5/2026	2/7/2031		3,990	4,000	3,996	0.01
Solera, LLC	(9)(18)	SOFR +	3.75%	7.68%	6/4/2021	6/2/2028		1,765	1,762	1,558	0.00
									873,969	883,455	1.97
Food Products
Dreyers Grand Ice Cream, Inc.	(6)(8)	SOFR +	2.25%	5.88%	4/4/2025	9/30/2031		3,956	3,892	3,883	0.01
Froneri US, Inc.	(6)(8)	SOFR +	2.25%	5.88%	8/22/2025	9/30/2032		2,992	2,992	2,940	0.01
									6,884	6,823	0.02
Ground Transportation
Channelside AcquisitionCo, Inc.	(4)(7)(10)	SOFR +	4.75%	8.42%	5/15/2024	6/30/2028		154,483	154,132	151,885	0.34

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Health Care Equipment & Supplies
AEC Parent Holdings, Inc.	(5)(9)(17)	SOFR +	5.75%	9.60%	6/13/2022	6/13/2029		$24,492	$21,657	$15,727	0.03%
Bamboo US BidCo, LLC	(4)(7)(11)	SOFR +	5.00%	8.67%	9/29/2023	9/30/2030		48,446	47,671	47,961	0.11
Bamboo US BidCo, LLC	(4)(11)	E +	5.00%	7.03%	9/29/2023	9/30/2030	EUR	74,942	78,383	85,755	0.19
Bamboo US BidCo, LLC	(4)(5)(11)	SOFR +	5.00%	8.67%	11/20/2024	9/30/2030		5,459	5,366	5,404	0.01
Bamboo US BidCo, LLC	(4)(5)(11)	SOFR +	5.00%	8.67%	11/20/2024	9/30/2030		12,824	12,775	12,696	0.03
CSHC Buyerco, LLC	(4)(5)(11)	SOFR +	4.75%	8.52%	7/30/2025	9/8/2026		1,687	1,681	1,683	0.00
Ergotron Acquisition, LLC	(4)(10)	SOFR +	5.25%	8.92%	7/6/2022	7/6/2028		61,836	61,383	61,682	0.14
GCX Corporation Buyer, LLC	(4)(10)	SOFR +	5.50%	9.35%	9/13/2021	9/13/2027		189,090	188,170	185,308	0.41
GCX Corporation Buyer, LLC	(4)(10)	SOFR +	5.50%	9.32%	9/13/2021	9/13/2027		47,891	47,683	46,933	0.10
Natus Medical, Inc.	(4)(9)	SOFR +	5.25%	9.10%	7/21/2022	7/20/2029		29,210	28,235	29,210	0.06
Natus Medical, Inc.	(4)(5)(7)(9)	SOFR +	4.25%	8.03%	7/21/2022	7/21/2027		1,000	963	943	0.00
WS Audiology A/S	(6)(8)	SOFR +	3.25%	6.95%	2/13/2026	2/28/2029		11,723	11,723	11,738	0.03
Zeus, LLC	(4)(10)	SOFR +	5.50%	9.20%	2/28/2024	2/28/2031		48,989	48,482	45,927	0.10
Zeus, LLC	(4)(5)(10)	SOFR +	5.50%	9.20%	2/28/2024	2/28/2031		4,529	4,493	4,246	0.01
Zeus, LLC	(4)(5)(7)(10)	SOFR +	5.50%	9.21%	2/28/2024	2/28/2030		914	847	485	0.00
									559,512	555,698	1.22
Health Care Providers & Services
123Dentist, Inc.	(4)(6)(10)	CA +	5.00%	7.28%	8/10/2022	8/10/2029	CAD	257,763	198,878	185,294	0.41
123Dentist, Inc.	(4)(5)(6)(10)	CA +	5.00%	7.28%	8/9/2024	8/10/2029	CAD	34,595	25,074	24,869	0.06
ACI Group Holdings, Inc.	(4)(5)(7)(10)(17)	SOFR +	5.50%	9.21%	8/2/2021	8/2/2027		21,267	21,171	14,769	0.03
ACI Group Holdings, Inc.	(4)(10)(17)	SOFR +	6.00%	9.80% (incl. 3.25% PIK)	7/7/2023	8/2/2028		138,413	136,982	96,543	0.21
ADCS Clinics Intermediate Holdings, LLC	(4)(11)	SOFR +	6.25%	10.05%	5/7/2021	5/7/2027		10,273	10,235	9,246	0.02
ADCS Clinics Intermediate Holdings, LLC	(4)(11)	SOFR +	6.25%	9.95%	5/7/2021	5/7/2027		8,449	8,422	7,604	0.02
ADCS Clinics Intermediate Holdings, LLC	(4)(5)(7)(11)	SOFR +	6.25%	9.96%	5/7/2021	5/7/2026		1,561	1,559	1,170	0.00
ADCS Clinics Intermediate Holdings, LLC	(4)(5)(11)	SOFR +	6.25%	10.05%	4/14/2022	5/7/2027		247	246	222	0.00

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Health Care Providers & Services (continued)
Amerivet Partners Management, Inc.	(4)(7)(10)	SOFR +	5.50%	9.35%	2/25/2022	2/25/2028		$20,731	$20,473	$19,332	0.04%
Aryeh Bidco Investment, Ltd.	(4)(6)(10)	CA +	5.00%	7.31%	1/14/2026	1/14/2033	CAD	42,679	30,441	30,374	0.07
Aryeh Bidco Investment, Ltd.	(4)(5)(6)(7)(10)	CA +	5.00%	7.27%	1/14/2026	1/14/2033	CAD	1,135	757	743	0.00
Biotouch Global Solutions, Inc.	(4)(7)(11)	SOFR +	5.50%	9.17%	8/27/2025	8/27/2032	129,552		127,569	127,388	0.28
Biotouch Global Solutions, Inc.	(4)(5)(7)(11)	SOFR +	5.50%	9.16%	8/27/2025	8/27/2032	4,130		4,009	3,998	0.01
Canadian Hospital Specialties, Ltd.	(4)(6)(11)	CA +	4.50%	7.12%	4/15/2021	4/14/2028	CAD	14,482	11,518	10,411	0.02
Canadian Hospital Specialties, Ltd.	(4)(6)(7)(10)	CA +	4.50%	7.12%	4/15/2021	4/15/2027	CAD	2,700	1,724	1,941	0.00
Caramel Bidco, Limited	(4)(6)(8)	S +	6.00%	9.97%	2/11/2022	2/24/2029	GBP	60,000	79,240	66,114	0.15
Caramel Bidco, Limited	(4)(5)(6)(8)	S +	6.00%	9.73%	2/24/2022	2/24/2029	GBP	2,265	3,024	2,496	0.01
Caramel Bidco, Limited	(4)(6)(8)	E +	6.00%	8.12%	2/24/2022	2/24/2029	EUR	14,000	15,605	13,471	0.03
Caramel Bidco, Limited	(4)(6)(8)	SOFR +	6.00%	9.91%	2/24/2022	2/24/2029	6,125		6,294	5,114	0.01
CCBlue Bidco, Inc.	(4)(5)(10)	SOFR +	6.50%	10.30% (incl. 4.00% PIK)	12/21/2021	12/21/2028	601,588		597,912	493,302	1.10
CHG Healthcare Services, Inc.	(9)	SOFR +	2.75%	6.42%	3/5/2026	9/29/2028	3,990		4,000	3,998	0.01
CNT Holdings I Corp.	(10)	SOFR +	2.50%	6.17%	4/3/2025	11/8/2032	5,445		5,385	5,449	0.01
Commander Buyer, Inc.	(4)(7)(10)	SOFR +	4.50%	8.17%	6/26/2025	6/26/2032	161,029		159,006	160,514	0.36
Compsych Investments Corp.	(4)(7)(10)	SOFR +	4.75%	8.42%	7/22/2024	7/22/2031	69,784		69,481	68,874	0.15
CSC Mkg Topco, LLC	(4)(10)	SOFR +	5.50%	9.27%	2/1/2022	2/1/2029	158,359		157,074	158,359	0.35
CSC Mkg Topco, LLC	(4)(10)	SOFR +	5.50%	9.28%	8/1/2022	2/1/2029	21,194		20,893	21,194	0.05
DCA Investment Holdings, LLC	(4)(5)(10)(17)	SOFR +	6.41%	12.10%	3/12/2021	4/3/2028	12,855		12,803	10,605	0.02
DCA Investment Holdings, LLC	(4)(5)(10)(17)	SOFR +	6.50%	10.17%	12/28/2022	4/3/2028	9,795		9,664	8,081	0.02
DCA Investment Holdings, LLC	(4)(10)(17)	SOFR +	6.41%	12.10%	2/25/2022	4/3/2028	12,021		11,999	9,917	0.02
Ensemble RCM, LLC	(8)	SOFR +	3.00%	6.66%	2/9/2026	2/9/2033	4,000		3,980	3,962	0.01
Global Medical Response, Inc.	(8)	SOFR +	3.50%	7.17%	10/14/2025	10/1/2032	4,489		4,486	4,480	0.01
Heartland Dental, LLC	(8)	SOFR +	3.75%	7.42%	8/7/2025	8/25/2032	5,881		5,885	5,876	0.01
Imagine 360, LLC	(4)(7)(10)	SOFR +	4.75%	8.45%	9/18/2024	9/30/2028	96,054		95,362	95,900	0.21
Inception Fertility Ventures, LLC	(4)(7)(10)	SOFR +	5.50%	9.17%	4/29/2024	4/29/2030	281,680		281,314	278,978	0.62
Jayhawk Buyer, LLC	(4)(11)	SOFR +	5.25%	9.02%	5/26/2021	4/15/2028	223,779		222,493	218,185	0.48
Kwol Acquisition, Inc.	(4)(7)(10)	SOFR +	5.00%	8.70%	12/8/2023	12/6/2029	10,272		10,120	10,272	0.02
Kwol Acquisition, Inc.	(4)(5)(10)	SOFR +	5.00%	8.70%	2/17/2026	12/12/2029	3,586		3,560	3,586	0.01

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Health Care Providers & Services (continued)
MB2 Dental Solutions, LLC	(4)(10)	SOFR +	5.50%	9.17%	2/13/2024	2/13/2031	$37,081	$36,821	$37,081	0.08%
MB2 Dental Solutions, LLC	(4)(5)(10)	SOFR +	5.50%	9.17%	2/13/2024	2/13/2031	7,818	7,818	7,818	0.02
MB2 Dental Solutions, LLC	(4)(5)(10)	SOFR +	5.50%	9.17%	2/13/2024	2/13/2031	5,485	5,453	5,485	0.01
MB2 Dental Solutions, LLC	(4)(5)(7)(10)	SOFR +	5.50%	9.17%	2/13/2024	2/13/2031	90	74	90	0.00
MED ParentCo, LP	(8)	SOFR +	3.00%	6.67%	2/3/2026	4/15/2031	5,985	5,990	5,990	0.01
Navigator Acquiror, Inc.	(4)(7)(9)	SOFR +	5.50%	9.27% (incl. 4.00% PIK)	7/16/2021	7/16/2030	543,665	542,370	433,337	0.96
Onex TSG Intermediate Corp.	(6)(8)	SOFR +	3.25%	6.95%	2/9/2026	8/6/2032	4,500	4,480	4,530	0.01
ONS MSO, LLC	(4)(5)(11)	SOFR +	5.75%	9.42%	12/13/2023	7/8/2028	68,414	68,403	66,020	0.15
ONS MSO, LLC	(4)(5)(7)(11)	SOFR +	6.25%	9.90%	12/13/2023	7/8/2028	5,917	5,865	5,689	0.01
ONS MSO, LLC	(4)(11)	SOFR +	5.75%	9.42%	4/26/2024	7/8/2028	9,825	9,774	9,481	0.02
Outcomes Group Holdings, Inc.	(8)	SOFR +	3.00%	6.67%	3/5/2026	5/6/2031	4,093	4,103	4,099	0.01
Pacific Dental Services, Inc.	(8)	SOFR +	2.50%	6.18%	4/3/2025	3/15/2031	4,901	4,865	4,910	0.01
Plasma Buyer, LLC	(4)(10)(17)	SOFR +	5.75%	9.45% PIK	5/12/2022	5/12/2029	95,634	88,367	56,902	0.13
Plasma Buyer, LLC	(4)(5)(10)(17)	SOFR +	6.25%	9.95% PIK	5/12/2022	5/12/2029	3,548	3,333	2,111	0.00
Plasma Buyer, LLC	(4)(5)(7)(10)(17)	SOFR +	5.75%	9.44% PIK	5/12/2022	5/12/2028	15,493	14,347	9,219	0.02
Plasma Buyer, LLC	(4)(5)(7)(10)(17)	SOFR +	5.75%	9.46% PIK	3/24/2026	3/31/2027	2,122	2,122	2,228	0.00
PPV Intermediate Holdings, LLC	(4)(10)	SOFR +	5.75%	9.42%	8/31/2022	8/31/2029	124,705	123,543	124,705	0.28
PPV Intermediate Holdings, LLC	(4)(5)(7)(11)	SOFR +	5.25%	8.92%	9/6/2023	8/31/2029	12,589	12,452	12,393	0.03
PPV Intermediate Holdings, LLC	(4)(5)(7)(11)	SOFR +	5.75%	9.41%	8/31/2022	8/31/2029	3,716	3,620	3,716	0.01
PSKW Intermediate, LLC	(4)(11)	SOFR +	5.50%	9.27%	12/11/2024	3/9/2028	11,920	11,920	11,830	0.03
Raven Acquisition Holdings, LLC	(6)(7)(8)	SOFR +	3.00%	6.67%	4/10/2025	11/19/2031	2,772	2,707	2,719	0.01
Smile Doctors, LLC	(4)(10)	SOFR +	5.90%	9.63%	6/9/2023	12/23/2028	511,534	507,420	496,188	1.10
Smile Doctors, LLC	(4)(7)(10)	SOFR +	5.90%	9.63%	6/9/2023	12/23/2028	122,224	119,946	116,739	0.26
Snoopy Bidco, Inc.	(4)(10)	SOFR +	6.50%	10.43% (incl. 5.50% PIK)	6/1/2021	6/1/2028	737,298	733,661	693,060	1.54
Southern Veterinary Partners, LLC	(8)	SOFR +	2.50%	6.18%	7/22/2025	12/4/2031	10,134	10,175	10,060	0.02

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Health Care Providers & Services (continued)
SpecialtyCare, Inc.	(4)(11)	SOFR +	5.00%	8.66%	8/26/2025	12/18/2029		$69,332	$68,618	$68,639	0.15%
SpecialtyCare, Inc.	(4)(5)(7)(11)	SOFR +	5.00%	8.67%	8/26/2025	12/18/2029		629	591	545	0.00
Stepping Stones Healthcare Services, LLC	(4)(7)(10)	SOFR +	4.75%	8.45%	1/5/2026	1/5/2033		205,213	202,569	204,486	0.45
The Fertility Partners, Inc.	(4)(6)(7)(10)	CA +	5.75%	8.32%	3/16/2022	3/16/2028	CAD	133,791	103,641	92,052	0.20
The Fertility Partners, Inc.	(4)(6)(10)	SOFR +	5.75%	9.53%	3/16/2022	3/16/2028		44,970	44,615	43,171	0.10
UMP Holdings, LLC	(4)(10)	SOFR +	5.75%	9.42%	7/15/2022	7/15/2028		9,378	9,307	9,097	0.02
UMP Holdings, LLC	(4)(5)(10)	SOFR +	5.75%	9.42%	7/15/2022	7/15/2028		12,866	12,828	12,480	0.03
Unified Women's Healthcare, LP	(4)(9)	SOFR +	5.00%	8.70%	6/16/2022	6/18/2029		867,199	867,199	867,199	1.93
Unified Women's Healthcare, LP	(4)(5)(9)	SOFR +	5.00%	8.70%	3/22/2024	6/18/2029		4,928	4,906	4,928	0.01
Unified Women's Healthcare, LP	(4)(5)(7)(9)	SOFR +	5.00%	8.68%	3/22/2024	6/18/2029		3,965	3,944	3,965	0.01
Unified Women's Healthcare, LP	(4)(7)(9)	SOFR +	5.00%	8.70%	9/22/2025	6/18/2029		40,592	40,264	40,592	0.09
US Oral Surgery Management Holdco, LLC	(4)(10)	SOFR +	5.25%	9.02%	11/18/2021	11/20/2028		153,992	153,206	153,992	0.34
US Oral Surgery Management Holdco, LLC	(4)(10)	SOFR +	5.25%	9.00%	11/18/2021	11/20/2028		64,821	64,523	64,821	0.14
US Oral Surgery Management Holdco, LLC	(4)(5)(10)	SOFR +	5.25%	9.02%	8/16/2023	11/20/2028		6,191	6,137	6,191	0.01
US Oral Surgery Management Holdco, LLC	(4)(5)(10)	SOFR +	5.25%	9.02%	12/5/2022	11/20/2028		107	107	107	0.00
US Oral Surgery Management Holdco, LLC	(4)(5)(7)(10)	SOFR +	5.25%	9.02%	8/16/2023	11/20/2028		23,736	23,392	23,736	0.05
Veonet Lense, GmbH	(6)(8)	S +	4.75%	8.48%	2/26/2025	3/14/2029	GBP	253,448	322,678	288,499	0.64
WHCG Purchaser III, Inc.	(4)(5)(7)(10)	SOFR +	6.50%	10.20% (incl. 5.10% PIK)	8/2/2024	6/30/2029		49,107	49,107	49,107	0.11
WHCG Purchaser III, Inc.	(4)(5)(10)(17)		10.00%	10.00% PIK	8/2/2024	6/30/2030		42,108	14,654	19,369	0.04
									6,700,553	6,262,007	13.87
Health Care Technology
Accuity Delivery Systems, LLC	(4)(7)(9)	SOFR +	4.75%	8.42%	5/29/2025	5/29/2031		166,941	165,964	166,350	0.37
athenahealth, Inc.	(9)	SOFR +	2.75%	6.42%	2/15/2022	2/15/2029		20,238	20,183	19,896	0.04
Brilliance Technologies, Inc.	(4)(7)(9)	SOFR +	5.00%	8.67% (incl. 2.75% PIK)	3/11/2025	3/11/2032		88,658	87,820	87,882	0.20
Brilliance Technologies, Inc.	(4)(5)(9)	SOFR +	5.00%	8.67% (incl. 2.75% PIK)	3/11/2025	3/11/2032		141,853	141,253	141,143	0.31
Brilliance Technologies, Inc.	(4)(9)	SOFR +	5.00%	8.67% (incl. 2.75% PIK)	5/16/2025	3/11/2032		194,887	194,042	193,913	0.43

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Health Care Technology (continued)
Caerus US 1, Inc.	(4)(6)(10)	SOFR +	5.00%	8.70%	5/25/2022	5/25/2029	$436,693	$432,763	$436,693	0.97%
Caerus US 1, Inc.	(4)(5)(6)(7)(10)	SOFR +	5.00%	8.67%	5/25/2022	5/25/2029	53,781	53,322	53,781	0.12
Caerus US 1, Inc.	(4)(6)(10)	SOFR +	5.00%	8.70%	10/28/2022	5/25/2029	35,661	35,486	35,661	0.08
Caerus US 1, Inc.	(4)(6)(10)	SOFR +	5.00%	8.70%	10/28/2022	5/25/2029	243,675	242,874	243,675	0.54
Caerus US 1, Inc.	(4)(6)(10)	SOFR +	5.00%	8.70%	3/27/2024	5/25/2029	68,944	68,944	68,944	0.15
Color Intermediate, LLC	(4)(10)	SOFR +	4.75%	8.55%	7/2/2024	10/4/2029	360,570	356,078	360,570	0.80
Continental Buyer, Inc.	(4)(5)(7)(10)	SOFR +	4.50%	8.17%	2/14/2025	4/2/2031	58,164	57,560	58,096	0.13
Continental Buyer, Inc.	(4)(5)(10)	SOFR +	4.50%	8.17%	10/21/2025	4/2/2031	34,476	34,318	34,476	0.08
Cotiviti, Inc.	(8)	SOFR +	2.75%	6.42%	5/1/2024	5/1/2031	17,169	17,106	15,860	0.04
Cronos Crimson Holdings, Inc.	(4)(10)	SOFR +	6.09%	9.89%	3/1/2021	3/1/2028	71,173	70,589	70,462	0.16
Cronos Crimson Holdings, Inc.	(4)(10)	SOFR +	6.09%	9.87%	3/1/2021	3/1/2028	14,758	14,688	14,610	0.03
CT Technologies Intermediate Holdings, Inc.	(4)(7)(10)	SOFR +	5.00%	8.67%	8/30/2024	8/30/2031	161,327	159,812	160,983	0.36
CT Technologies Intermediate Holdings, Inc.	(4)(10)	SOFR +	4.75%	8.42%	8/5/2025	8/30/2031	160,322	158,891	160,322	0.36
CT Technologies Intermediate Holdings, Inc.	(4)(10)	SOFR +	4.75%	8.42%	7/10/2025	8/30/2031	68,679	68,073	68,679	0.15
CT Technologies Intermediate Holdings, Inc.	(4)(5)(7)(10)	SOFR +	4.75%	8.42%	7/10/2025	8/30/2031	30,243	29,932	30,243	0.07
GI Ranger Intermediate, LLC	(4)(7)(10)	SOFR +	6.00%	9.85%	10/29/2021	10/30/2028	105,816	105,103	99,640	0.22
Healthcomp Holding Company, LLC	(4)(10)	SOFR +	5.75%	9.42%	11/8/2023	11/8/2029	187,971	186,910	176,693	0.39
Imprivata, Inc.	(8)	SOFR +	3.00%	6.70%	6/20/2025	12/1/2027	1,982	1,982	1,969	0.00
Kona Buyer, LLC	(4)(7)(10)	SOFR +	4.50%	8.17%	7/23/2024	7/23/2031	212,940	210,645	211,249	0.47
Kona Buyer, LLC	(4)(5)(10)	SOFR +	4.50%	8.16%	7/23/2024	7/23/2031	53,588	53,353	53,320	0.12
Kona Buyer, LLC	(4)(5)(10)	SOFR +	4.50%	8.16%	7/23/2024	7/23/2031	60,173	59,909	59,872	0.13
Kona Buyer, LLC	(4)(5)(10)	SOFR +	4.50%	8.17%	7/23/2024	7/23/2031	16,012	16,221	15,931	0.04
Magic Bidco, Inc.	(4)(5)(7)(10)	SOFR +	5.75%	9.42%	7/1/2024	7/1/2030	7,469	7,322	6,971	0.02
Magic Bidco, Inc.	(4)(10)	SOFR +	5.75%	9.42%	7/1/2024	7/1/2030	57,240	56,345	53,806	0.12
Magic Bidco, Inc.	(4)(5)(7)(10)	SOFR +	5.75%	9.42%	7/1/2024	7/1/2030	2,839	2,807	1,788	0.00
MEDX AMCP Holdings, LLC	(4)(5)(7)(10)	SOFR +	4.50%	8.17%	7/21/2025	7/21/2032	22,377	22,098	22,021	0.05
Modernizing Medicine, Inc.	(4)(5)(7)(10)	SOFR +	4.75%	8.45% (incl. 2.25% PIK)	4/30/2025	4/30/2032	45,921	45,495	45,879	0.10
Neptune Holdings, Inc.	(4)(7)(10)	SOFR +	4.50%	8.20%	12/12/2024	8/31/2030	14,663	14,403	14,613	0.03
Netsmart Technologies, Inc.	(4)(7)(10)	SOFR +	5.20%	8.87% (incl. 2.70% PIK)	8/23/2024	8/23/2031	138,568	137,268	136,823	0.30

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Health Care Technology (continued)
Octane Purchaser, Inc.	(4)(7)(9)	SOFR +	4.25%	7.92%	5/19/2025	5/19/2032	$167,453	$166,565	$166,439	0.37%
Project Ruby Ultimate Parent Corp.	(8)	SOFR +	2.75%	6.53%	7/18/2025	3/10/2028	9,020	9,020	8,990	0.02
QF Holdings, Inc.	(4)(7)(9)	SOFR +	4.50%	8.20%	12/29/2025	12/15/2032	116,279	115,586	115,560	0.26
Rocky MRA Acquisition Corp.	(4)(9)	SOFR +	5.00%	8.75%	4/1/2022	4/2/2029	165,284	164,284	165,284	0.37
Signant Finance One, Ltd.	(4)(7)(10)	SOFR +	4.75%	8.45%	10/16/2025	10/16/2031	412,709	408,089	410,006	0.91
Vizient, Inc.	(9)	SOFR +	1.75%	5.42%	8/1/2024	8/1/2031	4,293	4,318	4,297	0.01
Waystar Technologies, Inc.	(8)	SOFR +	2.00%	5.67%	8/6/2025	10/22/2029	6,322	6,322	6,314	0.01
								4,203,743	4,199,704	9.33
Hotels, Restaurants & Leisure
Alterra Mountain, Co.	(8)	SOFR +	2.50%	6.17%	7/23/2025	8/17/2028	7,276	7,276	7,283	0.02
Bulldog Purchaser, Inc.	(9)	SOFR +	3.25%	6.91%	2/5/2026	2/4/2033	3,500	3,509	3,499	0.01
Caesars Entertainment, Inc.	(6)(9)	SOFR +	2.25%	5.92%	2/6/2023	2/6/2030	5,877	5,889	5,722	0.01
Caesars Entertainment, Inc.	(6)(9)	SOFR +	2.25%	5.92%	6/16/2025	2/6/2031	3,690	3,688	3,594	0.01
Century Casinos, Inc.	(6)(10)	SOFR +	6.00%	9.78%	4/1/2022	4/2/2029	30,722	30,456	21,506	0.05
DK Crown Holdings, Inc.	(6)(8)	SOFR +	1.75%	5.42%	6/16/2025	3/4/2032	1,398	1,397	1,399	0.00
FanDuel Group Financing, LLC	(6)(9)	SOFR +	1.75%	5.45%	4/3/2025	11/30/2030	5,224	5,157	5,180	0.01
Fertitta Entertainment, LLC	(9)	SOFR +	3.25%	6.92%	1/27/2022	1/27/2029	15,000	14,929	14,738	0.03
Flynn Restaurant Group, LP	(8)	SOFR +	3.75%	7.42%	4/3/2025	1/28/2032	7,446	7,371	7,331	0.02
IRB Holding Corp.	(9)	SOFR +	2.50%	6.18%	11/17/2025	12/15/2030	13,716	13,710	13,699	0.03
Life Time, Inc.	(8)	SOFR +	2.00%	5.67%	8/14/2025	11/5/2031	2,331	2,337	2,334	0.01
Light & Wonder International, Inc.	(6)(9)	SOFR +	2.00%	5.67%	1/22/2026	4/16/2029	641	644	642	0.00
Mic Glen, LLC	(9)	SOFR +	3.25%	6.92%	7/29/2025	7/21/2028	12,566	12,566	12,617	0.03
New Red Finance, Inc.	(6)(8)	SOFR +	1.75%	5.42%	6/16/2024	9/20/2030	12,911	12,789	12,898	0.03
Penn Entertainment, Inc.	(6)(9)	SOFR +	2.50%	6.17%	6/16/2025	5/3/2029	3,746	3,749	3,761	0.01
Scientific Games Holdings, LP	(9)	SOFR +	3.00%	6.65%	6/11/2024	4/4/2029	19,481	19,507	19,219	0.04
Tacala Investment Corp.	(10)	SOFR +	3.00%	6.67%	9/16/2025	1/31/2031	2,940	2,948	2,944	0.01
Voyager Parent, LLC	(6)(8)	SOFR +	4.25%	7.95%	7/18/2025	7/1/2032	3,980	3,838	3,958	0.01
Whatabrands, LLC	(9)	SOFR +	2.50%	6.17%	12/11/2024	8/3/2028	12,153	12,114	12,147	0.03
								163,874	154,471	0.36
Household Durables
AI Aqua Merger Sub, Inc.	(9)	SOFR +	2.75%	6.41%	2/4/2026	7/30/2028	22,044	22,044	22,020	0.05
Madison Safety & Flow, LLC	(8)	SOFR +	2.50%	6.18%	9/25/2025	9/26/2031	5,371	5,371	5,380	0.01
								27,415	27,400	0.06

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Industrial Conglomerates
Bettcher Industries, Inc.	(9)	SOFR +	4.00%	7.67%	12/14/2021	12/14/2028		$6,847	$6,821	$6,863	0.02%
CEP V Investment 11 S.à r.l.	(4)(6)(7)(10)	SA +	6.52%	7.20%	5/6/2022	2/11/2028	CHF	47,449	48,119	56,621	0.13
CEP V Investment 11 S.à r.l.	(4)(6)(10)	E +	6.45%	8.59%	3/31/2023	2/23/2028	EUR	66,051	64,350	73,192	0.16
Engineered Machinery Holdings, Inc.	(8)	SOFR +	3.25%	6.95%	11/26/2025	11/26/2032		7,696	7,696	7,738	0.02
Excelitas Technologies Corp.	(4)(8)	E +	5.25%	7.16%	8/12/2022	8/13/2029	EUR	24,500	24,924	27,965	0.06
Excelitas Technologies Corp.	(4)(7)(10)	SOFR +	5.25%	8.92%	8/12/2022	8/13/2029		33,241	32,834	32,641	0.07
									184,744	205,020	0.46
Insurance
Alera Group, Inc.	(9)	SOFR +	2.75%	6.42%	1/23/2026	5/30/2032		15,737	15,668	15,296	0.03
Alliant Holdings Intermediate, LLC	(8)	SOFR +	2.50%	6.17%	7/31/2025	9/19/2031		6,083	6,036	6,043	0.01
Amerilife Holdings, LLC	(4)(7)(10)	SOFR +	5.00%	8.67%	6/17/2024	8/31/2029		680,370	674,861	676,943	1.50
Amerilife Holdings, LLC	(4)(5)(7)(10)	SOFR +	5.00%	8.67%	6/17/2024	8/31/2028		11,554	11,091	11,105	0.02
AmWINS Group, Inc.	(10)	SOFR +	2.00%	5.67%	1/14/2026	1/30/2032		2,972	2,946	2,956	0.01
Baldwin Insurance Group Holdings, LLC	(6)(8)	SOFR +	2.50%	6.18%	9/12/2025	5/26/2031		11,781	11,775	11,609	0.03
Beacon Dc, Ltd.	(4)(6)(10)	SOFR +	4.75%	8.45%	12/4/2025	12/4/2032		5,000	4,929	4,925	0.01
Beacon Dc, Ltd.	(4)(5)(6)(7)(10)	SOFR +	4.75%	8.45%	12/4/2025	12/4/2032		105	95	87	0.00
BroadStreet Partners, Inc.	(8)	SOFR +	2.50%	6.17%	6/14/2024	6/13/2031		16,244	16,238	15,871	0.04
CRC Insurance Group, LLC	(8)	SOFR +	2.75%	6.45%	12/6/2024	5/6/2031		15,385	15,372	15,207	0.03
CRC Insurance Group, LLC	(4)(5)(7)(8)	SOFR +	3.25%	6.92%	12/6/2024	5/6/2029		9,651	9,374	9,258	0.02
Foundation Risk Partners Corp.	(4)(10)	SOFR +	4.75%	8.45%	10/29/2021	10/29/2030		31,671	31,445	31,671	0.07
Foundation Risk Partners Corp.	(4)(5)(10)	SOFR +	4.75%	8.45%	11/17/2023	10/29/2030		26,612	26,349	26,612	0.06
Foundation Risk Partners Corp.	(4)(10)	SOFR +	4.75%	8.45%	4/14/2022	10/29/2030		34,086	33,823	34,086	0.08
Foundation Risk Partners Corp.	(4)(5)(7)(10)	SOFR +	4.75%	8.45%	10/21/2024	10/29/2030		36,066	35,849	36,066	0.08
Foundation Risk Partners Corp.	(4)(10)	SOFR +	4.75%	8.45%	9/24/2025	10/29/2030		6,763	6,763	6,763	0.02
Foundation Risk Partners Corp.	(4)(5)(10)	SOFR +	4.75%	8.45%	9/24/2025	10/29/2030		3,161	3,161	3,161	0.01
Foundation Risk Partners Corp.	(4)(5)(7)(10)	SOFR +	4.75%	8.45%	10/29/2021	10/29/2029		3,050	2,942	3,050	0.01

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Insurance (continued)
Galway Borrower, LLC	(4)(10)	SOFR +	4.50%	8.20%	9/30/2021	9/29/2028		$238,458	$237,151	$238,458	0.53%
Galway Borrower, LLC	(4)(5)(10)	SOFR +	4.50%	8.20%	9/30/2021	9/29/2028	757		755	757	0.00
Galway Borrower, LLC	(4)(5)(7)(10)	SOFR +	4.50%	8.21%	4/28/2023	9/29/2028	7,740		7,570	7,713	0.02
Gimlet Bidco, GmbH	(4)(6)(8)	E +	5.75%	7.78%	4/15/2024	4/23/2031	EUR	110,003	115,100	127,147	0.28
Gimlet Bidco, GmbH	(4)(6)(8)	E +	5.75%	7.79%	4/15/2024	4/23/2031	EUR	44,816	46,912	51,801	0.12
Higginbotham Insurance Agency, Inc.	(4)(6)(7)(11)	SOFR +	4.50%	8.17%	12/11/2025	6/11/2031	98,332		98,177	98,227	0.22
High Street Buyer, Inc.	(4)(10)	SOFR +	4.50%	8.20%	4/16/2021	4/14/2028	18,941		18,869	18,941	0.04
High Street Buyer, Inc.	(4)(5)(7)(10)	SOFR +	4.50%	8.20%	4/16/2021	4/14/2028	81,256		80,706	81,172	0.18
High Street Buyer, Inc.	(4)(5)(10)	SOFR +	4.50%	8.20%	1/2/2025	4/14/2028	43,768		43,332	43,768	0.10
High Street Buyer, Inc.	(4)(10)	SOFR +	4.50%	8.20%	4/16/2021	4/14/2028	76,072		75,618	76,072	0.17
High Street Buyer, Inc.	(4)(5)(7)(10)	SOFR +	4.50%	8.20%	7/18/2025	4/14/2028	9,255		9,058	9,255	0.02
HUB International, Ltd.	(8)	SOFR +	2.25%	5.92%	4/4/2025	6/20/2030	846		832	845	0.00
Hyperion Refinance S.à r.l.	(6)(9)	SOFR +	2.75%	6.42%	8/4/2025	2/15/2031	14,823		14,695	14,394	0.03
Integrity Marketing Acquisition, LLC	(4)(7)(10)	SOFR +	5.00%	8.67%	8/27/2024	8/25/2028	265,600		264,373	265,600	0.59
Knight Acquireco, LLC	(4)(7)(9)	SOFR +	4.50%	8.16%	11/7/2025	11/7/2032	70,640		70,252	70,405	0.16
Koala Investment Holdings, Inc.	(4)(7)(10)	SOFR +	4.25%	7.95%	8/29/2025	8/29/2032	88,402		87,445	88,241	0.20
MRH Trowe Beteiligungsgesellschaft mbH	(4)(6)(7)(8)	E +	5.00%	7.16%	5/15/2025	5/17/2032	EUR	417	462	469	0.00
OneDigital Borrower, LLC	(9)	SOFR +	3.00%	6.67%	1/28/2025	7/2/2031	9,825		9,825	9,524	0.02
Paisley Bidco, Ltd.	(4)(5)(6)(7)(8)	S +	5.50%	9.25% (incl. 2.00% PIK)	4/17/2024	5/7/2031	GBP	15,063	18,710	18,683	0.04
Paisley Bidco, Ltd.	(4)(5)(6)(8)	E +	5.50%	7.53% (incl. 2.00% PIK)	4/17/2024	5/7/2031	EUR	7,988	8,510	8,655	0.02
Paisley Bidco, Ltd.	(4)(5)(6)(8)	E +	5.50%	7.53% (incl. 2.00% PIK)	4/17/2024	5/7/2031	EUR	7,045	7,283	7,634	0.02
Paisley Bidco, Ltd.	(4)(5)(6)(8)	E +	5.50%	7.53% (incl. 2.00% PIK)	7/31/2025	5/7/2031	EUR	6,831	7,814	7,403	0.02
Patriot Growth Insurance Services, LLC	(4)(10)	SOFR +	5.00%	8.85%	10/14/2021	10/16/2028	23,666		23,543	23,666	0.05
Patriot Growth Insurance Services, LLC	(4)(5)(7)(10)	SOFR +	5.00%	8.70%	11/17/2023	10/16/2028	26,416		26,217	25,962	0.06

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Insurance (continued)
Riser Merger Sub, Inc.	(4)(10)	SOFR +	4.75%	8.45%	4/15/2025	10/31/2029		$19,892	$19,892	$19,892	0.04%
Riser Merger Sub, Inc.	(4)(10)	S +	4.75%	8.48%	4/15/2025	10/31/2029	GBP	33,441	43,805	44,262	0.10
Riser Merger Sub, Inc.	(4)(5)(7)(10)	SOFR +	4.75%	8.45%	4/15/2025	10/31/2029	3,667		3,276	3,515	0.01
SG Acquisition, Inc.	(4)(7)(10)	SOFR +	4.75%	8.40%	4/3/2024	4/3/2030	201,591		200,370	201,591	0.45
Shelf Bidco, Ltd.	(4)(6)(10)(18)	SOFR +	5.18%	8.85%	10/17/2024	10/17/2031	931,287		927,597	931,287	2.07
Simplicity Financial Marketing Group Holdings, Inc.	(4)(6)(7)(10)	SOFR +	4.75%	8.45%	12/31/2024	12/31/2031	54,993		54,505	54,933	0.12
Sparta UK Bidco, Ltd.	(4)(5)(6)(8)	S +	6.00%	9.73%	9/25/2024	9/25/2031	GBP	44,570	58,872	58,992	0.13
Sparta UK Bidco, Ltd.	(4)(5)(6)(8)	E +	5.25%	7.72%	9/25/2024	9/25/2031	EUR	1,177	1,318	1,361	0.00
SQ ABS Issuer, LLC	(4)(6)(8)		7.80%	7.80%	10/11/2024	10/20/2039	16,251		16,151	16,210	0.04
Tennessee Bidco, Limited	(4)(5)(6)(8)	E +	5.50%	7.37% (incl. 2.00% PIK)	7/1/2024	7/1/2031	EUR	4,654	5,763	5,380	0.01
Tennessee Bidco, Limited	(4)(6)(8)	S +	5.50%	8.97% (incl. 2.00% PIK)	7/1/2024	7/1/2031	GBP	153,814	206,573	203,588	0.45
Tennessee Bidco, Limited	(4)(5)(6)(8)	S +	5.50%	8.97% (incl. 2.00% PIK)	7/1/2024	7/1/2031	GBP	18,249	22,975	24,154	0.05
Tennessee Bidco, Limited	(4)(6)(8)	SOFR +	5.50%	8.83% (incl. 2.00% PIK)	7/1/2024	7/1/2031	561,732		551,034	561,732	1.25
Tennessee Bidco, Limited	(4)(5)(6)(8)	SOFR +	5.50%	8.83% (incl. 2.00% PIK)	7/1/2024	7/1/2031	103,637		103,063	103,637	0.23
Tennessee Bidco, Limited	(4)(5)(6)(8)	E +	5.50%	7.37% (incl. 2.00% PIK)	7/1/2024	7/1/2031	EUR	49,365	56,735	57,059	0.13
Tennessee Bidco, Limited	(4)(5)(6)(7)(8)	S +	5.25%	9.47%	5/9/2025	7/1/2031	GBP	1,951	3,211	2,583	0.01
Tennessee Bidco, Limited	(4)(5)(6)(8)	SOFR +	5.25%	8.85%	5/9/2025	7/1/2031	34,119		33,955	34,119	0.08
Tennessee Bidco, Limited	(4)(5)(6)(8)	E +	5.25%	7.30%	5/9/2025	7/1/2031	EUR	18,309	21,445	21,163	0.05
THG Acquisition, LLC	(4)(10)	SOFR +	4.75%	8.42%	10/31/2024	10/31/2031	66,310		65,781	66,310	0.15
THG Acquisition, LLC	(4)(5)(7)(10)	SOFR +	4.75%	8.42%	10/31/2024	10/31/2031	1,834		1,775	1,834	0.00
THG Acquisition, LLC	(4)(5)(7)(10)	SOFR +	4.75%	8.42%	10/31/2024	10/31/2031	5,695		5,613	5,695	0.01
USI, Inc.	(8)	SOFR +	2.25%	5.95%	12/23/2024	11/21/2029	6,777		6,777	6,770	0.02
USI, Inc.	(8)	SOFR +	2.25%	5.95%	12/23/2024	9/29/2030	7,390		7,310	7,379	0.02
World Insurance Associates, LLC	(4)(7)(11)	SOFR +	5.00%	8.70%	2/14/2025	4/3/2030	108,488		107,347	108,413	0.24
									4,707,069	4,747,360	10.58

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Interactive Media & Services
North Haven Ushc Acquisition, Inc.	(4)(11)	SOFR +	5.25%	9.05%	8/28/2024	10/29/2027		$12,469	$12,377	$12,033	0.03%
North Haven Ushc Acquisition, Inc.	(4)(5)(11)	SOFR +	5.25%	9.05%	8/28/2024	10/29/2027	7,310		7,256	7,054	0.02
North Haven Ushc Acquisition, Inc.	(4)(5)(11)	SOFR +	5.25%	9.00%	8/28/2024	10/29/2027	3,074		3,051	2,967	0.01
North Haven Ushc Acquisition, Inc.	(4)(5)(7)(11)	SOFR +	5.25%	8.99%	8/28/2024	10/29/2027	6,268		6,113	5,211	0.01
North Haven Ushc Acquisition, Inc.	(4)(5)(11)	SOFR +	5.25%	9.05%	8/28/2024	10/29/2027	3,614		3,587	3,487	0.01
North Haven Ushc Acquisition, Inc.	(4)(11)	SOFR +	5.25%	9.02%	8/28/2024	10/29/2027	22,012		21,847	21,241	0.05
North Haven Ushc Acquisition, Inc.	(4)(5)(7)(11)	SOFR +	5.25%	9.02%	8/28/2024	10/29/2027	15,522		15,395	14,925	0.03
Project Boost Purchaser, LLC	(8)	SOFR +	2.75%	6.45%	7/16/2024	7/16/2031	23,929		23,862	23,116	0.05
Titan Acquisitionco New Zealand, Ltd.	(4)(6)(7)(9)	B +	4.00%	6.54%	5/29/2025	4/17/2031	NZD	128,915	79,669	71,618	0.16
WH Borrower, LLC	(9)	SOFR +	4.50%	8.16%	2/20/2025	2/20/2032	21,524		21,433	21,566	0.05
									194,590	183,218	0.42
IT Services
AI Altius Luxembourg S.à r.l.	(4)(5)(8)		9.75%	9.75%	12/21/2021	12/21/2029	31,233		30,937	31,233	0.07
AI Altius US Bidco, Inc.	(4)(10)	SOFR +	4.75%	8.36%	5/21/2024	12/21/2028	245,269		243,584	245,269	0.54
Allium Buyer, LLC	(4)(7)(11)	SOFR +	5.00%	8.67%	5/2/2023	5/2/2030	1,560		1,529	1,553	0.00
Anthracite Buyer Inc	(4)(7)(10)	SOFR +	4.50%	8.15%	12/3/2025	12/3/2032	79,838		79,362	79,339	0.18
Blackhawk Network Holdings, Inc.	(11)	SOFR +	3.50%	7.17%	2/6/2026	3/12/2029	2,494		2,497	2,465	0.01
Cassipoee, SASU	(4)(5)(6)(8)	E +	4.50%	6.63%	2/26/2025	2/26/2032	EUR	160	165	181	0.00
Denali TopCo, LLC	(4)(7)(10)	SOFR +	4.75%	8.42%	8/26/2025	8/26/2032	91,906		91,032	91,246	0.20
Fern Bidco, Ltd.	(4)(6)(8)	S +	5.25%	8.98%	7/1/2024	7/1/2031	GBP	40,356	50,269	52,748	0.12
Fern Bidco, Ltd.	(4)(5)(6)(7)(8)	S +	5.25%	8.98%	7/1/2024	7/1/2031	GBP	4,414	5,496	5,508	0.01
Idemia America Corp.	(6)(10)	SOFR +	4.25%	7.95%	2/2/2024	9/30/2028	982		986	976	0.00
Infostretch Corporation	(4)(10)	SOFR +	5.75%	9.60%	4/1/2022	4/1/2028	176,153		174,978	155,896	0.35
Inovalon Holdings, Inc.	(4)(10)	SOFR +	5.50%	9.43% (incl. 2.75% PIK)	4/11/2025	11/24/2028	1,118,673		1,109,071	1,073,926	2.38
KEN Bidco, Ltd.	(4)(5)(6)(10)	S +	6.00%	10.00% (incl. 2.50% PIK)	5/3/2024	10/14/2028	GBP	14,468	17,913	15,176	0.03
Monterey Financing, S.à r.l.	(4)(6)(8)	CI +	6.00%	8.01%	9/28/2022	9/28/2029	DKK	560,750	73,022	84,565	0.19
Monterey Financing, S.à r.l.	(4)(6)(9)	N +	6.00%	10.14%	9/28/2022	9/28/2029	NOK	599,094	55,113	60,325	0.13
Monterey Financing, S.à r.l.	(4)(6)(8)	ST +	6.00%	7.96%	9/28/2022	9/28/2029	SEK	243,186	21,476	25,046	0.06
Monterey Financing, S.à r.l.	(4)(6)(8)	E +	6.00%	8.03%	9/28/2022	9/28/2029	EUR	110,819	107,188	124,888	0.28
Nephele III, BV	(4)(5)(6)(7)(8)	E +	4.35%	6.48%	3/31/2025	1/14/2032	EUR	267	285	304	0.00

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
IT Services (continued)
Newfold Digital Holdings Group, Inc.	(10)	SOFR +	3.50%	7.27%	12/8/2025	4/30/2029		$30,914	$30,223	$22,788	0.05%
Newfold Digital Holdings Group, Inc.	(10)(17)	SOFR +	3.50%	7.27%	12/8/2025	4/30/2029	6,360		6,200	2,099	0.00
Newfold Digital Holdings Group, Inc.	(4)(10)	SOFR +	5.75%	9.42%	12/8/2025	4/30/2029	424		403	322	0.00
Razor Holdco, LLC	(4)(10)	SOFR +	5.75%	9.52%	10/25/2021	10/25/2027	95,717		95,217	94,760	0.21
Red River Technology, LLC	(4)(5)(11)	SOFR +	6.00%	9.82%	5/26/2021	11/26/2028	144,396		143,912	130,317	0.29
Red River Technology, LLC	(4)(5)(11)	SOFR +	6.00%	9.82%	12/1/2025	11/26/2028	16,180		15,932	14,602	0.03
Redwood Services Group, LLC	(4)(10)	SOFR +	5.00%	8.70%	1/3/2025	6/15/2029	147,706		146,435	147,706	0.33
Redwood Services Group, LLC	(4)(5)(7)(10)	SOFR +	5.00%	8.70%	2/5/2024	6/15/2029	30,054		29,612	29,816	0.07
Smartronix, LLC	(8)	SOFR +	4.50%	8.17%	2/7/2025	2/6/2032	338,859		331,741	334,905	0.74
Smartronix, LLC	(4)(5)(7)(8)	SOFR +	3.50%	7.17%	2/7/2025	2/7/2030	1,368		1,131	1,097	0.00
Turing Holdco, Inc.	(4)(6)(8)	E +	6.00%	8.15% (incl. 2.50% PIK)	10/14/2021	10/14/2028	EUR	17,743	20,274	16,253	0.04
Turing Holdco, Inc.	(4)(6)(8)	E +	6.00%	8.13% (incl. 2.50% PIK)	10/14/2021	10/14/2028	EUR	6,608	7,539	6,053	0.01
Turing Holdco, Inc.	(4)(6)(8)	SOFR +	6.00%	9.80% (incl. 2.50% PIK)	10/14/2021	10/14/2028	6,839		7,044	5,420	0.01
Turing Holdco, Inc.	(4)(6)(8)	SOFR +	6.00%	9.73% (incl. 2.50% PIK)	10/14/2021	10/14/2028	13,755		13,619	10,901	0.02
Turing Holdco, Inc.	(4)(5)(6)(10)	S +	6.00%	9.85% (incl. 2.50% PIK)	5/3/2024	10/14/2028	GBP	24,293	30,074	25,482	0.06
Turing Holdco, Inc.	(4)(5)(6)(10)	SOFR +	6.00%	9.72% (incl. 2.50% PIK)	5/3/2024	10/14/2028	32,339		31,822	25,629	0.06
Victors Purchaser, LLC	(4)(7)(9)	SOFR +	4.50%	8.20%	12/9/2025	12/23/2032	577,449		575,547	575,470	1.28
Virtusa Corp.	(10)	SOFR +	3.25%	6.92%	6/21/2024	2/15/2029	14,676		14,688	13,291	0.03
									3,566,316	3,507,555	7.78

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Life Sciences Tools & Services
Bidco Jupiter, Ltd.	(4)(5)(6)(9)	E +	6.25%	8.75%	8/5/2022	8/27/2029	EUR	6,024	$5,994	$5,501	0.01%
Bidco Jupiter, Ltd.	(4)(6)(10)	SOFR +	6.25%	9.99%	8/5/2022	8/27/2029		$91,212	89,925	72,285	0.16
Cambrex Corp.	(4)(10)	SOFR +	4.50%	8.17%	3/5/2025	3/5/2032		114,387	113,418	113,243	0.25
Cambrex Corp.	(4)(5)(7)(10)	SOFR +	4.50%	8.17%	3/5/2025	3/5/2032		3,432	3,305	3,282	0.01
Cambrex Corp.	(4)(5)(10)	SOFR +	4.50%	8.17%	3/5/2025	3/5/2032		17,073	16,928	16,902	0.04
Creek Parent, Inc.	(4)(7)(10)	SOFR +	5.00%	8.67%	12/17/2024	12/18/2031		132,017	129,856	130,692	0.29
Falcon Parent Holdings, Inc.	(4)(7)(10)	SOFR +	5.50%	9.17% (incl. 2.75% PIK)	11/6/2024	11/6/2031		161,917	160,513	160,609	0.36
Falcon Parent Holdings, Inc.	(4)(5)(7)(10)	SOFR +	5.00%	8.67%	11/6/2024	11/6/2031		3,643	3,459	3,528	0.01
Parexel International, Inc.	(9)	SOFR +	2.75%	6.42%	12/12/2025	12/12/2031		5,849	5,852	5,837	0.01
PAS Parent, Inc.	(4)(7)(10)	SOFR +	4.50%	8.17%	8/18/2025	8/18/2032		27,274	26,664	26,874	0.06
									555,914	538,753	1.20

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Machinery
Bidco 76 S.p.A.	(4)(6)(8)	E +	4.75%	6.87%	12/11/2024	12/10/2031	EUR	138,245	$143,180	$159,790	0.35%
Chart Industries, Inc.	(6)(9)	SOFR +	2.50%	6.16%	7/2/2024	3/15/2030		$4,713	4,713	4,716	0.01
Cielo Bidco, Ltd.	(4)(5)(6)(8)	S +	4.75%	8.48%	6/30/2025	3/31/2032	GBP	241	328	319	0.00
Cielo Bidco, Ltd.	(4)(5)(6)(8)	E +	4.75%	6.64%	6/30/2025	3/31/2032	EUR	86	101	100	0.00
Cielo Bidco, Ltd.	(4)(5)(6)(8)	SOFR +	4.75%	8.38%	6/30/2025	3/31/2032	1,238		1,227	1,238	0.00
Cielo Bidco, Ltd.	(4)(5)(6)(8)	SOFR +	4.75%	8.42%	6/30/2025	3/31/2032	595		589	595	0.00
Cielo Bidco, Ltd.	(4)(5)(6)(7)(8)	E +	4.75%	6.72%	6/30/2025	3/31/2032	EUR	26	30	30	0.00
Cielo Bidco, Ltd.	(4)(5)(6)(7)(8)	SOFR +	4.75%	8.46%	6/30/2025	3/31/2032	168		162	168	0.00
Hobbs & Associates, LLC	(8)	SOFR +	2.75%	6.42%	10/30/2025	7/23/2031	2,487		2,490	2,473	0.01
LSF11 Trinity Bidco, Inc.	(8)	SOFR +	2.50%	6.18%	9/11/2025	6/14/2030	1,047		1,047	1,047	0.00
MHE Intermediate Holdings, LLC	(4)(7)(11)	SOFR +	6.00%	9.82%	7/21/2021	7/21/2027	5,885		5,069	4,996	0.01
MHE Intermediate Holdings, LLC	(4)(5)(11)	SOFR +	6.50%	10.32%	12/20/2022	7/21/2027	229		228	226	0.00
MHE Intermediate Holdings, LLC	(4)(5)(11)	SOFR +	6.25%	10.07%	8/30/2022	7/21/2027	228		227	226	0.00
Pro Mach Group, Inc.	(8)	SOFR +	2.75%	6.42%	10/16/2025	10/16/2032	5,985		6,004	5,982	0.01
TK Elevator U.S. Newco, Inc.	(6)(9)	SOFR +	2.75%	6.38%	3/14/2024	4/30/2030	17,277		17,277	17,334	0.04
									182,672	199,240	0.43
Marine Transportation
Armada Parent, Inc.	(4)(5)(7)(10)	SOFR +	5.25%	8.92%	10/29/2021	10/29/2030	11,194		11,004	11,194	0.02
Armada Parent, Inc.	(4)(10)	SOFR +	5.25%	8.92%	6/9/2025	10/29/2030	226,370		224,865	226,369	0.50
Kattegat Project Bidco, AB	(4)(6)(7)(8)	E +	5.50%	7.63%	3/20/2024	4/7/2031	EUR	51,768	55,073	59,673	0.13
Kattegat Project Bidco, AB	(4)(5)(6)(8)	SOFR +	5.50%	9.20%	3/20/2024	4/7/2031	4,522		4,441	4,522	0.01
									295,383	301,758	0.66
Media
ABG Intermediate Holdings 2, LLC	(8)	SOFR +	2.25%	5.92%	4/4/2025	2/13/2032	5,198		5,078	5,180	0.01
Bimini Group Purchaser, Inc.	(4)(10)	SOFR +	4.75%	8.42%	4/26/2024	4/26/2031	280,746		278,589	280,745	0.62
Bimini Group Purchaser, Inc.	(4)(5)(7)(10)	SOFR +	4.75%	8.42%	4/26/2024	4/26/2031	18,039		17,656	18,039	0.04
Bimini Group Purchaser, Inc.	(4)(10)	SOFR +	4.75%	8.41%	4/26/2024	4/26/2031	34,732		34,583	34,732	0.08
HMH Education, Inc.	(4)(5)(7)(8)	SOFR +	4.50%	8.27%	4/7/2022	4/7/2027	7,050		6,964	4,310	0.01
McGraw-Hill Education, Inc.	(9)	SOFR +	2.75%	6.42%	9/4/2025	8/6/2031	5,330		5,318	5,330	0.01
									348,188	348,336	0.77
Metals & Mining
SCIH Salt Holdings, Inc.	(10)	SOFR +	2.75%	6.35%	12/4/2025	1/31/2029	15,590		15,576	15,570	0.03
US Salt Investors, LLC	(4)(7)(10)	SOFR +	4.25%	7.92%	2/26/2026	2/26/2033	61,912		61,231	61,221	0.14
									76,807	76,791	0.17

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Oil, Gas & Consumable Fuels
Eagle Midstream Canada Finance, Inc.	(4)(6)(10)	SOFR +	5.25%	8.91%	8/30/2024	8/15/2028		$28,676	$28,549	$28,676	0.06%
Freeport LNG Investments, LLLP	(8)	SOFR +	3.25%	6.89%	1/29/2026	2/11/2033		4,000	3,985	4,007	0.01
KKR Alberta Midstream Finance, Inc.	(4)(6)(10)	SOFR +	5.25%	8.91%	8/30/2024	8/15/2028		15,599	15,510	15,599	0.03
									48,044	48,282	0.10
Paper & Forest Products
Profile Products, LLC	(4)(10)	SOFR +	5.50%	9.27%	11/12/2021	11/12/2027		61,803	61,511	61,339	0.14
Profile Products, LLC	(4)(5)(7)(10)	P +	4.50%	11.25%	11/12/2021	11/12/2027		6,269	6,217	6,195	0.01
Profile Products, LLC	(4)(5)(7)(10)	P +	4.50%	11.25%	11/12/2021	11/12/2027		3,154	3,126	3,101	0.01
									70,854	70,635	0.16
Pharmaceuticals
Animal Wellness Investments S.p.A	(4)(6)(7)(8)	E +	5.25%	7.28%	1/15/2026	1/15/2033	EUR	67,805	77,031	76,678	0.17
Dechra Finance US, LLC	(6)(8)	SOFR +	2.75%	6.39%	2/6/2026	1/27/2032		4,963	5,000	4,966	0.01
Eden Acquisitionco, Ltd.	(4)(6)(7)(10)	SOFR +	5.00%	8.60%	11/2/2023	11/18/2030		110,539	108,601	110,510	0.25
Eden Acquisitionco, Ltd.	(4)(5)(6)(8)	E +	5.00%	7.12%	9/23/2025	11/18/2030	EUR	746	800	863	0.00
Elanco Animal Health, Inc.	(6)(8)	SOFR +	1.75%	5.42%	1/30/2025	10/31/2032		719	720	720	0.00
Galileo Pharma Bidco S.p.A	(4)(5)(6)(8)	E +	5.00%	7.03%	10/7/2025	10/7/2032	EUR	17,886	20,452	20,260	0.04
Gusto Sing Bidco Pte, Ltd.	(4)(5)(6)(7)(10)	BB +	4.75%	8.54%	11/15/2024	11/15/2031	AUD	1,000	646	687	0.00
Opal Bidco, SAS	(6)(8)	SOFR +	3.00%	6.70%	10/29/2025	4/28/2032		31,829	31,687	31,849	0.07
Rhea Parent, Inc.	(4)(7)(10)	SOFR +	5.00%	8.71%	12/20/2024	12/20/2030		264,189	261,972	262,578	0.58
									506,909	509,111	1.12
Professional Services
Accordion Partners, LLC	(4)(7)(10)	SOFR +	5.00%	8.68%	12/17/2025	11/15/2031		54,923	54,747	54,738	0.12
Accordion Partners, LLC	(4)(5)(7)(10)	SOFR +	5.00%	8.70%	12/17/2025	11/15/2031		10,784	10,651	10,558	0.02
AG Group Holdings, Inc.	(9)	SOFR +	4.25%	7.92%	12/29/2021	12/29/2028		5,581	5,568	5,067	0.01
ALKU, LLC	(4)(10)	SOFR +	6.25%	9.95%	5/23/2023	5/23/2029		54,219	53,525	53,677	0.12
ALKU, LLC	(4)(10)	SOFR +	5.50%	9.20%	2/21/2024	5/23/2029		4,900	4,841	4,765	0.01
Alpine Intel Intermediate 2, LLC	(4)(5)(7)(10)	SOFR +	4.50%	8.17%	8/28/2024	12/16/2027		3,153	3,023	3,153	0.01
Alpine Intel Intermediate 2, LLC	(4)(10)	SOFR +	4.50%	8.18%	12/16/2021	12/16/2027		43,885	43,635	43,885	0.10
Alpine Intel Intermediate 2, LLC	(4)(10)	SOFR +	4.50%	8.17%	12/16/2021	12/16/2027		67,493	67,108	67,493	0.15
Apex Companies, LLC	(4)(11)	SOFR +	5.00%	8.68%	1/31/2023	1/31/2030		1,954	1,925	1,954	0.00
Apex Companies, LLC	(4)(11)	SOFR +	5.00%	8.67%	8/28/2024	1/31/2030		10,813	10,695	10,813	0.02
Apex Companies, LLC	(4)(5)(11)	SOFR +	5.00%	8.67%	8/28/2024	1/31/2030		8,254	7,833	8,254	0.02
Apex Companies, LLC	(4)(5)(7)(11)	SOFR +	5.00%	8.67%	10/24/2025	1/31/2030		7,736	7,701	7,736	0.02

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Professional Services (continued)
Artisan Acquisitionco, Ltd.	(4)(6)(8)	SOFR +	4.50%	8.20%	9/23/2024	9/30/2031		$447,361	$440,331	$446,242	0.99%
Ascensus Group Holdings, Inc.	(9)	SOFR +	3.00%	6.67%	12/13/2024	11/25/2032		13,208	13,193	13,019	0.03
Baker Tilly Advisory Group, LP	(4)(10)	SOFR +	4.75%	8.42%	6/3/2024	6/3/2031		200,495	198,275	200,495	0.45
Baker Tilly Advisory Group, LP	(4)(7)(10)	SOFR +	4.50%	8.17%	6/3/2024	6/3/2031		318,940	315,267	318,387	0.71
Cast & Crew Payroll, LLC	(9)(17)	SOFR +	3.75%	7.42%	12/30/2021	12/29/2028		11,422	11,367	4,589	0.01
CFGI Holdings, LLC	(4)(7)(10)	SOFR +	4.25%	7.92%	11/2/2021	11/2/2029		17,597	17,390	17,098	0.04
Chartwell Cumming Holding, Corp.	(4)(11)	SOFR +	4.75%	8.42%	5/26/2021	11/16/2029		250,721	249,196	250,721	0.56
Chartwell Cumming Holding, Corp.	(4)(5)(7)(11)	SOFR +	4.75%	8.42%	11/18/2022	11/16/2029		1,551	1,266	1,551	0.00
Chartwell Cumming Holding, Corp.	(4)(7)(11)	SOFR +	4.75%	8.42%	2/14/2025	11/16/2029		33,154	32,899	33,154	0.07
Chartwell Cumming Holding, Corp.	(4)(11)	SOFR +	4.75%	8.42%	10/7/2025	11/16/2029		19,326	19,240	19,326	0.04
Chartwell Cumming Holding, Corp.	(4)(11)	SOFR +	4.75%	8.42%	11/18/2022	11/16/2029		18,991	18,873	18,991	0.04
Cisive Holdings Corp.	(4)(7)(11)	SOFR +	5.75%	9.45%	12/8/2021	12/8/2030		33,169	33,067	31,588	0.07
Clearview Buyer, Inc.	(4)(7)(10)	SOFR +	4.50%	8.27%	8/26/2021	8/31/2029		116,585	116,006	116,585	0.26
CohnReznick Advisory, LLC	(7)(8)	SOFR +	3.25%	6.95%	3/26/2025	3/31/2032		5,642	5,615	5,487	0.01
CRCI Longhorn Holdings, Inc.	(4)(7)(10)	SOFR +	4.75%	8.42%	8/27/2024	8/27/2031		63,343	62,704	63,252	0.14
Denali Intermediate Holdings, Inc.	(4)(6)(7)(10)	SOFR +	5.50%	9.18%	8/26/2025	8/26/2032		49,594	49,095	49,048	0.11
DTI Holdco, Inc.	(7)(10)	SOFR +	4.00%	7.67%	2/12/2025	4/26/2029		16,774	16,648	11,723	0.03
East River Bidco, GmbH	(4)(6)(7)(8)	E +	5.25%	7.33%	3/26/2025	3/26/2032	EUR	97	103	110	0.00
Eliassen Group, LLC	(4)(10)	SOFR +	5.75%	9.45%	4/14/2022	4/14/2028		66,186	65,856	64,532	0.14
EP Purchaser, LLC	(9)	SOFR +	3.50%	7.29%	11/4/2021	11/6/2028		9,328	9,241	5,925	0.01
First Advantage Holdings, LLC	(8)	SOFR +	2.75%	6.45%	7/24/2025	10/31/2031		5,260	5,279	5,133	0.01
G&A Partners Holding Company II, LLC	(4)(10)	SOFR +	5.00%	8.67%	3/1/2024	3/3/2031		66,712	65,812	66,712	0.15
G&A Partners Holding Company II, LLC	(4)(10)	SOFR +	5.00%	8.67%	5/6/2025	3/3/2031		41,019	40,846	41,019	0.09
G&A Partners Holding Company II, LLC	(4)(5)(7)(10)	SOFR +	5.00%	8.67%	5/6/2025	3/3/2031		9,432	9,306	9,300	0.02
Genuine Financial Holdings, LLC	(8)	SOFR +	3.25%	6.92%	2/5/2025	9/27/2030		8,858	8,879	7,646	0.02
Grant Thornton Advisors, LLC	(8)	SOFR +	2.75%	6.42%	8/22/2025	6/2/2031		11,432	11,428	10,701	0.02
Guidehouse, Inc.	(4)(10)	SOFR +	4.75%	8.42%	10/15/2021	12/16/2030		1,251,899	1,245,071	1,251,898	2.78
IG Investments Holdings, LLC	(4)(7)(10)	SOFR +	5.00%	8.67%	11/1/2024	9/22/2028		575,899	572,423	575,899	1.28
Inmar, Inc.	(8)	SOFR +	4.50%	8.17%	6/26/2025	10/30/2031		24,626	24,660	23,718	0.05
King Bidco S.P.E.C.	(4)(5)(6)(8)	E +	5.25%	7.25%	6/26/2025	6/26/2032	EUR	175	200	198	0.00
King Bidco S.P.E.C.	(4)(5)(6)(8)	E +	5.25%	7.38%	6/26/2025	6/26/2032	EUR	75	87	85	0.00

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Professional Services (continued)
KStone Buyer, Inc.	(4)(7)(10)	SOFR +	4.25%	7.91%	1/2/2026	1/2/2032		$81,607	$80,511	$80,465	0.18%
Kwor Acquisition, Inc.	(4)(5)(7)(11)	SOFR +	6.25%	9.92% (incl. 5.25% PIK)	2/28/2025	2/28/2030		2,230	2,163	2,223	0.00
Lereta, LLC	(10)	SOFR +	5.25%	9.03%	7/30/2021	7/30/2028		28,486	28,391	26,341	0.06
Mantech International, CP	(4)(7)(10)	SOFR +	4.50%	8.17%	12/1/2025	9/14/2029		883,733	875,235	883,733	1.96
Mantech International, CP	(4)(5)(10)	SOFR +	4.50%	8.17%	12/1/2025	9/14/2029		12,366	12,250	12,366	0.03
Mercury Bidco Globe, Limited	(4)(6)(8)	S +	6.00%	9.73%	1/18/2024	1/31/2031	GBP	92,467	115,846	122,389	0.27
Mercury Bidco Globe, Limited	(4)(5)(6)(9)	SOFR +	6.00%	9.67%	1/30/2024	1/31/2031		7,655	7,215	7,655	0.02
Mermaid Bidco, Inc.	(8)	SOFR +	3.25%	6.91%	1/14/2026	7/3/2031		997	1,001	979	0.00
Minotaur Acquisition, Inc.	(4)(7)(11)	SOFR +	5.00%	8.67%	5/10/2024	5/10/2030		112,971	111,262	112,971	0.25
Minotaur Acquisition, Inc.	(4)(5)(11)	SOFR +	5.00%	8.67%	5/10/2024	5/10/2030		16,516	16,287	16,516	0.04
MPG Parent Holdings, LLC	(4)(11)	SOFR +	5.00%	8.66%	1/8/2024	1/8/2030		17,892	17,666	17,892	0.04
MPG Parent Holdings, LLC	(4)(5)(7)(11)	SOFR +	5.00%	8.66%	1/8/2024	1/8/2030		5,468	5,351	5,468	0.01
NDT Global Holding, Inc.	(4)(6)(7)(9)	SOFR +	4.50%	8.17%	6/3/2025	6/4/2032		54,372	53,842	54,372	0.12
NDT Global Holding, Inc.	(4)(5)(6)(7)(9)	SOFR +	4.50%	8.17%	6/3/2025	6/4/2032		508	418	508	0.00
Oxford Global Resources, Inc.	(4)(11)	SOFR +	6.00%	9.78%	8/17/2021	8/17/2027		91,677	91,256	91,677	0.20
Oxford Global Resources, Inc.	(4)(5)(7)(11)	SOFR +	6.00%	9.70%	8/17/2021	8/17/2027		8,616	8,545	8,616	0.02
Oxford Global Resources, Inc.	(4)(11)	SOFR +	6.00%	10.21%	6/6/2024	8/17/2027		9,799	9,715	9,799	0.02
Pavion Corp.	(4)(10)	SOFR +	6.00%	9.67%	10/30/2023	10/30/2030		114,402	112,920	114,402	0.25
Pavion Corp.	(4)(10)	SOFR +	5.75%	9.42%	10/30/2023	10/30/2030		24,120	23,832	24,120	0.05
Petrus Buyer, Inc.	(4)(10)	SOFR +	4.75%	8.42%	10/17/2022	10/17/2029		46,259	45,556	46,259	0.10
Petrus Buyer, Inc.	(4)(10)	SOFR +	4.75%	8.42%	2/26/2025	10/17/2029		12,159	12,116	12,159	0.03
Petrus Buyer, Inc.	(4)(5)(7)(10)	SOFR +	4.75%	8.40%	2/26/2025	10/17/2029		1,475	1,397	1,475	0.00
Plano HoldCo, Inc.	(8)	SOFR +	3.50%	7.20%	12/11/2024	10/1/2031		990	1,005	802	0.00
Polyconcept Investments, BV	(10)	SOFR +	5.50%	9.20%	5/20/2022	5/18/2029		3,475	3,444	3,133	0.01
Ryan, LLC	(9)	SOFR +	3.50%	7.17%	1/29/2026	11/5/2032		7,000	6,980	6,799	0.02
Sedgwick Claims Management Services, Inc.	(8)	SOFR +	2.50%	6.17%	2/24/2023	7/31/2031		9,585	9,559	9,424	0.02
STV Group, Inc.	(4)(7)(10)	SOFR +	4.75%	8.42%	3/20/2024	3/20/2031		57,650	56,676	57,650	0.13
Teneo Holdings, LLC	(4)(9)	SOFR +	4.75%	8.42%	7/31/2025	7/31/2032		635,821	630,069	635,820	1.41
Teneo Holdings, LLC	(4)(5)(7)(9)	SOFR +	4.75%	8.43%	7/31/2025	7/31/2032		23,554	23,208	23,554	0.05
Teneo Holdings, LLC	(4)(5)(7)(9)	SOFR +	4.75%	8.42%	7/31/2025	7/31/2030		8,834	8,273	8,834	0.02

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Professional Services (continued)
The North Highland Co, LLC	(4)(10)	SOFR +	4.75%	8.42%	12/20/2024	12/20/2031	$91,173	$90,432	$89,578	0.20%
The North Highland Co, LLC	(4)(5)(7)(10)	SOFR +	4.75%	8.42%	12/20/2024	12/20/2030	4,311	3,967	3,690	0.01
Thevelia US, LLC	(6)(9)	SOFR +	3.00%	6.70%	7/29/2024	6/18/2029	18,102	18,102	17,807	0.04
Trinity Air Consultants Holdings Corp.	(4)(10)	SOFR +	4.25%	8.02%	6/29/2021	6/29/2029	43,134	42,985	43,134	0.10
Trinity Air Consultants Holdings Corp.	(4)(7)(10)	SOFR +	4.25%	8.02%	6/29/2021	6/29/2029	77,932	77,050	77,610	0.17
Trinity Air Consultants Holdings Corp.	(4)(10)	SOFR +	4.25%	8.02%	10/17/2025	6/29/2029	189,078	187,417	189,078	0.42
Trinity Partners Holdings, LLC	(4)(7)(11)(18)	SOFR +	5.24%	8.99%	12/21/2021	12/31/2030	415,947	412,527	415,947	0.92
TTF Lower Intermediate, LLC	(7)(8)	SOFR +	3.75%	7.38%	7/18/2024	7/18/2031	28,070	26,328	20,603	0.05
Victors CCC Buyer, LLC	(4)(7)(10)	SOFR +	4.50%	8.17%	6/1/2022	6/1/2029	149,160	147,622	149,091	0.33
Victors CCC Buyer, LLC	(4)(10)	SOFR +	4.50%	8.17%	3/2/2026	6/1/2029	40,867	40,468	40,867	0.09
Victors CCC Buyer, LLC	(4)(10)	SOFR +	4.50%	8.16%	2/2/2026	6/1/2029	16,561	16,403	16,561	0.04
West Monroe Partners, LLC	(4)(10)	SOFR +	4.75%	8.42%	11/9/2021	11/8/2028	705,886	700,808	702,357	1.56
West Monroe Partners, LLC	(4)(7)(10)	SOFR +	4.75%	8.42%	12/18/2024	11/8/2028	24,133	23,572	22,598	0.05
West Monroe Partners, LLC	(4)(5)(10)	SOFR +	4.75%	8.42%	9/15/2025	11/8/2028	993	984	988	0.00
YA Intermediate Holdings II, LLC	(4)(10)	SOFR +	5.00%	8.85%	10/1/2024	10/1/2031	43,750	43,454	43,532	0.10
YA Intermediate Holdings II, LLC	(4)(5)(7)(10)	SOFR +	5.00%	8.66%	10/1/2024	10/1/2031	6,206	6,054	6,066	0.01
								8,141,037	8,174,133	18.13
Real Estate Management & Development
Castle Management Borrower, LLC	(4)(7)(11)	SOFR +	5.50%	9.20%	11/3/2023	11/5/2029	32,583	32,104	32,381	0.07
Castle Management Borrower, LLC	(4)(5)(7)(11)	SOFR +	5.50%	9.14%	11/3/2023	11/5/2029	1,417	1,367	1,417	0.00
Community Management Holdings Midco 2, LLC	(4)(10)	SOFR +	4.75%	8.41%	11/1/2024	11/1/2031	54,916	54,258	54,916	0.12
Community Management Holdings Midco 2, LLC	(4)(5)(7)(10)	SOFR +	4.75%	8.42%	11/1/2024	11/1/2031	15,266	14,891	15,266	0.03
Community Management Holdings Midco 2, LLC	(4)(5)(10)	SOFR +	5.00%	8.71%	7/8/2025	11/1/2031	31,536	31,254	31,536	0.07

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Real Estate Management & Development (continued)
Cushman & Wakefield US Borrower, LLC	(6)(9)	SOFR +	2.50%	6.17%	9/26/2025	1/31/2030		$6,315	$6,315	$6,354	0.01%
Cushman & Wakefield US Borrower, LLC	(4)(6)(9)	SOFR +	2.75%	6.42%	7/16/2025	1/31/2030	1,359		1,359	1,366	0.00
Neptune BidCo, SAS	(4)(5)(6)(8)	E +	5.25%	7.28%	3/28/2024	4/1/2031	EUR	8,395	8,925	9,704	0.02
Odevo, AB	(4)(5)(6)(8)	ST +	5.25%	7.21%	10/31/2024	12/31/2030	SEK	573,028	51,783	60,531	0.13
Odevo, AB	(4)(5)(6)(8)	E +	5.25%	7.36%	10/31/2024	12/31/2030	EUR	1,177	1,228	1,361	0.00
Odevo, AB	(4)(5)(6)(8)	S +	5.25%	9.22%	10/31/2024	12/31/2030	GBP	26,751	33,760	35,408	0.08
Odevo, AB	(4)(6)(8)	SOFR +	5.25%	8.96%	10/31/2024	12/31/2030	136,798		136,261	136,797	0.30
Odevo, AB	(4)(6)(8)	E +	5.25%	7.22%	11/28/2024	12/31/2030	EUR	105,092	109,614	121,470	0.27
Odevo, AB	(4)(6)(8)	SOFR +	5.25%	8.96%	6/30/2025	12/31/2030	61,545		59,476	61,545	0.14
Odevo, AB	(4)(5)(6)(8)	S +	5.25%	8.98%	9/12/2025	12/31/2030	GBP	22,220	26,911	29,411	0.07
Phoenix Strategy S.à r.l.	(4)(6)(8)	S +	2.75%	6.48%	10/2/2024	10/2/2028	GBP	53,099	69,830	70,282	0.16
Phoenix Strategy S.à r.l.	(4)(6)(8)	E +	2.75%	4.76%	10/2/2024	10/2/2028	EUR	50,089	53,797	57,895	0.13
Phoenix Strategy S.à r.l.	(4)(6)(8)	E +	2.75%	4.77%	10/2/2024	10/2/2028	EUR	140,261	153,634	162,120	0.36
									846,767	889,760	1.96
Semiconductors & Semiconductor Equipment
Altar Bidco, Inc.	(9)	SOFR +	3.10%	6.61%	4/7/2025	2/1/2029	11,398		11,273	11,348	0.03
Software
Abacus Holdco 2, Oy	(4)(5)(6)(7)(8)	E +	4.50%	6.52%	10/11/2024	10/10/2031	EUR	838	907	969	0.00
Acumatica Holdings, Inc.	(4)(7)(10)	SOFR +	4.75%	8.45%	7/28/2025	7/28/2032	63,387		62,719	62,648	0.14
AI Titan Parent, Inc.	(4)(7)(10)	SOFR +	4.50%	8.17%	8/29/2024	8/29/2031	115,237		114,173	115,099	0.26
Analytic Partners, LP	(4)(7)(10)	SOFR +	4.25%	7.92%	4/4/2022	4/4/2030	20,978		20,756	20,461	0.05
Analytic Partners, LP	(4)(10)	SOFR +	4.25%	7.92%	12/17/2024	4/4/2030	11,914		11,847	11,676	0.03
Anaplan, Inc.	(4)(7)(10)	SOFR +	4.50%	8.17%	5/20/2025	6/21/2029	625,476		620,237	624,515	1.40
Aptean, Inc.	(4)(10)	SOFR +	4.75%	8.45%	1/29/2024	1/30/2031	71,989		71,683	71,989	0.16
Aptean, Inc.	(4)(5)(7)(10)	SOFR +	4.75%	8.42%	1/29/2024	1/30/2031	1,073		1,026	1,073	0.00
Armstrong Bidco, Limited	(4)(6)(8)	S +	5.25%	8.98%	6/2/2022	6/28/2029	GBP	478,945	577,006	621,252	1.38
Arnhem BidCo, GmbH	(4)(6)(7)(8)	E +	4.50%	6.63%	9/18/2024	9/30/2031	EUR	243,252	267,569	281,163	0.62
Articulate Global, LLC	(4)(7)(9)	SOFR +	4.25%	7.92%	10/24/2025	10/24/2032	52,588		52,314	52,427	0.12
Auctane, Inc.	(4)(10)	SOFR +	5.75%	9.58%	10/5/2021	10/5/2028	834,891		828,896	834,890	1.86
Auctane, Inc.	(4)(10)	SOFR +	5.75%	9.58%	12/14/2021	10/5/2028	9,819		9,747	9,819	0.02
AuditBoard, Inc.	(4)(10)	SOFR +	4.50%	8.20%	7/12/2024	7/12/2031	80,730		80,121	80,528	0.18
AuditBoard, Inc.	(4)(10)	SOFR +	4.50%	8.20%	7/12/2024	7/12/2031	38,443		38,153	38,347	0.09
AuditBoard, Inc.	(4)(7)(10)	SOFR +	4.50%	8.20%	12/10/2025	7/12/2031	15,377		15,152	15,300	0.03
Avalara, Inc.	(8)	SOFR +	2.75%	6.45%	9/12/2025	3/26/2032	1,985		1,985	1,943	0.00
Azurite Intermediate Holdings, Inc.	(4)(7)(10)	SOFR +	6.00%	9.67%	3/19/2024	3/19/2031	61,560		60,832	61,532	0.14

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Software (continued)
Banyan Software Holdings, LLC	(4)(11)	SOFR +	5.50%	9.17%	1/2/2025	1/2/2031		$53,582	$53,156	$53,448	0.12%
Banyan Software Holdings, LLC	(4)(5)(11)	SOFR +	5.50%	9.17%	1/2/2025	1/2/2031		28,742	28,514	28,670	0.06
Banyan Software Holdings, LLC	(4)(5)(7)(11)	SOFR +	5.25%	8.92%	10/7/2025	1/2/2031		10,860	10,811	10,528	0.02
Banyan Software Holdings, LLC	(4)(5)(11)	SOFR +	5.50%	9.17%	1/2/2025	1/2/2031		10,148	10,063	10,122	0.02
Banyan Software Holdings, LLC	(4)(5)(7)(11)	SOFR +	5.50%	9.17%	10/7/2025	1/2/2031		773	727	759	0.00
Bayshore Intermediate #2, LP	(4)(10)	SOFR +	5.50%	9.18% (incl. 3.00% PIK)	9/19/2025	10/2/2028		328,989	328,717	328,988	0.74
Bayshore Intermediate #2, LP	(4)(5)(7)(10)	SOFR +	5.00%	8.69%	11/8/2024	10/1/2027		6,730	6,665	6,730	0.01
Bending Spoons US, Inc.	(6)(11)	SOFR +	5.88%	9.54%	2/19/2025	3/7/2031		86,913	85,977	79,851	0.18
BlueCat Networks USA, Inc.	(4)(10)	SOFR +	5.50%	9.17%	8/8/2022	8/8/2028		69,638	69,111	69,638	0.15
BlueCat Networks USA, Inc.	(4)(10)	SOFR +	5.50%	9.17%	8/8/2022	8/8/2028		12,291	12,199	12,291	0.03
BlueCat Networks USA, Inc.	(4)(10)	SOFR +	5.50%	9.17%	8/8/2022	8/8/2028		8,452	8,397	8,452	0.02
BlueCat Networks USA, Inc.	(4)(10)	SOFR +	5.50%	9.17%	10/25/2024	8/8/2028		56,545	56,023	56,545	0.13
Bluefin Holding, LLC	(4)(7)(11)	SOFR +	4.25%	7.92%	9/12/2023	9/12/2029		90,693	89,791	90,693	0.20
Boxer Parent Company, Inc.	(8)	SOFR +	3.00%	6.67%	1/24/2025	7/30/2031		7,142	7,142	6,642	0.01
Brave Parent Holdings, Inc.	(4)(7)(9)	SOFR +	4.25%	7.92%	10/17/2025	11/28/2030		493,967	490,314	493,967	1.10
Brave Parent Holdings, Inc.	(4)(10)	SOFR +	4.25%	7.92%	10/17/2025	11/28/2030		262,936	261,738	262,936	0.58
Businessolver.com, Inc.	(4)(7)(10)	SOFR +	4.50%	8.20%	12/3/2025	12/3/2032		28,986	28,571	28,707	0.06
Caribou Bidco, Ltd.	(4)(6)(8)	S +	5.00%	8.73%	7/2/2024	2/1/2029	GBP	221,441	281,940	290,168	0.64
CDK Global, Inc.	(5)(8)	SOFR +	3.25%	6.95%	5/16/2024	7/6/2029		2,940	2,940	2,106	0.00
Cloud Software Group, Inc.	(8)	SOFR +	3.25%	6.95%	8/7/2025	3/21/2031		2,978	2,964	2,736	0.01
Cloudera, Inc.	(9)	SOFR +	3.75%	7.52%	10/8/2021	10/8/2028		21,496	21,423	19,252	0.04
Confine Visual Bidco	(4)(6)(8)	SOFR +	5.75%	9.38%	2/23/2022	2/23/2029		257,960	254,777	217,331	0.48
Confine Visual Bidco	(4)(6)(8)	SOFR +	5.75%	9.38%	3/11/2022	2/23/2029		6,159	6,080	5,189	0.01
Confluence Technologies, Inc.	(4)(5)(9)	SOFR +	5.00%	8.65%	2/14/2025	7/30/2028		19,938	19,520	19,490	0.04
Conga Corp.	(10)	SOFR +	3.50%	7.17%	8/8/2024	5/8/2028		11,336	11,336	9,740	0.02
Connatix Buyer, Inc.	(4)(10)	SOFR +	5.50%	9.41%	7/14/2021	7/14/2027		105,355	104,904	101,668	0.23
Connatix Buyer, Inc.	(4)(5)(7)(10)	SOFR +	5.50%	9.39%	7/14/2021	7/14/2027		9,125	9,055	8,554	0.02
Connatix Buyer, Inc.	(4)(5)(10)	SOFR +	5.50%	9.41%	10/9/2024	7/14/2027		5,183	5,134	5,001	0.01
Connatix Buyer, Inc.	(4)(5)(7)(10)	SOFR +	5.50%	9.41%	10/9/2024	7/14/2027		3,097	3,087	2,934	0.01

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Software (continued)
Cornerstone OnDemand, Inc.	(9)	SOFR +	3.75%	7.53%	10/15/2021	10/16/2028		$17,818	$17,785	$13,079	0.03%
Cornerstone OnDemand, Inc.	(4)(11)	SOFR +	6.00%	9.67%	9/7/2023	10/16/2028	34,038		33,518	28,421	0.06
Coupa Software, Inc.	(4)(6)(7)(10)	SOFR +	5.25%	8.92%	2/27/2023	2/27/2030	1,804		1,776	1,790	0.00
Crewline Buyer, Inc.	(4)(7)(11)	SOFR +	6.75%	10.42%	11/8/2023	11/8/2030	122,658		120,427	122,658	0.27
Databricks, Inc.	(4)(7)(8)	SOFR +	4.50%	8.17%	1/3/2025	1/3/2031	525,000		522,890	523,825	1.16
Dayforce Bidco, LLC	(8)	SOFR +	3.00%	6.66%	10/14/2025	2/4/2033	5,000		4,975	4,743	0.01
Delta Topco, Inc.	(8)	SOFR +	2.75%	6.42%	5/1/2024	11/30/2029	35,737		35,733	34,650	0.08
Denali Bidco, Ltd.	(4)(5)(6)(7)(8)	S +	5.00%	8.73%	9/5/2025	9/5/2031	GBP	19,440	24,581	25,470	0.06
Denali Bidco, Ltd.	(4)(5)(6)(8)	E +	5.00%	7.13%	9/5/2025	9/5/2031	EUR	21,288	23,843	24,360	0.05
Diligent Corp.	(4)(7)(10)	SOFR +	5.00%	8.67%	4/30/2024	8/2/2030	180,793		179,707	180,043	0.40
Diligent Corp.	(4)(10)	SOFR +	5.00%	8.67%	4/30/2024	8/2/2030	29,736		29,621	29,736	0.07
Discovery Education, Inc.	(4)(10)	SOFR +	6.75%	10.52% (incl. 5.76% PIK)	4/7/2022	4/9/2029	620,115		616,166	492,992	1.09
Discovery Education, Inc.	(4)(5)(7)(10)	SOFR +	5.75%	9.52%	4/7/2022	4/9/2029	23,351		22,898	12,580	0.03
Discovery Education, Inc.	(4)(5)(10)	SOFR +	6.75%	10.42% (incl. 5.71% PIK)	10/3/2023	4/9/2029	69,525		69,049	55,272	0.12
Doit International, Ltd.	(4)(7)(11)	SOFR +	4.50%	8.17%	11/25/2024	11/26/2029	66,044		64,679	65,544	0.15
Dropbox, Inc.	(4)(6)(10)(18)	SOFR +	4.92%	8.59%	12/11/2024	12/11/2029	1,161,340		1,152,225	1,149,725	2.56
Dropbox, Inc.	(4)(6)(10)(18)	SOFR +	4.92%	8.60%	9/9/2025	9/9/2030	454,044		450,861	449,503	1.00
Eagan Parent, Inc.	(4)(5)(7)(9)	SOFR +	4.25%	7.92%	9/6/2025	9/8/2032	21,244		21,121	21,110	0.05
ECI Macola Max Holding, LLC	(6)(10)	SOFR +	2.75%	6.45%	7/10/2025	5/9/2030	5,355		5,355	5,248	0.01
Edison Bidco, AS	(4)(5)(6)(7)(8)	E +	5.25%	7.41%	12/18/2024	12/5/2031	EUR	345	354	399	0.00
Elements Finco, Ltd.	(4)(6)(8)	S +	5.50%	9.23% (incl. 2.50% PIK)	3/27/2024	4/29/2031	GBP	69,684	86,655	92,234	0.20
Elements Finco, Ltd.	(4)(5)(6)(8)	SOFR +	5.25%	8.92% (incl. 2.25% PIK)	3/27/2024	4/29/2031	21,752		21,571	21,752	0.05
Elements Finco, Ltd.	(4)(5)(6)(8)	SOFR +	5.00%	8.67%	4/30/2024	4/29/2031	17,609		17,533	17,609	0.04
Elements Finco, Ltd.	(4)(5)(6)(8)	S +	5.25%	8.98% (incl. 2.25% PIK)	11/29/2024	4/29/2031	GBP	12,814	15,925	16,960	0.04
Elements Finco, Ltd.	(4)(5)(6)(8)	S +	5.50%	9.23% (incl. 2.50% PIK)	3/27/2024	4/29/2031	GBP	31,238	38,845	41,346	0.09

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Software (continued)
Epicor Software Corp.	(10)	SOFR +	2.50%	6.17%	5/30/2024	5/30/2031		$5,023	$5,012	$4,934	0.01%
Everbridge Holdings, LLC	(4)(6)(10)	SOFR +	5.00%	8.66%	7/2/2024	7/2/2031	34,380		34,251	34,380	0.08
Everbridge Holdings, LLC	(4)(5)(6)(7)(10)	SOFR +	5.00%	8.66%	7/2/2024	7/2/2031	3,369		3,334	3,369	0.01
Experity, Inc.	(4)(10)	SOFR +	5.00%	8.70% (incl. 2.25% PIK)	7/21/2021	2/24/2030	110,658		109,761	109,552	0.24
Experity, Inc.	(4)(7)(10)	SOFR +	5.00%	8.70% (incl. 2.25% PIK)	2/24/2022	2/24/2030	35,696		35,059	34,960	0.08
Finastra USA, Inc.	(6)(8)	SOFR +	4.00%	7.67%	7/31/2025	9/15/2032	11,021		10,919	10,376	0.02
Flash Charm, Inc.	(10)	SOFR +	3.50%	7.16%	6/11/2024	3/2/2028	42,688		42,689	34,033	0.08
Flexera Software, LLC	(4)(7)(9)	SOFR +	4.50%	8.15%	8/15/2025	8/16/2032	187,380		186,923	186,878	0.41
Flexera Software, LLC	(4)(9)	E +	4.50%	6.45%	8/15/2025	8/16/2032	EUR	56,550	66,021	65,199	0.14
Forterro Group, AB	(4)(6)(8)	ST +	4.75%	6.83%	4/14/2022	7/9/2029	SEK	115,366	10,818	12,187	0.03
Forterro Group, AB	(4)(6)(8)	SA +	4.75%	5.43%	4/14/2022	7/9/2029	CHF	10,860	11,058	13,582	0.03
Forterro Group, AB	(4)(5)(6)(9)	SA +	4.75%	4.75%	7/28/2022	7/9/2029	CHF	3,544	3,592	4,433	0.01
Forterro Group, AB	(4)(6)(8)	E +	4.75%	6.86%	4/14/2022	7/9/2029	EUR	32,512	32,739	37,579	0.08
Forterro Group, AB	(4)(5)(6)(8)	E +	4.75%	6.86%	4/14/2022	7/9/2029	EUR	9,018	9,171	10,423	0.02
Forterro Group, AB	(4)(5)(6)(10)	S +	4.75%	8.47%	7/28/2022	7/9/2029	GBP	12,762	15,249	16,892	0.04
Forterro Group, AB	(4)(5)(6)(7)(8)	E +	4.75%	6.86%	2/27/2025	7/9/2029	EUR	26,703	27,659	30,865	0.07
Gen Digital, Inc.	(6)(9)	SOFR +	1.75%	5.42%	6/5/2024	9/12/2029	5,072		5,041	5,030	0.01
Genesys Cloud Services, Inc.	(8)	SOFR +	2.50%	6.17%	4/3/2025	1/30/2032	2,779		2,731	2,664	0.01
Gigamon, Inc.	(4)(7)(10)	SOFR +	5.75%	9.57%	3/11/2022	3/9/2029	417,297		413,708	406,219	0.91
Granicus, Inc.	(4)(10)	SOFR +	5.50%	9.17% (incl. 2.00% PIK)	1/17/2024	1/17/2031	31,121		30,920	31,121	0.07
Granicus, Inc.	(4)(5)(7)(10)	SOFR +	5.00%	8.67% (incl. 2.00% PIK)	1/17/2024	1/17/2031	9,126		9,060	9,119	0.02
GS Acquisitionco, Inc.	(4)(5)(11)	SOFR +	5.25%	8.95%	3/26/2024	5/25/2028	11,838		11,812	11,690	0.03
GS Acquisitionco, Inc.	(4)(5)(7)(10)	SOFR +	5.25%	8.95%	3/26/2024	5/25/2028	4,554		4,531	4,462	0.01
Homecare Software Solutions, LLC	(4)(10)	SOFR +	5.25%	8.92%	6/14/2024	6/16/2031	80,117		79,540	79,716	0.18
Homecare Software Solutions, LLC	(4)(10)	SOFR +	5.25%	8.92%	6/14/2024	6/16/2031	31,288		31,065	31,132	0.07
Homecare Software Solutions, LLC	(4)(10)	SOFR +	5.25%	8.92%	9/26/2024	6/16/2031	37,011		36,735	36,826	0.08

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Software (continued)
HS Purchaser, LLC	(10)	SOFR +	6.00%	9.76%	6/23/2021	5/19/2029		$396	$377	$342	0.00%
Icefall Parent, Inc.	(4)(7)(11)	SOFR +	4.50%	8.20%	1/26/2024	1/25/2030		87,841	86,820	87,841	0.20
INK BC Bidco S.p.A.	(4)(6)(8)	E +	5.00%	7.14%	7/17/2025	7/16/2032	EUR	110,134	125,351	125,389	0.28
INK BC Bidco S.p.A.	(4)(6)(7)(8)	E +	5.00%	6.98%	7/17/2025	7/16/2032	EUR	7,387	8,338	8,221	0.02
IQN Holding Corp.	(4)(10)	SOFR +	5.75%	9.45% (incl. 3.13% PIK)	5/2/2022	5/2/2029		46,505	46,315	46,505	0.10
IQN Holding Corp.	(4)(5)(7)(10)	SOFR +	5.25%	8.95%	5/2/2022	5/2/2028		3,233	3,214	3,233	0.01
IQN Holding Corp.	(4)(5)(10)	SOFR +	5.75%	9.45% (incl. 3.13% PIK)	5/16/2025	5/2/2029		5,771	5,771	5,771	0.01
IRI Group Holdings, Inc.	(4)(7)(10)	SOFR +	4.25%	7.95%	4/9/2025	12/1/2029		1,588,162	1,571,509	1,588,160	3.54
Javelin Buyer, Inc.	(6)(8)	SOFR +	2.75%	6.42%	7/24/2025	12/5/2031		1,980	1,990	1,892	0.00
Jeppesen Holdings, LLC	(4)(7)(9)	SOFR +	4.75%	8.42%	10/31/2025	11/1/2032		327,865	325,386	326,098	0.72
JS Parent, Inc.	(4)(7)(10)	SOFR +	4.75%	8.42%	4/24/2024	4/24/2031		80,200	79,882	80,161	0.18
Kaseya, Inc.	(7)(8)	SOFR +	3.25%	6.92%	3/20/2025	3/22/2032		65,459	64,703	58,957	0.13
KnowBe4, Inc.	(8)	SOFR +	3.75%	7.42%	7/22/2025	7/23/2032		5,486	5,474	4,919	0.01
LD Lower Holdings, Inc.	(4)(5)(11)	SOFR +	7.50%	11.90%	2/8/2021	8/9/2027		105,890	105,890	92,653	0.21
Lobos Parent, Inc.	(4)(5)(7)(9)	SOFR +	4.50%	8.17%	9/26/2025	9/26/2032		43,101	42,715	42,726	0.09
LogicMonitor, Inc.	(4)(7)(10)	SOFR +	5.50%	9.17%	11/15/2024	11/19/2031		122,899	121,399	121,429	0.27
Magenta Security Holdings, LLC	(5)(10)(18)	SOFR +	6.75%	10.68%	8/14/2024	7/27/2028		25,477	24,729	18,298	0.04
Magnesium BorrowerCo, Inc.	(4)(10)	S +	4.50%	8.23%	5/19/2022	5/18/2029	GBP	99,910	123,480	132,241	0.29
Magnesium BorrowerCo, Inc.	(4)(10)	SOFR +	4.50%	8.17%	5/19/2022	5/18/2029		1,032,394	1,020,579	1,032,394	2.29
Magnesium BorrowerCo, Inc.	(4)(10)	SOFR +	4.50%	8.17%	3/21/2024	5/18/2029		28,897	28,681	28,897	0.06
Mandolin Technology Intermediate Holdings, Inc.	(4)(9)	SOFR +	3.75%	7.60%	7/30/2021	7/31/2028		74,972	74,596	65,413	0.15
Mandolin Technology Intermediate Holdings, Inc.	(4)(9)	SOFR +	6.25%	10.10%	6/9/2023	7/31/2028		61,267	60,425	56,979	0.13
Mandolin Technology Intermediate Holdings, Inc.	(4)(5)(7)(8)	SOFR +	3.75%	7.45%	2/14/2025	4/30/2028		2,945	2,926	2,513	0.01
Maverick Bidco, Inc.	(4)(7)(10)	SOFR +	4.75%	8.42%	12/2/2025	12/2/2031		339,214	337,931	337,869	0.75
Medallia, Inc.	(4)(10)(17)	SOFR +	6.00%	9.70%	10/28/2021	10/29/2028		897,116	869,610	540,512	1.20
Medallia, Inc.	(4)(10)(17)	SOFR +	6.00%	9.70%	8/16/2022	10/29/2028		221,271	214,239	133,315	0.30
Mitnick Purchaser, Inc.	(9)(17)(18)	SOFR +	4.75%	8.52%	5/2/2022	5/2/2029		11,475	11,450	5,307	0.01
ML Holdco, LLC	(4)(7)(11)	SOFR +	4.50%	8.17%	10/24/2025	10/24/2032		67,867	67,507	67,653	0.15
MRI Software, LLC	(11)	SOFR +	4.75%	8.45%	1/7/2021	2/10/2028		204,063	203,218	203,298	0.45
MRI Software, LLC	(4)(7)(11)	SOFR +	4.75%	8.45%	8/27/2024	2/10/2028		30,559	30,354	29,393	0.07
MRI Software, LLC	(11)	SOFR +	4.75%	8.45%	1/7/2021	2/10/2028		34,275	34,280	34,147	0.08
MRI Software, LLC	(4)(5)(7)(11)	SOFR +	4.75%	8.47%	10/2/2025	2/10/2028		5,487	5,449	5,381	0.01
NAVEX TopCo, Inc.	(4)(7)(10)	SOFR +	5.00%	8.68%	10/14/2025	10/14/2032		221,611	219,230	221,255	0.49
Nintex Topco, Limited	(4)(6)(10)	SOFR +	6.00%	9.85%	11/12/2021	11/13/2028		679,479	674,541	597,942	1.33

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Software (continued)
Noble Midco 3, Ltd.	(4)(5)(6)(10)	SOFR +	4.75%	8.45%	6/10/2024	6/24/2031		$39,181	$38,890	$39,181	0.09%
Noble Midco 3, Ltd.	(4)(5)(6)(7)(10)	SOFR +	4.75%	8.42%	6/10/2024	12/10/2030	1,356		1,279	1,311	0.00
OEConnection, LLC	(4)(7)(9)	SOFR +	4.50%	8.17%	12/23/2025	12/23/2032	31,437		31,218	31,210	0.07
OMEGA II AB	(4)(5)(6)(7)(8)	ST +	4.25%	6.27%	6/11/2025	6/17/2032	SEK	635,618	65,655	66,930	0.15
Onward Acquireco, Inc.	(4)(7)(10)	SOFR +	4.75%	8.42%	3/31/2026	4/1/2033	131,328		129,956	129,956	0.29
Optimizely North America, Inc.	(4)(5)(10)	S +	5.50%	9.23%	10/30/2024	10/30/2031	GBP	2,114	2,720	2,714	0.01
Optimizely North America, Inc.	(4)(5)(10)	E +	5.25%	7.16%	10/30/2024	10/30/2031	EUR	7,047	7,592	7,900	0.02
Optimizely North America, Inc.	(4)(5)(7)(10)	SOFR +	5.00%	8.67%	10/30/2024	10/30/2031	20,083		19,899	19,450	0.04
Optus 1011, GmbH	(4)(5)(6)(8)	E +	4.50%	6.64%	3/7/2025	3/24/2032	EUR	89,943	95,591	102,921	0.23
Optus 1011, GmbH	(4)(5)(6)(7)(8)	E +	4.50%	6.64%	10/24/2025	3/24/2032	EUR	13,798	16,084	14,991	0.03
PDI TA Holdings, Inc.	(4)(10)	SOFR +	6.00%	9.70% (incl. 2.50% PIK)	2/1/2024	2/3/2031	86,649		85,865	85,566	0.19
PDI TA Holdings, Inc.	(4)(5)(7)(10)	SOFR +	5.50%	9.17%	2/1/2024	2/3/2031	6,529		6,457	6,442	0.01
Peloton Computer Enterprises, Ltd.	(4)(6)(10)	SOFR +	4.25%	7.88%	2/13/2026	2/13/2032	113,254		112,102	112,080	0.25
Perforce Software, Inc.	(9)	SOFR +	4.75%	8.42%	3/22/2024	3/25/2031	19,650		19,580	13,636	0.03
Perforce Software, Inc.	(8)	SOFR +	4.75%	8.42%	12/18/2024	7/2/2029	18,196		17,992	12,308	0.03
Project Alpha Intermediate Holding, Inc.	(9)	SOFR +	3.25%	6.95%	5/14/2024	10/26/2030	62,087		62,087	47,327	0.11
Project Leopard Holdings, Inc.	(9)	SOFR +	5.25%	9.02%	7/20/2022	7/20/2029	131,531		127,940	82,733	0.18
Project Leopard Holdings, Inc.	(4)(5)(7)(8)	SOFR +	4.25%	7.91%	7/20/2022	7/20/2027	9,717		9,721	2,989	0.01
Proofpoint, Inc.	(9)	SOFR +	3.00%	6.70%	5/28/2024	8/31/2028	2,544		2,539	2,467	0.01
QBS Parent, Inc.	(4)(7)(10)	SOFR +	4.50%	8.20%	6/3/2025	6/3/2032	77,092		76,726	77,092	0.17
Quartz Acquireco, LLC	(8)	SOFR +	2.25%	5.95%	4/11/2025	6/28/2030	920		908	770	0.00
Rally Buyer, Inc.	(4)(10)	SOFR +	6.25%	9.92% (incl. 3.50% PIK)	7/19/2022	7/19/2029	146,504		145,240	127,458	0.28
Rally Buyer, Inc.	(4)(5)(7)(10)	SOFR +	5.75%	9.40%	7/19/2022	7/19/2029	9,307		9,140	7,001	0.02
Rocket Software, Inc.	(9)	SOFR +	3.75%	7.42%	10/5/2023	11/28/2028	10,278		10,208	9,882	0.02
Scorpio BidCo SAS	(4)(5)(6)(7)(8)	E +	5.75%	7.88%	4/3/2024	4/30/2031	EUR	37,234	39,717	42,953	0.10
Seven Bidco, SASU	(4)(6)(7)(8)	E +	4.40%	6.41%	8/29/2025	8/27/2032	EUR	210,485	244,619	241,863	0.54
Severin Acquisition, LLC	(4)(7)(10)	SOFR +	4.75%	8.42% (incl. 2.25% PIK)	10/1/2024	10/1/2031	351,517		348,659	351,517	0.78
Severin Acquisition, LLC	(4)(7)(10)	SOFR +	4.50%	8.18%	10/1/2024	10/1/2031	11,037		10,712	11,037	0.02

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Software (continued)
Skopima Consilio Parent, LLC	(9)	SOFR +	3.75%	7.42%	12/18/2024	5/12/2028		$14,619	$14,505	$11,508	0.03%
Skylark UK Debtco, Ltd.	(4)(5)(6)(7)(8)	S +	4.50%	8.23%	11/25/2025	12/8/2032	GBP	12,751	16,990	16,708	0.04
Skylark UK Debtco, Ltd.	(4)(5)(6)(8)	E +	4.50%	6.54%	11/25/2025	12/8/2032	EUR	5,751	6,694	6,581	0.01
Skylark UK Debtco, Ltd.	(4)(5)(6)(8)	SOFR +	4.41%	8.11%	11/25/2025	12/8/2032	24,898		24,898	24,649	0.05
Solis Midco, SAS	(4)(5)(6)(7)(8)	E +	4.75%	6.85%	10/8/2025	10/8/2032	EUR	313	357	352	0.00
Sophos Holdings, LLC	(6)(8)	SOFR +	3.50%	7.28%	1/7/2021	3/5/2027	5,151		5,155	4,918	0.01
Spaceship Purchaser, Inc.	(4)(7)(10)(18)	SOFR +	4.67%	8.37%	9/5/2025	10/17/2031	622,871		622,113	621,914	1.38
Spitfire Parent, Inc.	(4)(11)	E +	5.50%	7.39%	3/8/2021	3/11/2027	EUR	18,574	22,350	21,468	0.05
Spitfire Parent, Inc.	(4)(11)	SOFR +	5.50%	9.27%	3/9/2021	3/11/2027	84,146		83,867	84,146	0.19
Spitfire Parent, Inc.	(4)(11)	SOFR +	5.50%	9.27%	3/9/2021	3/11/2027	31,071		31,063	31,071	0.07
Starlight Parent, LLC	(8)	SOFR +	4.00%	7.67%	7/2/2025	4/16/2032	39,789		39,229	33,920	0.08
Tango Bidco, SAS	(4)(6)(8)	E +	5.25%	7.27%	10/17/2024	10/17/2031	EUR	69,197	74,087	79,582	0.18
Tango Bidco, SAS	(4)(5)(6)(7)(8)	E +	5.25%	7.29%	10/17/2024	10/17/2031	EUR	21,764	23,653	24,960	0.06
Themis Solutions, Inc.	(4)(6)(7)(10)	SOFR +	5.50%	9.17% (incl. 3.75% PIK)	10/29/2025	10/29/2032	131,911		129,731	129,902	0.29
Three Rivers Buyer, Inc	(4)(5)(7)(10)	SOFR +	4.75%	8.42%	10/31/2025	11/3/2031	15,162		14,932	14,991	0.03
TravelPerk, Inc.	(4)(6)(8)		11.50%	11.50% PIK	5/2/2024	5/2/2029	52,252		50,435	50,684	0.11
Tricentis Operations Holdings, Inc.	(4)(7)(10)	SOFR +	6.00%	9.64% (incl. 3.25% PIK)	2/11/2025	2/11/2032	139,095		137,727	138,102	0.31
Triple Lift, Inc.	(4)(7)(10)	SOFR +	5.75%	9.59%	5/6/2021	5/5/2028	42,947		42,605	37,080	0.08
Triple Lift, Inc.	(4)(10)	SOFR +	5.75%	9.59%	3/18/2022	5/5/2028	25,191		25,019	22,609	0.05
Varicent Parent Holdings Corp.	(4)(7)(10)	SOFR +	6.00%	9.70% (incl. 3.25% PIK)	8/23/2024	8/23/2031	106,972		105,728	105,313	0.23
Vision Solutions, Inc.	(10)	SOFR +	4.00%	7.93%	10/25/2021	4/24/2028	37,766		37,382	29,363	0.07
VS Buyer, LLC	(7)(8)	SOFR +	2.25%	5.92%	7/25/2025	4/12/2031	5,405		4,718	4,404	0.01
WPEngine, Inc.	(4)(7)(10)	SOFR +	5.75%	9.44%	8/14/2023	8/14/2029	81,400		79,891	81,156	0.18
XPLOR T1, LLC	(8)	SOFR +	3.50%	7.17%	12/1/2025	12/1/2032	21,365		21,365	19,923	0.04
Zendesk, Inc.	(4)(7)(10)	SOFR +	5.00%	8.71%	7/23/2024	11/22/2028	1,058,573		1,045,343	1,058,572	2.36
Zendesk, Inc.	(4)(5)(10)	SOFR +	5.00%	8.69%	11/21/2025	11/22/2028	71,198		71,198	71,198	0.16
Zodiac Purchaser, LLC	(8)	SOFR +	3.50%	7.17%	4/3/2025	2/14/2032	3,980		3,915	3,686	0.01
Zorro Bidco, Ltd.	(4)(6)(7)(8)	S +	4.65%	8.62%	8/13/2024	8/13/2031	GBP	73,631	92,603	96,397	0.21
Zorro Bidco, Ltd.	(4)(5)(6)(8)	S +	4.65%	8.62%	1/30/2025	8/13/2031	GBP	7,896	9,742	10,347	0.02
Zorro Bidco, Ltd.	(4)(5)(6)(8)	ST +	4.65%	6.66%	2/6/2025	8/13/2031	SEK	108,262	9,862	11,322	0.03
									21,098,302	20,403,052	45.38

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Specialty Retail
CustomInk, LLC	(4)(11)(18)	SOFR +	5.98%	9.65%	1/7/2021	5/3/2028	$39,625	$39,612	$39,625	0.09%
Great Outdoors Group, LLC	(10)	SOFR +	3.25%	6.92%	2/3/2026	1/23/2032	3,990	4,000	3,988	0.01
Hoya Midco, LLC	(6)(9)(17)	SOFR +	2.25%	5.92%	2/5/2025	2/3/2029	8,690	8,690	3,498	0.01
Mavis Tire Express Services Topco, Corp.	(10)	SOFR +	3.00%	6.67%	1/17/2025	5/4/2028	15,169	15,169	15,174	0.03
Mavis Tire Express Services Topco, Corp.	(4)(7)(10)	SOFR +	3.50%	7.14%	1/17/2025	5/4/2028	4,613	4,588	4,542	0.01
StubHub Holdco Sub, LLC	(8)	SOFR +	4.75%	8.42%	3/15/2024	3/15/2030	5,882	5,885	5,806	0.01
								77,944	72,633	0.16
Technology Hardware, Storage & Peripherals
Lytx, Inc.	(4)(11)	SOFR +	5.00%	8.78%	6/13/2024	2/28/2028	75,139	75,168	75,139	0.17
Trading Companies & Distributors
BCPE Empire Holdings, Inc.	(9)	SOFR +	3.50%	7.17%	3/12/2026	12/29/2032	8,000	8,006	7,890	0.02
BCPE Empire Holdings, Inc.	(9)	SOFR +	3.25%	6.92%	2/18/2026	12/11/2030	3,741	3,730	3,691	0.01
FCG Acquisitions, Inc.	(8)	SOFR +	3.25%	6.92%	3/5/2026	3/4/2033	9,531	9,507	9,543	0.02
Hillman Group, Inc.	(6)(9)	SOFR +	2.00%	5.67%	7/14/2021	7/14/2028	6,316	6,323	6,328	0.01
Icebox Holdco III, Inc.	(9)	SOFR +	3.25%	6.95%	12/22/2021	12/22/2031	8,818	8,815	8,842	0.02
Paramount Global Surfaces, Inc.	(4)(11)(17)	SOFR +	6.00%	9.77% (incl. 4.98% PIK)	4/30/2021	12/31/2028	83,481	83,071	54,262	0.12
Red Fox CD Acquisition Corp.	(4)(11)	SOFR +	6.00%	9.70%	3/4/2024	3/4/2030	106,941	105,322	106,941	0.24
Red Fox CD Acquisition Corp.	(4)(5)(7)(11)	SOFR +	6.00%	9.71%	5/31/2024	3/4/2030	24,400	23,733	24,400	0.05
White Cap Buyer, LLC	(8)	SOFR +	3.25%	6.92%	6/13/2024	10/19/2029	12,784	12,763	12,326	0.03
Windsor Holdings III, LLC	(8)	SOFR +	2.75%	6.42%	3/21/2025	8/1/2030	13,203	13,139	13,034	0.03
								274,409	247,257	0.55
Transportation Infrastructure
Apple Bidco, LLC	(8)	SOFR +	2.50%	6.17%	2/21/2025	9/23/2031	495	487	496	0.00
Capstone Acquisition Holdings, Inc.	(4)(11)	SOFR +	4.50%	8.27%	8/29/2024	11/13/2029	94,678	94,320	94,678	0.21
Capstone Acquisition Holdings, Inc.	(4)(11)	SOFR +	4.50%	8.27%	8/29/2024	11/13/2029	8,220	8,173	8,220	0.02
Enstructure, LLC	(4)(7)(9)	SOFR +	4.50%	8.18%	8/15/2025	8/15/2032	452,038	448,340	451,412	1.01
Frontline Road Safety, LLC	(4)(5)(7)(8)	SOFR +	4.75%	8.42% (incl. 2.00% PIK)	3/4/2025	3/4/2032	24,385	23,960	24,194	0.05
Frontline Road Safety, LLC	(4)(8)	SOFR +	4.75%	8.42% (incl. 2.00% PIK)	3/4/2025	3/4/2032	83,105	82,419	82,690	0.18
Frontline Road Safety, LLC	(4)(5)(8)	SOFR +	4.75%	8.42% (incl. 2.00% PIK)	5/15/2025	3/4/2032	25,832	25,719	25,703	0.06
Frontline Road Safety, LLC	(4)(8)	SOFR +	4.75%	8.42% (incl. 2.00% PIK)	12/31/2025	3/4/2032	15,299	15,153	15,222	0.03

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Transportation Infrastructure (continued)
Frontline Road Safety, LLC	(4)(5)(7)(8)	SOFR +	4.75%	8.42% (incl. 2.00% PIK)	9/26/2025	3/4/2032		$14,996	$14,927	$14,850	0.03%
Helix TS, LLC	(4)(10)	SOFR +	5.00%	8.70%	8/4/2021	8/4/2030		99,127	98,258	98,136	0.22
Helix TS, LLC	(4)(10)	SOFR +	5.00%	8.70%	8/4/2021	8/4/2030		116,982	116,111	115,812	0.26
Helix TS, LLC	(4)(10)	SOFR +	5.00%	8.70%	12/22/2023	8/4/2030		13,587	13,410	13,451	0.03
Helix TS, LLC	(4)(5)(10)	SOFR +	5.00%	8.67%	12/14/2022	8/4/2030		5,274	5,264	5,222	0.01
Helix TS, LLC	(4)(5)(7)(10)	SOFR +	5.00%	8.70%	10/21/2025	8/4/2030		67,350	66,582	66,332	0.15
Italian Motorway Holdings S.à r.l	(4)(6)(8)	E +	5.25%	7.38%	4/28/2022	4/28/2029	EUR	236,429	245,753	273,276	0.61
Roadsafe Holdings, Inc.	(4)(11)	SOFR +	5.75%	9.63%	4/19/2021	10/19/2027		70,697	70,315	70,697	0.16
Roadsafe Holdings, Inc.	(4)(11)	SOFR +	5.75%	9.49%	1/31/2022	10/19/2027		75,355	75,075	75,355	0.17
Roadsafe Holdings, Inc.	(4)(11)	SOFR +	5.75%	9.65%	4/19/2021	10/19/2027		54,006	53,959	54,006	0.12
Roadsafe Holdings, Inc.	(4)(5)(11)	P +	4.75%	11.50%	9/11/2024	10/19/2027		4,290	4,247	4,290	0.01
Safety Borrower Holdings, LP	(4)(11)	SOFR +	4.75%	8.42%	12/19/2025	12/19/2032		68,280	68,013	68,280	0.15
Safety Borrower Holdings, LP	(4)(5)(7)(11)	P +	3.75%	10.50%	9/1/2021	12/19/2032		333	282	313	0.00
Sam Holding Co, Inc.	(4)(11)	SOFR +	5.50%	9.27%	9/24/2021	9/24/2027		145,169	144,451	145,168	0.32
Sam Holding Co, Inc.	(4)(11)	SOFR +	5.50%	9.27%	9/19/2023	9/24/2027		62,400	61,939	62,400	0.14
Sam Holding Co, Inc.	(4)(11)	SOFR +	5.50%	9.25%	9/19/2023	9/24/2027		39,294	39,000	39,294	0.09
Sam Holding Co, Inc.	(4)(11)	SOFR +	5.50%	9.25%	9/24/2021	9/24/2027		45,058	44,849	45,058	0.10
Sam Holding Co, Inc.	(4)(7)(11)	SOFR +	5.50%	9.27%	9/5/2024	9/24/2027		47,517	47,196	47,517	0.11
Sam Holding Co, Inc.	(4)(5)(7)(11)	SOFR +	5.50%	9.31%	11/5/2025	9/24/2027		8,778	8,555	8,778	0.02
Swissport Stratosphere USA, LLC	(6)(8)	SOFR +	2.75%	6.41%	1/14/2026	4/4/2031		3,000	3,022	2,993	0.01
TRP Infrastructure Services, LLC	(4)(11)	SOFR +	5.50%	9.32%	7/9/2021	7/9/2028		70,551	70,241	70,375	0.16
TRP Infrastructure Services, LLC	(4)(11)	SOFR +	5.50%	9.32%	12/2/2024	7/9/2028		44,000	43,815	43,890	0.10
TRP Infrastructure Services, LLC	(4)(5)(7)(11)	SOFR +	5.50%	9.31%	9/9/2025	7/9/2028		37,836	37,468	37,666	0.08
									2,031,303	2,065,774	4.61
Wireless Telecommunication Services
CCI Buyer, Inc.	(4)(7)(10)	SOFR +	5.00%	8.70%	5/13/2025	5/13/2032		115,313	114,246	114,668	0.25
CyrusOne Revolving Warehouse	(4)(6)(7)(8)	SOFR +	2.95%	6.62%	7/12/2024	7/2/2027		166,829	166,376	166,829	0.37
SBA Senior Finance II, LLC	(6)(8)	SOFR +	1.75%	5.42%	6/16/2025	1/25/2031		2,775	2,781	2,788	0.01
									283,403	284,285	0.63
Total First Lien Debt - non-controlled/non-affiliated									73,626,433	72,447,160	160.85

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/affiliated
Aerospace & Defense
Align Precision Group, LLC	(4)(11)(16)	SOFR +	6.75%	10.45% PIK	7/3/2025	7/3/2030	$23,308	$23,309	$23,309	0.06%
Align Precision Group, LLC	(4)(5)(7)(11)(16)	SOFR +	6.75%	10.45% PIK	7/3/2025	7/3/2030	4,751	4,736	4,751	0.01
								28,045	28,060	0.07
Media
DMS Purchaser, LLC	(4)(5)(6)(14)(16)	SOFR +	7.50%	11.17% (incl. 6.50% PIK)	2/24/2025	2/28/2030	6,554	6,554	6,554	0.01
Total First Lien Debt - non-controlled/affiliated								34,599	34,614	0.08
First Lien Debt - controlled/affiliated
Chemicals
Pigments Services, Inc.	(4)(6)(14)(16)(17)	SOFR +	8.25%	12.02% PIK	4/14/2023	4/14/2029	27,010	15,191	0	0.00
Pigments Services, Inc.	(4)(6)(14)(16)(17)	SOFR +	8.25%	12.02% PIK	4/14/2023	4/14/2029	13,189	11,573	7,097	0.02
								26,764	7,097	0.02
Insurance
CFCo, LLC (Benefytt Technologies, Inc.)	(4)(5)(8)(16)(17)(18)		0.00%	0.00%	9/11/2023	9/13/2038	86,098	12,571	0	0.00
Daylight Beta Parent, LLC (Benefytt Technologies, Inc.)	(4)(5)(8)(16)(17)(18)		10.00%	10.00% PIK	9/11/2023	9/12/2033	62,075	49,530	8,492	0.02
								62,101	8,492	0.02
Media
Prodege International Holdings, LLC	(4)(5)(10)(16)	SOFR +	5.25%	9.04% (incl. 3.25% PIK)	2/12/2026	12/31/2030	201,554	201,554	201,553	0.45
Prodege International Holdings, LLC	(4)(5)(10)(16)	SOFR +	5.75%	9.54% PIK	2/12/2026	12/31/2030	98,607	98,607	98,607	0.22
								300,161	300,160	0.67
Oil, Gas & Consumable Fuels
Pibb Member, LLC	(4)(5)(6)(8)(16)		6.41%	6.41%	11/22/2024	12/20/2049	2,116	2,116	2,180	0.00
Professional Services
Material Holdings, LLC	(4)(5)(10)(16)	SOFR +	6.00%	9.80% (incl. 6.04% PIK)	6/14/2024	8/19/2027	236,872	235,940	220,290	0.48
Material Holdings, LLC	(4)(5)(10)(16)(17)	SOFR +	6.00%	9.80% PIK	6/14/2024	8/19/2027	65,347	57,075	0	0.00
Material Holdings, LLC	(4)(5)(7)(10)(16)	SOFR +	6.00%	9.80% PIK	6/14/2024	8/19/2027	13,628	13,613	13,254	0.03
								306,628	233,544	0.51
Total First Lien Debt - controlled/affiliated								697,770	551,473	1.22
Total First Lien Debt								74,358,802	73,033,247	162.15

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

Second Lien Debt
Second Lien Debt - non-controlled/non-affiliated
Aerospace & Defense
Peraton Corp.	(10)	SOFR +	7.75%	11.52%	5/6/2021	2/1/2029		$43,259	$43,029	$31,363	0.07%
Commercial Services & Supplies
DG Investment Intermediate Holdings 2, Inc.	(4)(8)	SOFR +	5.50%	9.17%	7/23/2025	7/31/2033	22,000		21,899	21,560	0.05
OMNIA Partners, LLC	(4)(8)	SOFR +	5.00%	8.67%	5/31/2024	5/31/2032	165,000		164,364	165,000	0.37
OMNIA Partners, LLC	(4)(8)	SOFR +	5.00%	8.67%	10/29/2025	5/31/2032	87,500		87,295	87,500	0.19
									273,558	274,060	0.61
Construction & Engineering
Thermostat Purchaser III, Inc.	(4)(10)	SOFR +	7.25%	11.07%	8/31/2021	8/31/2029	32,725		32,516	31,907	0.07
Health Care Providers & Services
Canadian Hospital Specialties, Ltd.	(4)(6)(8)		8.75%	8.75%	4/15/2021	4/15/2029	CAD	3,800	3,010	2,622	0.01
Hunter UK Bidco, Ltd.	(4)(6)(8)	S +	7.50%	11.34%	8/19/2021	8/19/2029	GBP	65,340	88,275	74,809	0.17
Inizio Group, Ltd.	(4)(6)(8)	SOFR +	7.25%	11.05%	12/31/2021	8/19/2029	15,000		14,834	12,863	0.03
Inizio Group, Ltd.	(4)(5)(6)(8)	SOFR +	7.25%	11.05%	3/31/2022	8/19/2029	10,000		9,885	8,575	0.02
Jayhawk Buyer, LLC	(4)(5)(11)	SOFR +	9.00%	12.77%	5/26/2021	7/16/2028	6,537		6,503	6,193	0.01
									122,507	105,062	0.24
Health Care Technology
Project Ruby Ultimate Parent Corp.	(4)(10)	SOFR +	5.25%	9.03%	10/15/2024	3/10/2029	100,934		100,597	99,925	0.22
Insurance
Alera Group, Inc.	(9)	SOFR +	5.50%	9.18%	5/21/2025	5/30/2033	91,508		91,096	88,648	0.20
SQ ABS Issuer, LLC	(4)(6)(8)		9.65%	9.65%	10/11/2024	10/20/2039	10,834		10,707	10,726	0.02
									101,803	99,374	0.22
Interactive Media & Services
Speedster Bidco, GmbH	(4)(6)(8)	CA +	5.50%	7.81%	12/10/2024	2/13/2032	CAD	681,018	478,488	467,524	1.04
IT Services
Dcert Buyer, Inc.	(8)	SOFR +	7.00%	10.67%	2/19/2021	2/19/2029	60,975		61,062	47,103	0.10
Inovalon Holdings, Inc.	(4)(10)	SOFR +	8.50%	12.43% PIK	4/11/2025	11/24/2033	150,168		148,599	133,650	0.30
Orion US Finco, Inc.	(4)(6)(8)	SOFR +	5.50%	9.15%	10/10/2025	10/10/2033	4,000		3,962	3,790	0.01
OT Luxco 2 S.à r.l.	(4)(5)(6)(8)	E +	8.75%	10.85% PIK	10/10/2024	9/30/2029	EUR	23,637	25,680	26,638	0.06
									239,303	211,181	0.47
Life Sciences Tools & Services
Curia Global, Inc.	(4)(10)(17)	SOFR +	10.50%	14.43% PIK	9/1/2021	3/7/2030	53,166		52,742	11,696	0.03
Machinery
Victory Buyer, LLC	(4)(8)	SOFR +	6.00%	9.67%	2/13/2026	2/13/2034	21,379		21,175	21,379	0.05
Media
HMH Education, Inc.	(4)(9)	SOFR +	8.50%	12.17%	4/7/2022	4/8/2030	80,500		79,676	65,607	0.15
Pharmaceuticals
Rossini, S.à r.l.	(4)(5)(6)(8)	E +	7.00%	9.50% PIK	4/6/2025	3/30/2030	EUR	27,222	30,971	31,307	0.07

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

Second Lien Debt - non-controlled/non-affiliated (continued)
Professional Services
CoreLogic, Inc.	(9)	SOFR +	6.50%	10.28%	6/4/2021	6/4/2029		$65,488	$65,227	$61,232	0.14%
Kwor Acquisition, Inc.	(4)(5)(11)	SOFR +	8.00%	11.67% PIK	2/28/2025	2/28/2030	2,336		2,336	2,336	0.01
Sedgwick Claims Management Services, Inc.	(4)(8)	SOFR +	5.00%	8.67%	7/31/2024	7/31/2031	230,000		228,180	230,000	0.51
Thevelia US, LLC	(4)(6)(9)	SOFR +	5.00%	8.70%	6/17/2022	6/17/2032	182,046		179,139	182,046	0.40
									474,882	475,614	1.06
Real Estate Management & Development
Progress Residential PM Holdings, LLC	(4)(8)	SOFR +	4.75%	8.42%	9/11/2025	9/11/2028	101,340		100,516	100,327	0.22
Software
Boxer Parent Company, Inc.	(8)	SOFR +	5.75%	9.42%	7/30/2024	7/30/2032	55,594		55,137	46,838	0.10
CB Nike Holdco, LLC	(4)(11)	SOFR +	7.35%	11.02% PIK	11/25/2024	11/26/2029	236,535		233,113	234,169	0.52
Cloudera, Inc.	(9)	SOFR +	6.00%	9.77%	10/8/2021	10/8/2029	66,697		66,452	51,912	0.12
Delta Topco, Inc.	(8)	SOFR +	5.25%	8.92%	5/1/2024	12/1/2030	129,605		128,894	114,484	0.25
Denali Holdco, Ltd.	(4)(5)(6)(8)		9.80%	9.80% PIK	9/5/2025	9/5/2032	EUR	5,266	6,115	5,995	0.01
Denali Holdco, Ltd.	(4)(5)(6)(8)		11.20%	11.20% PIK	9/5/2025	9/5/2032	GBP	3,055	4,088	3,983	0.01
Flash Charm, Inc.	(8)	SOFR +	6.75%	10.56%	3/2/2021	3/2/2029	27,051		26,925	18,919	0.04
IGT Holding II, AB	(4)(6)(8)	SOFR +	6.15%	9.78% PIK	8/13/2024	8/29/2033	142,952		140,944	142,952	0.32
INK BC Bidco S.p.A.	(4)(6)(8)	E +	8.25%	10.39% PIK	7/17/2025	7/16/2033	EUR	15,049	17,149	17,134	0.04
INK BC Bidco S.p.A.	(4)(6)(8)	E +	8.25%	10.37%	11/12/2025	7/17/2033	EUR	11,234	12,774	12,790	0.03
Kaseya, Inc.	(8)	SOFR +	5.00%	8.67%	3/20/2025	3/20/2033	125,000		124,021	100,521	0.22
Mandolin Technology Intermediate Holdings, Inc.	(4)(9)	SOFR +	6.50%	10.30% (incl. 6.50% PIK)	7/30/2021	7/30/2029	34,126		33,941	28,666	0.06
Project Alpha Intermediate Holding, Inc.	(9)	SOFR +	5.00%	8.70%	11/21/2024	11/21/2032	49,542		49,322	30,394	0.07
Proofpoint, Inc.	(4)(5)(8)	E +	5.75%	9.45%	12/8/2025	12/8/2033	EUR	26,552	30,679	29,309	0.07
Proofpoint, Inc.	(4)(5)(8)	SOFR +	5.75%	9.45%	12/8/2025	12/8/2033	41,706		41,306	39,829	0.09
Solis Midco, SAS	(4)(5)(6)(8)	E +	7.75%	9.85% PIK	10/8/2025	10/8/2033	EUR	104	119	117	0.00
Teamsystem Holdco 3 S.p.A.	(4)(5)(6)(8)	E +	5.75%	7.90%	7/7/2025	7/7/2033	EUR	41,546	48,252	46,460	0.10
Vision Solutions, Inc.	(10)	SOFR +	7.25%	11.18%	4/23/2021	4/23/2029	41,439		41,317	29,707	0.07
									1,060,548	954,179	2.12
Trading Companies & Distributors
BCPE Empire Holdings, Inc.	(4)(11)	SOFR +	5.25%	8.92%	4/4/2025	12/31/2031	72,514		71,586	71,426	0.16
Total Second Lien Debt - non-controlled/non-affiliated									3,283,897	3,051,931	6.80
Total Second Lien Debt									3,283,897	3,051,931	6.80

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

Unsecured Debt
Unsecured Debt - non-controlled/non-affiliated
Biotechnology
AbbVie, Inc.	(6)(8)	4.80%	4.80%	9/10/2024	3/15/2029		$1,000	$1,021	$1,016	0.00%
Amgen, Inc.	(6)(8)	5.15%	5.15%	9/10/2024	3/2/2028		1,000	1,017	1,015	0.00
Biogen, Inc.	(5)(6)(8)	2.25%	2.25%	9/10/2024	5/1/2030		1,000	924	914	0.00
Gilead Sciences, Inc.	(5)(6)(8)	1.65%	1.65%	9/10/2024	10/1/2030		1,000	900	891	0.00
Regeneron Pharmaceuticals, Inc.	(5)(6)(8)	1.75%	1.75%	9/10/2024	9/15/2030		1,000	902	887	0.00
								4,764	4,723	0.00
Health Care Equipment & Supplies
Abbott Laboratories	(5)(6)(8)	1.40%	1.40%	9/10/2024	6/30/2030		1,000	911	888	0.00
Alcon Finance Corp.	(5)(6)(8)	2.60%	2.60%	9/10/2024	5/27/2030		1,000	937	925	0.00
Boston Scientific Corp.	(5)(6)(8)	2.65%	2.65%	9/10/2024	6/1/2030		1,000	944	932	0.00
								2,792	2,745	0.00
Health Care Technology
Healthcomp Holding Company, LLC	(4)(5)(8)	13.75%	13.75% PIK	11/8/2023	11/7/2031		26,012	25,619	22,891	0.05
IT Services
Evergreen Services Group PIK Holdco, LLC	(4)(5)(8)	12.75%	12.75% PIK	9/19/2025	4/5/2031		31,283	30,742	30,814	0.07
Evergreen Services Group PIK Holdco, LLC	(4)(5)(8)	12.75%	12.75% PIK	9/19/2025	4/5/2031		6,102	5,995	6,010	0.01
								36,737	36,824	0.08
Life Sciences Tools & Services
Thermo Fisher Scientific, Inc.	(6)(8)	5.00%	5.00%	9/10/2024	1/31/2029		1,000	1,025	1,020	0.00
Pharmaceuticals
Astrazeneca Finance, LLC	(6)(8)	4.85%	4.85%	9/10/2024	2/26/2029		1,000	1,022	1,017	0.00
Bristol-Myers Squibb, Co.	(6)(8)	4.90%	4.90%	9/10/2024	2/22/2029		1,000	1,023	1,021	0.00
Eli Lilly & Co.	(6)(8)	4.20%	4.20%	9/10/2024	8/14/2029		1,000	1,008	1,001	0.00
GlaxoSmithKline Capital PLC	(6)(8)	3.38%	3.38%	9/10/2024	6/1/2029		1,000	982	974	0.00
Johnson & Johnson	(6)(8)	4.80%	4.80%	9/10/2024	6/1/2029		1,000	1,030	1,026	0.00
Merck & Co, Inc.	(6)(8)	4.30%	4.30%	9/10/2024	5/17/2030		1,000	1,012	999	0.00
Novartis Capital Corp.	(5)(6)(8)	2.20%	2.20%	9/10/2024	8/14/2030		1,000	935	916	0.00
Novo Nordisk Finance Netherlands, BV	(6)(8)	3.13%	3.13%	9/10/2024	1/21/2029	EUR	1,000	1,113	1,153	0.00
Pfizer, Inc.	(5)(6)(8)	1.70%	1.70%	9/10/2024	5/28/2030		1,000	915	899	0.00
Roche Holdings, Inc.	(6)(8)	4.20%	4.20%	9/10/2024	9/9/2029		1,000	1,006	999	0.00
Takeda Pharmaceutical Co, Ltd.	(6)(8)	2.05%	2.05%	9/10/2024	3/31/2030		1,000	921	909	0.00
Teva Pharmaceutical Finance Netherlands III, BV	(6)(8)	3.15%	3.15%	9/10/2024	10/1/2026		1,000	990	991	0.00
								11,957	11,905	0.00
Total Unsecured Debt - non-controlled/non-affiliated								82,894	80,108	0.13
Total Unsecured Debt								82,894	80,108	0.13

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

Structured Finance Obligations
Structured Finance Obligations - Debt Instruments - non-controlled/non-affiliated
Capital Markets
Lloyds Bank PLC	(4)(6)(8)	S +	5.25%	8.98%	12/10/2025	2/18/2035	GBP	21,849	$29,247	$28,726	0.06%
Financial Services
1988 CLO 3, Ltd. - Class ER	(4)(6)(8)	SOFR +	6.25%	9.42%	10/7/2025	10/15/2040		$2,000	2,000	1,958	0.00
522 Funding CLO 2020-6, Ltd. - Class ER	(4)(6)(8)	SOFR +	6.50%	10.43%	11/9/2021	10/23/2034		3,000	3,000	2,484	0.01
Allegro CLO VIII-S Ltd - Class E2	(4)(6)(8)	SOFR +	8.00%	11.91%	10/3/2024	10/15/2037		2,000	2,000	2,003	0.00
Allegro CLO XVIII Ltd - Class E2	(4)(6)(8)	SOFR +	7.50%	11.17%	10/30/2024	1/25/2038		2,225	2,225	2,172	0.00
ARES LI CLO Ltd - Class ER2	(4)(6)(8)	SOFR +	6.25%	9.92%	11/1/2024	10/15/2037		4,000	4,000	3,878	0.01
Ares LVI CLO Ltd - Class ER2	(4)(6)(8)	SOFR +	5.35%	9.02%	12/27/2024	1/25/2038		7,000	7,000	6,330	0.01
Ares LX CLO Ltd - Class E	(4)(6)(8)	SOFR +	6.25%	10.18%	5/6/2021	7/18/2034		5,000	4,982	4,718	0.01
Bain Capital Credit CLO 2022-6 Ltd - Class ER	(4)(6)(8)	SOFR +	6.25%	9.92%	10/25/2024	1/22/2038		2,000	2,000	1,851	0.00
Bain Capital Credit CLO 2024-3 Ltd - Class E	(4)(6)(8)	SOFR +	6.25%	9.92%	5/16/2024	7/16/2037		2,500	2,500	2,333	0.01
Bain Capital Credit CLO 2022-1, Ltd - Class ER	(4)(6)(8)	SOFR +	6.35%	10.02%	10/9/2025	10/18/2038		5,000	5,000	4,551	0.01
Balboa Bay Loan Funding 2021-2, Ltd. - Class E	(4)(6)(8)	SOFR +	6.60%	10.53%	10/20/2021	1/20/2035		7,000	6,953	6,545	0.01
Balboa Bay Loan Funding 2024-1 Ltd - Class E	(4)(6)(8)	SOFR +	6.25%	9.92%	5/17/2024	7/20/2037		2,300	2,300	2,301	0.01
Barings CLO Ltd 2018-II - Class ER	(4)(6)(8)	SOFR +	6.90%	10.57%	8/9/2024	7/15/2036		4,000	4,000	3,844	0.01
Barings CLO Ltd 2019-IV - Class ER	(4)(6)(8)	SOFR +	6.40%	10.07%	5/13/2024	7/15/2037		5,000	5,000	4,821	0.01
Barings CLO Ltd 2021-III - Class E	(4)(6)(8)	SOFR +	6.65%	10.58%	11/17/2021	1/18/2035		7,200	7,200	5,929	0.01
Barings CLO Ltd 2022-II - Class ER	(4)(6)(8)	SOFR +	6.90%	10.57%	7/2/2024	7/15/2039		5,000	5,000	4,630	0.01
Benefit Street Partners CLO XXVI Ltd - Class ER	(4)(6)(8)	SOFR +	6.00%	9.67%	7/3/2024	7/20/2037		3,000	3,000	2,954	0.01
BlueMountain CLO XXIX Ltd - Class ER	(4)(6)(8)	SOFR +	6.86%	10.79%	7/15/2021	7/25/2034		2,750	2,704	2,495	0.01
Broad River Ltd 2020-1 - Class ER	(4)(6)(8)	SOFR +	6.50%	10.43%	5/17/2021	7/20/2034		7,000	6,962	6,731	0.01
Carlyle US CLO 2018-4, Ltd. - Class E1R	(4)(6)(8)	SOFR +	6.43%	10.10%	7/23/2024	10/17/2037		1,000	974	934	0.00
Carlyle US CLO 2018-4, Ltd. - Class E2R	(4)(6)(8)	SOFR +	7.86%	11.53%	7/23/2024	10/17/2037		5,000	5,022	5,014	0.01
Carlyle US CLO 2021-7, LTD. - Class ER	(4)(6)(8)	SOFR +	5.50%	9.17%	3/26/2025	4/15/2040		4,650	4,650	4,217	0.01
Carlyle US CLO 2022-4 Ltd - Class ER	(4)(6)(8)	SOFR +	6.75%	10.42%	7/12/2024	7/25/2036		4,000	4,000	3,902	0.01

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

Structured Finance Obligations - Debt Instruments - non-controlled/non-affiliated (continued)
Financial Services (continued)
Carlyle US CLO 2023-4, Ltd. - Class ER	(4)(6)(8)	SOFR +	5.40%	9.07%	10/20/2025	10/25/2038	$6,500	$6,500	$6,278	0.01%
Carlyle US CLO 2025-1, Ltd. - Class E	(4)(6)(8)	SOFR +	5.70%	9.37%	4/1/2025	4/25/2038	4,000	4,000	3,919	0.01
Carval CLO V-C, Ltd. - Class E	(4)(6)(8)	SOFR +	6.75%	10.68%	11/24/2021	10/15/2034	8,000	7,947	7,493	0.02
Carval CLO VIII-C Ltd - Class E2R	(4)(6)(8)	SOFR +	7.60%	11.27%	9/13/2024	10/22/2037	2,000	2,000	1,997	0.00
Carval CLO X-C Ltd - Class E	(4)(6)(8)	SOFR +	6.15%	9.82%	6/13/2024	7/20/2037	3,000	3,000	2,944	0.01
CarVal CLO XI C Ltd - Class E	(4)(6)(8)	SOFR +	6.35%	10.02%	8/14/2024	10/20/2037	3,000	3,000	2,971	0.01
CBAM 2017-1 Ltd - Class ER2	(4)(6)(8)	SOFR +	6.93%	10.60%	11/5/2024	1/20/2038	10,000	9,820	9,873	0.02
CBAM 2018-8 Ltd - Class E1R	(4)(6)(8)	SOFR +	7.40%	11.07%	5/10/2024	7/15/2037	4,000	4,000	3,970	0.01
CBAM 2018-8 Ltd - Class E2R	(4)(6)(8)	SOFR +	6.37%	10.04%	5/10/2024	7/15/2037	1,000	966	942	0.00
Dryden 78 CLO Ltd - Class E1R	(4)(6)(8)	SOFR +	7.70%	11.37%	4/4/2024	4/17/2037	4,000	4,000	3,952	0.01
Dryden 78 CLO Ltd - Class E2R	(4)(6)(8)	SOFR +	6.63%	10.30%	4/4/2024	4/17/2037	1,000	980	929	0.00
Dryden 95 CLO, Ltd. - Class E	(4)(6)(8)	SOFR +	6.15%	10.30%	7/29/2021	8/20/2034	7,000	7,000	6,468	0.01
Eaton Vance CLO 2019-1 Ltd - Class ER2	(4)(6)(8)	SOFR +	6.40%	10.07%	5/9/2024	7/15/2037	5,000	5,000	4,580	0.01
Elmwood CLO 30 Ltd - Class F	(4)(6)(8)	SOFR +	7.25%	10.92%	5/22/2024	7/17/2037	4,500	4,502	4,149	0.01
Elmwood CLO XII, Ltd. - Class FR	(4)(6)(8)	SOFR +	8.75%	12.42%	11/18/2025	10/15/2037	5,000	4,692	4,267	0.01
Fort Washington CLO 2021-2, Ltd. - Class E	(4)(6)(8)	SOFR +	6.61%	10.54%	8/4/2021	10/20/2034	13,000	12,899	12,322	0.04
Galaxy 30 CLO Ltd - Class ER	(4)(6)(8)	SOFR +	5.90%	9.57%	12/9/2024	1/15/2038	5,000	5,000	4,821	0.01
Galaxy 35 CLO, Ltd. - Class E	(4)(6)(8)	SOFR +	5.00%	8.67%	3/11/2025	4/20/2038	6,001	6,001	5,871	0.01
Galaxy 36 CLO, Ltd. - Class E	(4)(6)(8)	SOFR +	4.90%	8.68%	10/27/2025	10/15/2038	6,500	6,500	6,354	0.01
Goldentree Loan Management US CLO 17, Ltd. - Class FR	(4)(6)(8)	SOFR +	8.00%	11.67%	6/27/2025	1/20/2039	2,500	2,456	2,300	0.01
GoldenTree Loan Management US CLO 23 Ltd - Class F	(4)(6)(8)	SOFR +	7.75%	11.42%	11/26/2024	1/20/2039	3,500	3,475	3,224	0.01
Goldentree Loan Management US CLO 26, Ltd. - Class F	(4)(6)(8)	SOFR +	7.83%	11.50%	7/9/2025	7/20/2038	3,000	2,972	2,759	0.01
Goldentree Loan Management US CLO 15, Ltd. - Class ER2	(4)(6)(8)	SOFR +	5.00%	8.67%	10/14/2025	10/20/2038	7,000	7,000	6,843	0.02
Halseypoint CLO 5, Ltd. - Class E	(4)(6)(8)	SOFR +	6.94%	10.88%	11/19/2021	1/30/2035	9,500	9,372	7,542	0.02
Halseypoint CLO 7, Ltd. - Class ER	(4)(6)(8)	SOFR +	6.59%	10.26%	6/6/2025	7/20/2038	6,900	6,835	6,441	0.01
Harvest US CLO 2025-1, Ltd. - Class E	(4)(6)(8)	SOFR +	5.35%	9.02%	8/13/2025	4/18/2038	3,000	3,016	2,938	0.01
HPS Loan Management 2024-20 Ltd - Class E	(4)(6)(8)	SOFR +	6.20%	9.87%	5/15/2024	7/25/2037	2,921	2,928	2,867	0.01

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

Structured Finance Obligations - Debt Instruments - non-controlled/non-affiliated (continued)
Financial Services (continued)
HPS Loan Management 2025-24 Ltd - Class E	(4)(6)(8)	SOFR +	4.65%	8.32%	3/11/2025	4/25/2038	$4,000	$4,000	$3,913	0.01%
Invesco CLO 2022-3 Ltd - Class ER	(4)(6)(8)	SOFR +	6.75%	10.42%	9/30/2024	10/22/2037	3,500	3,487	3,239	0.01
Jamestown CLO XV, Ltd. - Class ER	(4)(6)(8)	SOFR +	7.06%	10.73%	5/28/2024	7/15/2035	3,000	2,975	2,765	0.01
MidOcean Credit CLO XI Ltd - Class ER2	(4)(6)(8)	SOFR +	6.00%	9.67%	11/25/2024	1/18/2036	2,000	2,000	1,923	0.00
Morgan Stanley Eaton Vance CLO 2023-19A Ltd - Class ER	(4)(6)(8)	SOFR +	6.10%	9.77%	10/16/2024	10/20/2037	2,200	2,200	1,980	0.00
Morgan Stanley Eaton Vance CLO 2023-19, Ltd. - Class ER	(4)(6)(8)	SOFR +	5.50%	9.17%	11/21/2025	7/15/2038	3,000	2,835	2,769	0.01
Neuberger Berman Loan Advisers CLO 30, Ltd. - Class ER2	(4)(6)(8)	SOFR +	5.15%	8.82%	12/23/2024	1/20/2039	3,500	3,500	3,410	0.01
New Mountain CLO 1 Ltd - Class ERR	(4)(6)(8)	SOFR +	5.25%	8.92%	2/7/2025	1/15/2038	2,000	2,000	1,916	0.00
Northwoods Capital XI-B Ltd - Class ER	(4)(6)(8)	SOFR +	7.35%	11.02%	7/3/2024	7/19/2037	3,412	3,361	3,148	0.01
Oaktree CLO 2019-3 Ltd - Class ER2	(4)(6)(8)	SOFR +	6.75%	10.42%	10/24/2024	1/20/2038	5,000	5,000	4,777	0.01
Oaktree CLO 2022-2, Ltd. - Class ER2	(4)(6)(8)	SOFR +	6.40%	10.07%	8/7/2025	10/15/2037	2,500	2,534	2,462	0.01
OCP CLO 2021-22, Ltd. - Class ER	(4)(6)(8)	SOFR +	5.75%	9.42%	10/18/2024	10/20/2037	2,000	2,000	1,982	0.00
OCP CLO 2020-18 Ltd - Class ER2	(4)(6)(8)	SOFR +	6.25%	9.92%	7/30/2024	7/20/2037	1,000	1,000	981	0.00
OCP CLO 2017-13 Ltd - Class ER2	(4)(6)(8)	SOFR +	5.90%	9.57%	11/5/2024	11/26/2037	5,000	5,000	4,951	0.01
Octagon Investment Partners 41, Ltd. - Class ER	(4)(6)(8)	SOFR +	7.13%	11.06%	9/24/2021	10/15/2033	2,500	2,492	2,028	0.00
Orion CLO 2024-4 LTD - Class E	(4)(6)(8)	SOFR +	6.00%	9.67%	10/25/2024	10/20/2037	5,000	5,000	4,846	0.01
Parallel 2020-1 Ltd - Class DR	(4)(6)(8)	SOFR +	6.50%	10.43%	6/14/2021	7/20/2034	3,500	3,447	3,342	0.01
Park Avenue Institutional Advisers CLO Ltd 2022-1 - Class D	(4)(6)(8)	SOFR +	7.29%	10.96%	2/11/2022	4/20/2035	6,000	5,876	5,854	0.01
Pikes Peak CLO 10 - Class ER	(4)(6)(8)	SOFR +	5.90%	9.57%	11/22/2024	1/22/2038	5,000	5,000	4,648	0.01
Pikes Peak CLO 17 Ltd - Class E	(4)(6)(8)	SOFR +	5.75%	9.42%	11/1/2024	1/15/2038	4,000	4,000	3,921	0.01
Pikes Peak CLO 3 - Class ERR	(4)(6)(8)	SOFR +	6.61%	10.54%	8/13/2021	10/25/2034	3,000	3,009	2,736	0.01
Pikes Peak CLO 8 - Class ER	(4)(6)(8)	SOFR +	5.75%	9.42%	12/19/2024	1/20/2038	1,000	1,000	926	0.00
Pikes Peak CLO 15 2023, Ltd. - Class ER	(4)(6)(8)	SOFR +	5.75%	9.42%	10/10/2025	10/20/2038	5,000	5,000	4,832	0.01
Post CLO 2022-1, Ltd. - Class E	(4)(6)(8)	SOFR +	6.75%	10.42%	2/15/2022	4/20/2035	5,000	4,983	4,664	0.01
Post CLO 2024-1, Ltd. - Class E	(4)(6)(8)	SOFR +	6.80%	10.47%	2/6/2024	4/20/2037	2,500	2,500	2,496	0.01
Post CLO VII, Ltd. - Class E	(4)(6)(8)	SOFR +	5.40%	9.11%	10/30/2025	1/20/2039	4,000	4,000	3,998	0.01
PPM CLO 5, Ltd. - Class E	(4)(6)(8)	SOFR +	6.50%	10.43%	9/17/2021	10/18/2034	4,800	4,800	3,481	0.01

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

Structured Finance Obligations - Debt Instruments - non-controlled/non-affiliated (continued)
Financial Services (continued)
Rad CLO 14, Ltd. - Class E	(4)(6)(8)	SOFR +	6.50%	10.67%	11/2/2021	1/15/2035	$6,750	$6,750	$5,832	0.01%
Rad CLO 16 Ltd - Class ER	(4)(6)(8)	SOFR +	6.50%	10.17%	5/3/2024	7/15/2037	5,000	5,000	4,494	0.01
Rad CLO 17 Ltd - Class ER	(4)(6)(8)	SOFR +	6.25%	9.92%	11/5/2024	1/20/2038	5,000	5,000	4,617	0.01
Rad CLO 25 Ltd - Class E	(4)(6)(8)	SOFR +	6.00%	9.67%	5/16/2024	7/20/2037	3,000	3,000	2,778	0.01
Rad CLO 3 Ltd - Class E1R2	(4)(6)(8)	SOFR +	5.88%	9.55%	6/18/2024	7/15/2037	2,715	2,668	2,335	0.01
Rad CLO 3 Ltd - Class E2R2	(4)(6)(8)	SOFR +	7.00%	9.55%	6/18/2024	7/15/2037	2,715	2,715	2,498	0.01
Rad CLO 9 Ltd - Class ER	(4)(6)(8)	SOFR +	5.75%	9.42%	12/19/2024	1/15/2038	3,000	3,000	2,769	0.01
RAD CLO 27 Ltd - Class E	(4)(6)(8)	SOFR +	5.30%	8.97%	1/22/2025	1/15/2038	10,000	10,000	9,435	0.02
Regatta IX Funding Ltd. - Class ER	(4)(6)(8)	SOFR +	6.83%	10.50%	4/10/2024	4/17/2037	3,820	3,896	3,590	0.01
Regatta XXI Funding Ltd - Class ER	(4)(6)(8)	SOFR +	6.25%	9.92%	11/5/2024	10/15/2037	4,000	4,000	3,782	0.01
Sagard-Halseypoint Clo 9, Ltd. - Class E	(4)(6)(8)	SOFR +	5.85%	9.52%	3/31/2025	4/20/2038	5,250	5,201	4,967	0.01
Sound Point CLO XXVII, Ltd. - Class ER	(4)(6)(8)	SOFR +	6.56%	10.49%	10/1/2021	10/25/2034	5,000	4,934	3,819	0.01
Symphony CLO 44 Ltd - Class E	(4)(6)(8)	SOFR +	6.15%	9.82%	5/20/2024	7/14/2037	2,500	2,500	2,454	0.01
Tikehau US CLO VII, Ltd. - Class E	(4)(6)(8)	SOFR +	5.50%	9.17%	8/13/2025	2/25/2038	3,000	3,016	2,939	0.01
Trinitas CLO XVI Ltd - Class E	(4)(6)(8)	SOFR +	7.00%	10.93%	6/14/2021	7/20/2034	5,000	4,857	4,270	0.01
Vibrant CLO IV-R Ltd - Class E	(4)(6)(8)	SOFR +	7.90%	11.57%	9/19/2024	10/20/2037	1,000	973	925	0.00
Vibrant CLO XIII, Ltd - Class ER	(4)(6)(8)	SOFR +	7.59%	11.26%	11/1/2024	1/15/2038	3,250	3,221	2,957	0.01
Voya CLO 2019-4, Ltd. - Class ER	(4)(6)(8)	SOFR +	6.71%	10.63%	12/14/2021	1/15/2035	8,250	8,139	7,742	0.02
Warwick Capital CLO 7, Ltd. - Class E	(4)(6)(8)	SOFR +	5.25%	9.20%	8/15/2025	10/21/2038	5,000	5,000	4,888	0.01
Wellington Management CLO 1, Ltd. - Class ER	(4)(6)(8)	SOFR +	5.50%	9.17%	10/17/2025	10/20/2038	3,000	3,000	2,934	0.01
								408,202	383,622	0.90
Total Structured Finance Obligations - Debt Instruments - non-controlled/non-affiliated								437,449	412,348	0.96
Structured Finance Obligations - Equity Instruments - non-controlled/non-affiliated
Financial Services
Aimco CLO 20, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:		11.89%	11/7/2025	10/16/2038	5,659	5,084	4,502	0.01
Ballyrock CLO 20, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:		10.69%	2/24/2025	10/15/2036	6,000	4,122	2,935	0.01
Ballyrock CLO 23, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:		10.85%	6/26/2025	4/25/2038	5,000	3,297	2,543	0.01
Ballyrock CLO 27, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:		11.27%	5/28/2025	10/25/2037	12,500	8,886	6,814	0.02
Barings CLO, Ltd. Tango - Units	(4)(6)(7)				11/21/2025	11/21/2026	713	713	755	0.00
Birch Grove CLO 11, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:		5.71%	11/15/2024	1/22/2038	11,000	10,846	7,989	0.02

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

Structured Finance Obligations - Equity Instruments - non-controlled/non-affiliated (continued)
Financial Services (continued)
Carlyle Euro CLO 2022-5 DAC - Subordinated Notes	(4)(6)	Estimated Yield:	11.54%	5/16/2025	4/25/2037	EUR	3,736	$2,355	$2,064	0.00%
Carlyle Global Market Strategies Euro CLO 2014-1 DAC - Subordinated Notes	(4)(6)	Estimated Yield:	11.60%	5/2/2025	4/15/2038	EUR	11,473	8,204	7,311	0.02
Carval CLO XIII-C Ltd - Units	(4)(6)(7)			7/22/2025	6/24/2027		$4,594	4,594	5,077	0.01
CVC Cordatus Loan Fund XXXIV DAC - Subordinated Notes	(4)(6)	Estimated Yield:	8.81%	2/14/2025	4/20/2038	EUR	3,250	3,077	2,962	0.01
Elmwood CLO 14, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	14.25%	9/10/2025	4/20/2035		17,381	8,458	6,537	0.01
Elmwood CLO 18, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	5.81%	3/4/2025	7/17/2037		4,000	1,995	1,234	0.00
Elmwood CLO II, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	3.92%	11/21/2024	4/20/2034		8,650	5,479	2,862	0.01
Flatiron CLO 21, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	12.25%	5/5/2025	7/19/2034		3,000	1,904	1,218	0.00
Flatiron CLO 34, Ltd. - Units	(4)(6)(7)			10/23/2025	10/8/2026		700	700	772	0.00
Flatiron RR CLO 30, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	11.81%	3/24/2025	4/15/2038		7,000	5,651	5,111	0.01
Galaxy 34 CLO, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	8.89%	9/26/2024	10/20/2037		20,000	16,685	10,872	0.02
Galaxy 35 CLO, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	11.33%	3/11/2025	4/20/2038		17,490	15,475	11,091	0.02
Galaxy CLO Warehouse 2025-1, Ltd. - Units	(4)(6)(7)			7/11/2025	10/8/2026		13,875	13,875	15,038	0.03
HPS Freshwater Warehouse Parent, Ltd. - Units	(4)(6)(7)			8/8/2025	10/8/2026		6,298	6,298	6,948	0.02
HPS Loan Management 2025-24, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	10.70%	3/11/2025	4/25/2038		10,000	8,388	6,445	0.01
Kennedy Lewis CLO 7, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	9.27%	1/31/2025	4/22/2037		10,000	4,958	2,423	0.01
Kennedy Lewis CLO 15, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	10.17%	5/20/2025	7/20/2037		6,000	3,652	2,501	0.01
MidOcean Credit CLO XIX - Subordinated Notes	(4)(6)	Estimated Yield:	6.91%	6/24/2025	7/20/2036		9,000	6,693	4,975	0.01
MidOcean Credit CLO XV, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	7.90%	5/10/2024	7/21/2037		5,000	3,328	2,242	0.00
New Mountain CLO 6, Ltd. - Class M	(4)(6)			8/23/2024	10/15/2037		1,875	0	207	0.00
New Mountain CLO 6, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	8.12%	8/23/2024	10/15/2037		18,750	14,958	11,105	0.02
New Mountain CLO 7, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	12.52%	8/23/2024	3/31/2038		19,368	16,090	12,499	0.03

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

Structured Finance Obligations - Equity Instruments - non-controlled/non-affiliated (continued)
Financial Services (continued)
New Mountain CLO 8, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	10.33%	10/29/2025	10/20/2038		$5,000	$4,134	$3,535	0.01%
New Mountain CLO 8, Ltd. - Class M	(4)(6)			10/29/2025	10/20/2038		500	0	0	0.00
OCP CLO 2022-25, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	10.38%	9/11/2025	7/20/2037		10	5,457	5,036	0.01
OCP CLO 2020-8R, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	12.38%	11/3/2025	10/17/2038		11,360	3,840	3,605	0.01
Penta CLO Beacon DAC -Units	(4)(6)(7)			1/8/2026	1/8/2027	EUR	1,250	1,461	1,388	0.00
Pikes Peak Bravo - Units	(4)(6)(7)			9/15/2025	9/5/2027		4,960	4,960	5,143	0.01
Pikes Peak CLO 10 - Subordinated Notes	(4)(6)	Estimated Yield:	9.53%	12/10/2024	1/22/2038		5,200	3,085	2,059	0.00
Rad CLO 25, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	4.43%	5/16/2024	7/20/2037		5,000	3,862	2,213	0.00
RAD CLO 26, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	8.10%	8/7/2024	10/20/2037		7,180	5,788	3,872	0.01
RAD CLO 27, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	8.14%	12/11/2024	1/15/2038		29,325	25,445	14,487	0.03
Regatta Kilo - Units	(4)(6)(7)			6/13/2025	12/27/2026		7,077	7,077	7,709	0.02
Regatta XXIX Funding, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	10.25%	7/28/2025	9/6/2037		7,500	5,992	4,609	0.01
Signal Peak CLO 11, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	9.47%	6/5/2024	7/18/2037		5,000	4,064	3,534	0.01
Signal Peak CLO 14, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	11.00%	12/20/2024	1/22/2038		26,000	19,500	16,114	0.04
Sixth Street CLO 27, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	8.65%	11/1/2024	1/17/2038		16,500	13,018	9,914	0.02
Sixth Street CLO XXI, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	9.42%	9/12/2024	10/21/2037		8,000	5,433	3,739	0.01
Sixth Street CLO XXII, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	11.16%	8/1/2025	4/22/2125		6,500	4,482	3,496	0.01
Vibrant CLO XVI, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	10.61%	7/26/2024	7/15/2036		12,000	8,033	4,853	0.01
Whitebox CLO V, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	7.63%	4/3/2025	7/20/2038		20,500	17,632	13,799	0.03
								329,028	256,137	0.56
Total Structured Finance Obligations - Equity Instruments - non-controlled/non-affiliated								329,028	256,137	0.56
Total Structured Finance Obligations - non-controlled/non-affiliated								766,477	668,485	1.52
Total Structured Finance Obligations								766,477	668,485	1.52

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

Equity and other
Equity and other - non-controlled/non-affiliated
Aerospace & Defense
Micross Topco, Inc. - Common Equity	(4)			3/28/2022		116	$125	$192	0.00%
Air Freight & Logistics
Mode Holdings, LP - Class A-2 Common Units	(4)			1/7/2021		1,076,923	1,077	118	0.00
Red Griffin ParentCo, LLC - Class A Common Units	(4)			11/27/2024		13,857	58,837	13,382	0.04
							59,914	13,500	0.04
Biotechnology
Axsome Therapeutics, Inc. - Common Stock	(6)			5/6/2025		12,303	1,318	2,079	0.00
Moderna, Inc. - Common Stock	(6)			9/12/2024		12,613	983	641	0.00
							2,301	2,720	0.00
Capital Markets
Resolute Investment Managers, Inc. - Common Equity				12/29/2023		48,476	1,212	82	0.00
Commercial Services & Supplies
Genstar Neptune Blocker, LLC - Blocker Note	(4)			12/2/2024		159,782	160	160	0.00
Genstar Neptune Blocker, LLC - Blocker Units	(4)			12/2/2024		3,982	6,272	7,338	0.02
Genstar Neptune Blocker, LLC - Class Z Units	(4)			12/2/2024		1,041	1,480	1,751	0.00
GTCR Investors, LP - Class A-1 Common Units	(4)			9/29/2023		893,584	894	1,226	0.00
GTCR/Jupiter Blocker, LLC - Blocker Note	(4)			12/2/2024		115,036	115	115	0.00
GTCR/Jupiter Blocker, LLC - Class Z Units	(4)			12/2/2024		749	1,065	1,260	0.00
Jupiter Ultimate Holdings, LLC - Class A Common Units	(4)			11/8/2024		3	2	2	0.00
Jupiter Ultimate Holdings, LLC - Class B Common Units	(4)			11/8/2024		5,082	3,978	4,230	0.01
Jupiter Ultimate Holdings, LLC - Class C Common Units	(4)			11/8/2024		5,084,731	4,035	5,288	0.01
RC VI Buckeye Holdings, LLC - LLC Units	(4)			1/2/2025		6,589,068	6,589	7,643	0.02
							24,590	29,013	0.06

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

Equity and other - non-controlled/non-affiliated (continued)
Distributors
Box Co-Invest Blocker, LLC - (BP Alpha Holdings, LP) - Class A Units	(4)			12/10/2021		3	$3,308	$0	0.00%
Box Co-Invest Blocker, LLC - (BP Alpha Holdings, LP) - Class C Preferred Units	(4)			7/12/2023		1	390	0	0.00
							3,698	0	0.00
Diversified Consumer Services
Cambium Holdings, LLC - Senior Preferred Interest	(4)		11.50%	8/3/2021		29,194,330	28,734	37,490	0.10
DTA, LP - Class A Common Units	(4)			3/25/2024		3,028,272	3,284	4,891	0.01
							32,018	42,381	0.11
Diversified Telecommunication Services
Point Broadband Holdings, LLC - Class A Common Units	(4)			10/1/2021		12,870	10,915	14,221	0.03
Point Broadband Holdings, LLC - Class B Common Units	(4)			10/1/2021		685,760	1,955	2,009	0.00
Point Broadband Holdings, LLC - Class Additional A Common Units	(4)			3/24/2022		2,766	2,346	3,056	0.01
Point Broadband Holdings, LLC - Class Additional B Common Units	(4)			3/24/2022		147,380	420	432	0.00
							15,636	19,718	0.04
Electrical Equipment
Griffon Aggregator, Ltd. - LP Interest	(4)			7/31/2025		3,272,887	3,273	3,698	0.01
Electronic Equipment, Instruments & Components
NSI Parent, LP - Class A Common Units	(4)			12/23/2024		3,272,884	2,634	3,109	0.01
Spectrum Safety Solutions Purchaser, LLC - Common Equity	(4)(6)			7/1/2024		22,774,695	22,775	26,646	0.06
							25,409	29,755	0.07
Financial Services
Muzinich Enhanced Loan Origination Fund I, LP - LP Interest	(4)(6)(7)(21)			12/8/2025		17,239,782	20,203	20,745	0.05
THL Fund IX Investors (Plymouth II), LP - LP Interest	(4)			8/31/2023		530,344	530	947	0.00
							20,733	21,692	0.05
Health Care Equipment & Supplies
GCX Corporation Group Holdings, L.P. - Class A-2 Units	(4)			9/10/2021		4,853	4,853	1,820	0.00

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

Equity and other - non-controlled/non-affiliated (continued)
Health Care Providers & Services
AVE Holdings I Corp. - Series A-1 Preferred Shares	(4)		11.50%	2/25/2022		12,237,213	$11,870	$5,201	0.01%
CD&R Artemis Holdco 2, Limited - Preferred Shares	(4)(6)		10.00%	8/19/2021		33,000,000	43,662	52,768	0.12
CD&R Ulysses Equity Holdings, LP - Common Shares	(4)(6)			8/19/2021		5,317,524	5,438	2,659	0.01
Jayhawk Holdings, LP - Class A-1 Common Units	(4)			5/26/2021		12,472	2,220	299	0.00
Jayhawk Holdings, LP - Class A-2 Common Units	(4)			5/26/2021		6,716	1,195	161	0.00
Maia Aggregator, LP - Class A Units	(4)			2/1/2022		19,700,000	19,700	19,700	0.04
NC Eve, LP - LP Interest	(4)(6)			2/22/2022		2,500,000	3,398	0	0.00
WHCG Purchaser, Inc. - Class A Common Units	(4)			8/2/2024		10,966,377	0	0	0.00
							87,483	80,788	0.18
Health Care Technology
Azalea Parent Corp. - Series A-1 Preferred Shares	(4)		12.75%	4/30/2024		91,500	89,213	119,866	0.28
Caerus Midco 2 S.à r.l. - Additional Vehicle Units	(4)(6)			10/28/2022		988,290	988	89	0.00
Caerus Midco 2 S.à r.l. - Vehicle Units	(4)(6)			5/25/2022		4,941,452	4,941	3,953	0.01
Healthcomp Holding Company, LLC - Preferred Interest	(4)		6.00%	11/8/2023		18,035	1,804	72	0.00
							96,946	123,980	0.29
Insurance
Beacon HC, Ltd. - Class A Shares	(4)(6)			12/4/2025		750	47	47	0.00
Beacon HC, Ltd. - Class C Shares	(4)(6)			12/4/2025		42	3	3	0.00
SelectQuote, Inc. - Warrants	(4)(6)			10/11/2024		2,204,746	0	397	0.00
Shelf Holdco, Ltd. - Common Equity	(4)(6)			12/30/2022		1,300,000	1,300	4,940	0.01
							1,350	5,387	0.01
IT Services
NC Ocala Co-Invest Beta, LP - LP Interest	(4)			11/12/2021		25,687,196	25,687	12,587	0.03
Life Sciences Tools & Services
Falcon Top Parent, LLC - Class A Common Units	(4)			11/6/2024		4,440,995	4,441	4,441	0.01

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

Equity and other - non-controlled/non-affiliated (continued)
Pharmaceuticals
Elanco Animal Health, Inc. - Royalty Equity	(4)(6)				5/5/2025		75,000,000	$70,284	$91,391	0.20%
Professional Services
Kwor Intermediate I, Inc. - Class A Common Shares	(4)				2/28/2025		1,289	1,175	225	0.00
Kwor Intermediate I, Inc. - Preferred Equity	(4)				2/28/2025		1,378	1,378	1,559	0.00
OHCP V TC COI, LP - LP Interest	(4)				6/29/2021		6,500,000	6,503	19,630	0.04
Tricor Horizon - LP Interest	(4)(6)				6/13/2022		15,009,079	15,009	15,309	0.03
Trinity Air Consultants Holdings Corp. - Common Units	(4)				6/12/2024		4,797	5	14	0.00
Victors CCC Topco, LP - Common Equity	(4)				6/1/2022		9,600,000	9,600	17,088	0.04
								33,670	53,825	0.11
Real Estate Management & Development
Community Management Holdings Parent, LP - Series A Preferred Units	(4)			8.00%	11/1/2024		1,783,823	1,784	1,998	0.00
Software
AI Titan Group Holdings, LP - Class A-2 Common Units	(4)				8/28/2024		1,103	1,103	1,177	0.00
Connatix Parent, LLC - Class L Common Units	(4)				7/14/2021		126,136	1,388	226	0.00
Descartes Holdings, Inc. - Class A Common Stock	(4)				10/9/2023		93,758	4,060	0	0.00
Expedition Holdco, LLC - Common Units	(4)				2/24/2022		810,810	810	591	0.00
Knockout Intermediate Holdings I, Inc. - Perpetual Preferred Stock	(4)	SOFR +	10.75%	14.43%	6/23/2022		26,899	26,226	41,588	0.09
Mandolin Technology Holdings, Inc. - Series A Preferred Shares	(4)			10.50%	7/30/2021		31,950,000	30,992	36,242	0.08
Mimecast Limited - LP Interest	(4)				5/3/2022		75,088,584	75,089	82,598	0.20
Noble Aggregator GP, LLC - GP Units	(4)				10/14/2025		1,732	0	0	0.00
Noble Aggregator, LP - Common Equity Class A Units	(4)				10/14/2025		1,732	1,732	1,703	0.00
TPG IX Newark CI, LP - LP Interest	(4)				10/26/2023		3,891,673	3,892	3,721	0.01
TravelPerk, Inc. - Warrants	(4)(6)				5/2/2024		244,818	2,101	5,026	0.01
Zoro - Common Equity	(4)				11/22/2022		1,195,880	11,959	13,848	0.03
Zoro - Series A Preferred Shares	(4)	SOFR +	9.50%	13.18%	11/22/2022		10,720	10,345	16,562	0.04
								169,697	203,282	0.46

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

Equity and other - non-controlled/non-affiliated (continued)
Transportation Infrastructure
Enstructure, LLC - Series A-1 Units	(4)				9/27/2022		6,948,125	$2,153	$3,960	0.01%
Enstructure, LLC - Preferred Equity	(4)	SOFR +	7.00%	10.66% PIK	8/15/2025		1,388,248	1,369	1,378	0.00
Ncp Helix Holdings, LLC - Preferred Shares	(4)			8.00%	8/3/2021		1,128,694	877	1,500	0.00
								4,399	6,838	0.01
Total Equity and other- non-controlled/non-affiliated								689,503	749,088	1.68
Equity and other - non-controlled/affiliated
Aerospace & Defense
Align Precision Group, LLC - Class A-3 Units	(4)(16)				7/3/2025		11,137	996	1,767	0.00
Distributors
GSO DL Co-Invest EIS LP (EIS Acquisition Holdings, LP - Class A Common Units)	(4)(6)(16)				11/1/2021		265,556	558	898	0.00
Media
DMS Topco, LLC - Class A Common Units	(4)(6)(16)				3/11/2025		133,433	5,432	3,896	0.01
Total Equity and other - non-controlled/affiliated								6,986	6,561	0.01
Equity and other - controlled/affiliated (excluding Investments in Joint Ventures)
Chemicals
Pigments Holdings, LP - LP Interest	(4)(6)(16)				4/14/2023		3,943	0	0	0.00
Financial Services
Blackstone Private Real Estate Credit and Income Fund - Common Shares	(4)(6)(16)(21)				6/1/2025		18,628,295	477,500	487,316	1.08
Specialty Lending Company, LLC - LLC Interest	(4)(6)(16)				10/19/2021		387,279,000	387,279	396,535	0.88
								864,779	883,851	1.96
Insurance
CFCo, LLC (Benefytt Technologies, Inc.) - Class B Units	(4)(16)				9/28/2023		134,166,603	0	0	0.00
Media
Prodege International Holdings, LLC - Class A Units	(4)(16)				2/12/2026		76,634	129,944	129,944	0.29
Oil, Gas & Consumable Fuels
Pibb Member Holdings, LLC - LP Interest	(4)(6)(16)				11/22/2024		225,000,000	214,844	227,678	0.51

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

Equity and other - controlled/affiliated (excluding Investments in Joint Ventures) (continued)
Professional Services
Material+ Holding Company, LLC - Class C Units	(4)(16)			6/14/2024		63,589	$0	$0	0.00%
Material+ Holding Company, LLC - Class A Preferred Units	(4)(16)			3/6/2026		52	0	0	0.00
Material+ Holding Company, LLC - Class A Units	(4)(16)			3/6/2026		233	0	0	0.00
Material+ Holding Company, LLC - Class B Preferred Units	(4)(16)			3/6/2026		34	0	0	0.00
							0	0	0.00
Specialty Retail
GSO DL CoInvest CI LP (CustomInk, LLC - Series A Preferred Units)	(4)(6)(16)			1/7/2021		1,500,000	1,421	1,662	0.00
Total Equity and other - controlled/affiliated (excluding Investments in Joint Ventures)							1,210,988	1,243,135	2.76
Total Equity and other							1,907,477	1,998,784	4.45
Investments in Joint Ventures
BCRED Emerald JV LP - LP Interest	(6)(16)			1/19/2022			1,836,000	1,539,677	3.41
BCRED Verdelite JV LP - LP Interest	(6)(16)			10/21/2022			117,706	97,149	0.22
							1,953,706	1,636,826	3.63
Total Investments in Joint Ventures							1,953,706	1,636,826	3.63
Total Investments - non-controlled/non-affiliated							78,449,204	76,996,772	170.98
Total Investments - non-controlled/affiliated							41,585	41,175	0.09
Total Investments - controlled/affiliated (excluding Investments in Joint Ventures)							1,908,758	1,794,608	3.98
Total Investments - Investments in Joint Ventures							1,953,706	1,636,826	3.63
Total Investment Portfolio							82,353,253	80,469,381	178.68
Cash and Cash Equivalents
Fidelity Investments Money Market Treasury Portfolio - Class I			3.55%				6,563	6,563	0.01
State Street Institutional U.S. Government Money Market Fund - Investor Class			3.52%				10,440	10,440	0.02
State Street Institutional U.S. Government Money Market Fund - Premier Class			3.60%				636,726	636,726	1.41
Other Cash and Cash Equivalents							2,133,680	2,133,680	4.74
Total Cash and Cash Equivalents							2,787,409	2,787,409	6.18
Total Portfolio Investments, Cash and Cash Equivalents							$85,140,662	$83,256,790	184.86%
(1)Unless otherwise indicated, all debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Condensed Consolidated Schedule of Investments) are denominated in U.S. Dollars. As of March 31, 2026, the Company had investments denominated in Canadian Dollars (CAD), Euros (EUR), British Pounds (GBP), Swiss Francs (CHF), Danish Krone (DKK), Swedish Krona (SEK), Norwegian Krone (NOK), New Zealand Dollars (NZD), and Australian Dollars (AUD). All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. The total par amount (in thousands) is presented for debt investments and structured finance obligations, while the number of shares or units (in whole amounts) owned is presented for equity investments. Each of the Company’s investments is pledged as collateral, under one or more of its credit facilities unless otherwise indicated.

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either Sterling Overnight Interbank Average Rate (“SONIA” or “S”), Euro Interbank Offer Rate (“Euribor” or “E”), Secured Overnight Financing Rate (“SOFR”), Stockholm Interbank Offered Rate (“STIBOR” or “ST”), Copenhagen Interbank Offered Rate (“CIBOR” or “CI”), Norwegian Interbank Offered Rate (“NIBOR” or “N”), Swiss Average Rate Overnight (“SARON” or “SA”), New Zealand Bank Bill Reference Rate (“BKBM” or “B”), Australian Bank Bill Swap Bid Rate (“BBSY” or “BB”), Canadian Overnight Repo Rate Average (“CORRA” or “CA”), or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of March 31, 2026. Variable rate loans typically include an interest reference rate floor feature.
(3)The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
(4)These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by or under the direction of the Board of Trustees (see Note 2 and Note 5), pursuant to the Company’s valuation policy.
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
(6)The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”). The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70.0% of the Company’s total assets. As of March 31, 2026, non-qualifying assets represented 25.4% of total assets as calculated in accordance with regulatory requirements.
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

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Abacus Holdco 2, Oy	Delayed Draw Term Loan	8/13/2027	$181	$—
Accordion Partners, LLC	Delayed Draw Term Loan	12/17/2027	34,528	—
Accordion Partners, LLC	Revolver	11/15/2031	9,612	(48)
Accuity Delivery Systems, LLC	Delayed Draw Term Loan	5/29/2026	88,690	(443)
Accuity Delivery Systems, LLC	Revolver	5/29/2031	29,497	(147)
ACI Group Holdings, Inc.	Revolver	8/2/2027	215	—
Acumatica Holdings, Inc.	Revolver	7/28/2032	10,565	(106)
ADCS Clinics Intermediate Holdings, LLC	Revolver	5/7/2026	2,341	—
AI Titan Parent, Inc.	Delayed Draw Term Loan	9/30/2026	17,093	—
AI Titan Parent, Inc.	Revolver	8/29/2031	13,784	(138)
Albireo Energy, LLC	Delayed Draw Term Loan	8/5/2027	8,128	—
Align Precision Group, LLC	Delayed Draw Term Loan	4/3/2030	350	—
Allium Buyer, LLC	Revolver	5/2/2029	249	(7)
Alpine Intel Intermediate 2, LLC	Delayed Draw Term Loan	12/20/2026	39,281	—
American Restoration Holdings, LLC	Delayed Draw Term Loan	2/19/2027	26,416	—
Amerilife Holdings, LLC	Revolver	8/31/2028	57,772	—
Amerilife Holdings, LLC	Delayed Draw Term Loan	6/17/2026	5,009	—
Amerilife Holdings, LLC	Delayed Draw Term Loan	2/28/2027	41,321	(103)
Amerivet Partners Management, Inc.	Revolver	2/25/2028	11,511	—
Ampirical Solutions, LLC	Delayed Draw Term Loan	9/30/2027	43,992	(220)
Ampirical Solutions, LLC	Revolver	9/30/2032	11,731	(117)
Analytic Partners, LP	Revolver	4/4/2030	4,891	(98)
Anaplan, Inc.	Revolver	6/21/2028	47,983	(960)
Animal Wellness Investments S.p.A	Delayed Draw Term Loan	1/15/2029	12,690	—
Anthracite Buyer Inc	Revolver	12/3/2032	19,960	(100)
Apex Companies, LLC	Delayed Draw Term Loan	10/24/2027	20,497	—
Aptean, Inc.	Revolver	1/29/2031	3,622	—
Aptean, Inc.	Delayed Draw Term Loan	2/14/2027	8,428	—
Armada Parent, Inc.	Revolver	10/29/2030	27,000	—
Arnhem BidCo, GmbH	Delayed Draw Term Loan	10/1/2027	42,221	—
Articulate Global, LLC	Revolver	10/24/2032	5,997	(30)
Aryeh Bidco Investment, Ltd.	Revolver	1/14/2033	4,088	(41)

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Aryeh Bidco Investment, Ltd.	Delayed Draw Term Loan	1/14/2028	$4,905	$—
Ascend Buyer, LLC	Revolver	9/30/2028	7,443	—
Astra Service Partners, LLC	Delayed Draw Term Loan	11/26/2027	43,265	—
Atlas CC Acquisition Corp.	Letter of Credit	5/25/2029	14,403	(324)
AuditBoard, Inc.	Revolver	7/12/2031	15,377	(38)
Axsome Therapeutics, Inc.	Delayed Draw Term Loan	5/31/2026	45,195	—
Axsome Therapeutics, Inc.	Delayed Draw Term Loan	5/31/2027	45,195	—
Azurite Intermediate Holdings, Inc.	Revolver	3/19/2031	6,840	(28)
Baker Tilly Advisory Group, LP	Delayed Draw Term Loan	6/3/2027	55,251	(553)
Baker Tilly Advisory Group, LP	Revolver	6/3/2030	74,077	—
Bamboo US BidCo, LLC	Revolver	9/29/2029	6,470	—
Banyan Software Holdings, LLC	Revolver	1/2/2031	5,026	—
Banyan Software Holdings, LLC	Delayed Draw Term Loan	10/8/2027	55,593	—
Barings CLO, Ltd. Tango	Structured Finance Obligations - Equity Instruments	11/21/2026	3,088	—
Bayshore Intermediate #2, LP	Revolver	10/1/2027	20,406	—
Bazaarvoice, Inc.	Revolver	5/7/2029	60,787	(304)
Beacon Dc, Ltd.	Delayed Draw Term Loan	12/4/2027	1,000	(6)
Beacon Dc, Ltd.	Revolver	12/4/2032	680	—
Bimini Group Purchaser, Inc.	Revolver	4/26/2031	29,847	—
Biotouch Global Solutions, Inc.	Revolver	8/27/2032	4,721	—
Biotouch Global Solutions, Inc.	Delayed Draw Term Loan	8/27/2027	29,503	(221)
Blue Sky Buyer, LLC	Revolver	2/28/2033	21,308	—
Bluefin Holding, LLC	Revolver	9/12/2029	7,533	—
Brave Parent Holdings, Inc.	Revolver	11/28/2030	57,580	—
Brilliance Technologies, Inc.	Revolver	3/11/2032	52,952	(265)
Brilliance Technologies, Inc.	Delayed Draw Term Loan	9/11/2027	109,294	(68)
Businessolver.com, Inc.	Revolver	12/3/2032	12,611	(63)
Businessolver.com, Inc.	Delayed Draw Term Loan	12/3/2027	28,315	(71)
Caerus US 1, Inc.	Revolver	5/25/2029	13,975	—
Cambium Learning Group, Inc.	Revolver	7/20/2027	101,715	—
Cambrex Corp.	Revolver	3/5/2032	11,582	—
Canadian Hospital Specialties, Ltd.	Revolver	4/15/2027	2,570	—
Carr Riggs & Ingram Capital, LLC	Revolver	11/18/2031	3,484	—
Carr Riggs & Ingram Capital, LLC	Delayed Draw Term Loan	11/18/2026	15,232	—
Carval CLO XIII-C, Ltd.	Structured Finance Obligations - Equity Instruments	6/24/2027	4,781	—
Castle Management Borrower, LLC	Revolver	11/3/2029	2,750	—
Castle Management Borrower, LLC	Delayed Draw Term Loan	12/9/2027	20,234	—
CCI Buyer, Inc.	Revolver	5/13/2032	6,767	(68)
CEP V Investment 11 S.à r.l.	Delayed Draw Term Loan	9/1/2026	43,967	(495)
CFGI Holdings, LLC	Revolver	11/2/2029	19,950	(499)
CFS Brands, LLC	Revolver	10/2/2029	11,726	—
Channelside AcquisitionCo, Inc.	Revolver	3/31/2028	18,758	(281)
Charger Debt Merger Sub, LLC	Delayed Draw Term Loan	5/9/2027	30,287	(76)
Charger Debt Merger Sub, LLC	Revolver	5/31/2030	5,300	—
Charger Debt Merger Sub, LLC	Delayed Draw Term Loan	5/31/2026	2,270	—
Chartwell Cumming Holding, Corp.	Revolver	11/16/2029	44,716	—
Chartwell Cumming Holding, Corp.	Delayed Draw Term Loan	2/23/2028	30,280	—
Cielo Bidco, Ltd.	Delayed Draw Term Loan	3/31/2030	532	—
Cielo Bidco, Ltd.	Delayed Draw Term Loan	3/31/2030	28	—
Cisive Holdings Corp.	Revolver	12/7/2029	4,445	(89)

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Clearview Buyer, Inc.	Revolver	2/26/2029	$11,857	$—
CohnReznick Advisory, LLC	Delayed Draw Term Loan	3/31/2027	318	(7)
Commander Buyer, Inc.	Revolver	6/26/2032	29,425	(294)
Commander Buyer, Inc.	Delayed Draw Term Loan	6/26/2027	44,138	(221)
Community Management Holdings Midco 2, LLC	Revolver	11/1/2031	4,992	—
Community Management Holdings Midco 2, LLC	Delayed Draw Term Loan	7/8/2027	26,042	—
Compsych Investments Corp.	Delayed Draw Term Loan	7/22/2027	20,230	(910)
Connatix Buyer, Inc.	Revolver	7/14/2027	7,169	—
Connatix Buyer, Inc.	Delayed Draw Term Loan	4/9/2026	1,565	—
Conservice Midco, LLC	Revolver	2/25/2033	11,272	(107)
Consor Intermediate II, LLC	Delayed Draw Term Loan	5/10/2026	26,219	(48)
Consor Intermediate II, LLC	Revolver	5/10/2031	8,888	—
Continental Buyer, Inc.	Revolver	4/2/2031	4,282	—
Continental Buyer, Inc.	Revolver	4/2/2031	6,862	(34)
Continental Buyer, Inc.	Delayed Draw Term Loan	4/21/2028	6,567	(16)
Continental Buyer, Inc.	Revolver	4/2/2031	3,283	(16)
Coupa Software, Inc.	Delayed Draw Term Loan	6/3/2027	164	(6)
Coupa Software, Inc.	Revolver	2/27/2029	126	(8)
CRC Insurance Group, LLC	Revolver	5/6/2029	10,243	—
CRCI Longhorn Holdings, Inc.	Revolver	8/27/2031	11,110	(91)
CRCI Longhorn Holdings, Inc.	Delayed Draw Term Loan	8/27/2026	16,678	—
Creek Parent, Inc.	Revolver	12/18/2031	19,175	(336)
Crewline Buyer, Inc.	Revolver	11/8/2030	12,745	—
Crimson FLS Acquisition, Inc.	Delayed Draw Term Loan	2/18/2028	47,403	—
Crimson FLS Acquisition, Inc.	Revolver	2/18/2033	28,658	—
Crumbl Enterprises, LLC	Revolver	4/30/2032	6,881	(69)
CT Technologies Intermediate Holdings, Inc.	Delayed Draw Term Loan	8/30/2026	11,634	—
CT Technologies Intermediate Holdings, Inc.	Revolver	8/30/2031	34,417	(344)
CT Technologies Intermediate Holdings, Inc.	Delayed Draw Term Loan	5/23/2027	10,132	—
CT Technologies Intermediate Holdings, Inc.	Delayed Draw Term Loan	8/5/2027	10,080	—
CT Technologies Intermediate Holdings, Inc.	Delayed Draw Term Loan	5/23/2027	6,774	—
CyrusOne Revolving Warehouse	Revolver	7/2/2027	101,171	—
Databricks, Inc.	Delayed Draw Term Loan	1/5/2028	235,000	(1,175)
DCG Acquisition Corp.	Revolver	6/13/2031	36,470	(365)
DCG Acquisition Corp.	Delayed Draw Term Loan	6/13/2026	10,587	—
Denali Bidco, Ltd.	Delayed Draw Term Loan	9/5/2027	300	(3)
Denali Intermediate Holdings, Inc.	Revolver	8/26/2032	4,972	(50)
Denali TopCo, LLC	Delayed Draw Term Loan	8/26/2028	27,099	(135)
Denali TopCo, LLC	Revolver	8/26/2032	13,007	(65)
Diligent Corp.	Delayed Draw Term Loan	4/30/2026	50,000	(750)
Diligent Corp.	Revolver	8/2/2030	26,000	—
Discovery Education, Inc.	Revolver	4/9/2029	29,189	—
Divisions Holding Corp.	Revolver	4/17/2032	8,086	(81)
DM Intermediate Parent, LLC	Revolver	9/30/2030	28,484	—
DM Intermediate Parent, LLC	Delayed Draw Term Loan	9/30/2026	1,115	—
DM Intermediate Parent, LLC	Delayed Draw Term Loan	12/19/2027	46,086	—
Doit International, Ltd.	Delayed Draw Term Loan	11/25/2026	66,711	(500)
Doit International, Ltd.	Revolver	11/26/2029	33,356	—
DTA Intermediate II, Ltd.	Revolver	3/27/2030	12,961	—
DTI Holdco, Inc.	Revolver	1/25/2029	16,000	(2,801)
Duro Dyne National Corp.	Delayed Draw Term Loan	11/15/2026	34,499	(172)
Duro Dyne National Corp.	Revolver	11/15/2031	34,499	—

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Dwyer Instruments, LLC	Revolver	7/20/2029	$4,040	$—
Eagan Parent, Inc.	Delayed Draw Term Loan	9/8/2027	5,311	(13)
Eagan Parent, Inc.	Revolver	9/8/2032	2,833	(14)
East River Bidco, GmbH	Delayed Draw Term Loan	3/26/2028	31	—
Eden Acquisitionco, Ltd.	Delayed Draw Term Loan	11/17/2026	2,146	(29)
Edison Bidco, AS	Delayed Draw Term Loan	12/18/2026	679	—
Electro Switch Business Trust, LLC	Revolver	9/2/2032	23,430	(234)
ELK Bidco, Inc.	Delayed Draw Term Loan	12/13/2027	14,968	(37)
ELK Bidco, Inc.	Revolver	6/13/2032	13,471	(67)
EMB Purchaser, Inc.	Delayed Draw Term Loan	2/12/2029	139,253	—
EMB Purchaser, Inc.	Delayed Draw Term Loan	3/13/2028	23,285	—
EMB Purchaser, Inc.	Revolver	3/12/2032	12,206	—
Emergency Power Holdings, LLC	Delayed Draw Term Loan	8/17/2027	12,036	(17)
Endeavor Schools Holdings, LLC	Delayed Draw Term Loan	1/3/2027	20,926	—
Enstructure, LLC	Delayed Draw Term Loan	6/10/2026	83,228	(624)
ENV Bidco, AB	Delayed Draw Term Loan	7/29/2026	31,622	(396)
Essential Services Holding Corp.	Delayed Draw Term Loan	6/17/2026	14,519	(73)
Essential Services Holding Corp.	Revolver	6/17/2030	5,434	—
Everbridge Holdings, LLC	Delayed Draw Term Loan	7/2/2026	5,292	—
Everbridge Holdings, LLC	Revolver	7/2/2031	3,481	—
Excelitas Technologies Corp.	Revolver	8/12/2028	14,780	(185)
Experity, Inc.	Delayed Draw Term Loan	9/13/2026	40,111	(201)
Experity, Inc.	Revolver	2/22/2030	17,835	(178)
Falcon Parent Holdings, Inc.	Delayed Draw Term Loan	8/15/2027	12,467	(94)
Falcon Parent Holdings, Inc.	Revolver	11/6/2031	11,696	—
Fastener Distribution Holdings, LLC	Delayed Draw Term Loan	10/31/2026	41,834	—
Fern Bidco, Ltd.	Delayed Draw Term Loan	7/3/2027	19,787	—
Fern Bidco, Ltd.	Delayed Draw Term Loan	3/15/2027	424,917	—
Flatiron CLO 34, Ltd.	Structured Finance Obligations - Equity Instruments	10/8/2026	3,300	—
Flexera Software, LLC	Revolver	8/15/2032	13,582	(34)
Forterro Group, AB	Delayed Draw Term Loan	6/28/2027	5,415	—
Foundation Risk Partners Corp.	Revolver	10/29/2029	13,219	—
Foundation Risk Partners Corp.	Delayed Draw Term Loan	2/26/2027	7,854	—
Frontgrade Technologies Holdings, Inc.	Revolver	1/9/2028	464	—
Frontline Road Safety, LLC	Revolver	3/4/2032	13,878	(69)
Frontline Road Safety, LLC	Delayed Draw Term Loan	3/4/2028	14,243	—
FusionSite Midco, LLC	Revolver	11/17/2029	7,152	—
FusionSite Midco, LLC	Delayed Draw Term Loan	4/30/2026	8,810	—
G&A Partners Holding Company II, LLC	Revolver	3/1/2030	6,575	(132)
Galaxy CLO Warehouse 2025-1, Ltd.	Structured Finance Obligations - Equity Instruments	10/8/2026	13,875	—
Galway Borrower, LLC	Revolver	9/29/2028	12,616	—
Galway Borrower, LLC	Delayed Draw Term Loan	2/7/2028	10,913	(27)
Gatekeeper Systems, Inc.	Delayed Draw Term Loan	8/27/2026	42,075	—
Gatekeeper Systems, Inc.	Revolver	8/28/2030	18,477	(647)
GFT Infrastructure, Inc.	Revolver	8/5/2030	22,394	—
GGG Midco, LLC	Delayed Draw Term Loan	4/1/2028	23,360	—
GGG Midco, LLC	Term Loan	4/1/2033	56,798	—
GGG Midco, LLC	Revolver	4/1/2033	11,451	—
GI Ranger Intermediate, LLC	Revolver	10/29/2027	6,480	—
Gigamon, Inc.	Revolver	3/10/2028	25,774	(644)

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Granicus, Inc.	Revolver	1/17/2031	$4,284	$—
Granicus, Inc.	Delayed Draw Term Loan	7/31/2026	679	(7)
Great Day Improvements, LLC	Revolver	6/13/2030	3,253	—
Grid Alliance Partners, LLC	Delayed Draw Term Loan	7/1/2027	3,688	(28)
Grid Alliance Partners, LLC	Revolver	7/1/2030	13,949	—
Griffon Bidco, Inc.	Delayed Draw Term Loan	9/30/2027	21,819	(109)
Griffon Bidco, Inc.	Revolver	7/31/2031	21,819	(218)
Ground Penetrating Radar Systems, LLC	Revolver	1/2/2032	11,776	—
Ground Penetrating Radar Systems, LLC	Delayed Draw Term Loan	7/2/2027	20,297	—
GS Acquisitionco, Inc.	Revolver	5/25/2028	2,140	—
GS Acquisitionco, Inc.	Delayed Draw Term Loan	5/16/2027	3,214	(8)
GTCR Everest Borrower, LLC	Revolver	9/5/2029	3,125	(108)
Guardian Bidco, Inc.	Delayed Draw Term Loan	8/14/2028	3,881	(39)
Gusto Sing Bidco Pte, Ltd.	Delayed Draw Term Loan	11/15/2027	102	—
Helix TS, LLC	Delayed Draw Term Loan	10/22/2027	34,503	—
Higginbotham Insurance Agency, Inc.	Delayed Draw Term Loan	12/11/2027	41,940	(105)
High Street Buyer, Inc.	Revolver	4/16/2027	4,186	(84)
High Street Buyer, Inc.	Delayed Draw Term Loan	7/18/2027	52,310	—
HMH Education, Inc.	Revolver	4/7/2027	11,700	—
Home Service TopCo IV, Inc.	Revolver	12/30/2027	19,964	(214)
Horizon CTS Buyer, LLC	Revolver	3/28/2032	25,803	—
Horizon CTS Buyer, LLC	Delayed Draw Term Loan	10/25/2027	33,333	(83)
HPS Freshwater Warehouse Parent, Ltd.	Structured Finance Obligations - Equity Instruments	10/8/2026	4,703	—
Icefall Parent, Inc.	Revolver	1/25/2030	8,637	—
IEM New Sub 2, LLC	Delayed Draw Term Loan	12/3/2027	62,860	(157)
IEM New Sub 2, LLC	Delayed Draw Term Loan	12/3/2027	76,076	(571)
IG Investments Holdings, LLC	Revolver	9/22/2028	55,717	—
Imagine 360, LLC	Delayed Draw Term Loan	9/18/2026	13,684	(68)
Imagine 360, LLC	Revolver	9/30/2028	8,582	(86)
Inception Fertility Ventures, LLC	Delayed Draw Term Loan	4/29/2026	61,644	—
INK BC Bidco S.p.A.	Delayed Draw Term Loan	7/16/2028	12,638	—
Integrity Marketing Acquisition, LLC	Revolver	8/25/2028	2,861	—
Integrity Marketing Acquisition, LLC	Delayed Draw Term Loan	8/27/2026	8,074	—
IQN Holding Corp.	Revolver	5/2/2028	2,309	—
IRI Group Holdings, Inc.	Revolver	12/1/2028	110,034	—
Iris Buyer, LLC	Revolver	10/2/2029	7,870	—
Iris Buyer, LLC	Delayed Draw Term Loan	8/4/2026	3,617	—
ISQ Hawkeye Holdco, Inc.	Delayed Draw Term Loan	8/20/2026	1,355	(10)
ISQ Hawkeye Holdco, Inc.	Revolver	8/20/2030	476	—
Java Buyer, Inc.	Delayed Draw Term Loan	2/6/2028	115,453	—
Java Buyer, Inc.	Revolver	12/15/2030	56,623	—
Java Buyer, Inc.	Delayed Draw Term Loan	2/6/2028	29,343	—
Jeppesen Holdings, LLC	Revolver	11/1/2032	17,000	(128)
Jones Fish Hatcheries & Distributors, LLC	Revolver	11/19/2032	4,116	(31)
Jones Fish Hatcheries & Distributors, LLC	Delayed Draw Term Loan	11/19/2027	16,216	—
JS Parent, Inc.	Revolver	4/24/2031	7,880	(39)
JSG II, Inc.	Delayed Draw Term Loan	9/30/2027	97,949	(245)
JSG II, Inc.	Revolver	9/30/2032	41,978	(210)
JSS Holdings, Inc.	Delayed Draw Term Loan	11/8/2026	136,995	(685)
June Purchaser, LLC	Delayed Draw Term Loan	11/29/2026	576	(1)
Kaseya, Inc.	Revolver	3/20/2030	25,000	(2,363)

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Kattegat Project Bidco, AB	Delayed Draw Term Loan	10/5/2026	$12,225	$(163)
Knight Acquireco, LLC	Delayed Draw Term Loan	11/6/2027	23,547	(59)
Knowledge Pro Buyer, Inc.	Delayed Draw Term Loan	6/11/2027	4,938	—
Knowledge Pro Buyer, Inc.	Revolver	12/10/2029	2,497	—
Knowledge Pro Buyer, Inc.	Revolver	12/10/2027	4,594	(46)
Koala Investment Holdings, Inc.	Revolver	8/29/2032	7,575	(76)
Koala Investment Holdings, Inc.	Delayed Draw Term Loan	2/29/2028	17,044	(85)
Kona Buyer, LLC	Revolver	7/23/2031	34,452	(172)
Kona Buyer, LLC	Delayed Draw Term Loan	6/27/2027	90,826	(454)
KStone Buyer, Inc.	Revolver	1/2/2032	20,985	(210)
KStone Buyer, Inc.	Delayed Draw Term Loan	1/2/2028	23,316	—
Kwol Acquisition, Inc.	Revolver	12/6/2029	1,659	—
Kwor Acquisition, Inc.	Revolver	2/28/2030	1,093	—
Kwor Acquisition, Inc.	Delayed Draw Term Loan	2/28/2027	1,379	(7)
Loar Group, Inc.	Delayed Draw Term Loan	9/30/2026	35,000	—
Lobos Parent, Inc.	Delayed Draw Term Loan	9/26/2028	9,998	(39)
Lobos Parent, Inc.	Revolver	9/26/2031	5,180	(39)
Lobos Parent, Inc.	Revolver	9/26/2031	2,331	(17)
LogicMonitor, Inc.	Revolver	11/19/2031	11,450	(143)
LogicMonitor, Inc.	Delayed Draw Term Loan	9/1/2027	15,648	(98)
LPW Group Holdings, Inc.	Revolver	3/15/2030	6,566	—
Lsf12 Crown US Commercial Bidco, LLC	Revolver	12/2/2029	24,405	(145)
LSF12 Helix Parent, LLC	Revolver	2/10/2031	36,000	(810)
LSF12 Phoenix Holdco, LLC	Revolver	3/25/2033	17,500	(297)
Magic Bidco, Inc.	Delayed Draw Term Loan	7/1/2026	14,677	—
Magic Bidco, Inc.	Revolver	7/1/2030	830	—
Magneto Components BuyCo, LLC	Revolver	12/5/2029	8,983	(67)
Mandolin Technology Intermediate Holdings, Inc.	Revolver	4/30/2028	7,855	—
MannKind Corp.	Delayed Draw Term Loan	8/6/2027	29,592	—
Mantech International, CP	Revolver	9/14/2028	111,612	—
Material Holdings, LLC	Revolver	8/19/2027	3,179	—
Material Holdings, LLC	Delayed Draw Term Loan	8/19/2027	18,165	—
Maverick Bidco, Inc.	Revolver	12/2/2031	17,099	(64)
Maverick Bidco, Inc.	Delayed Draw Term Loan	12/2/2027	17,351	—
Mavis Tire Express Services Topco, Corp.	Revolver	5/4/2028	4,388	—
MB2 Dental Solutions, LLC	Revolver	2/13/2031	2,151	—
Medline Borrower, LP	Revolver	10/21/2026	17,850	(102)
MEDX AMCP Holdings, LLC	Revolver	7/21/2032	3,952	(40)
MEDX AMCP Holdings, LLC	Delayed Draw Term Loan	7/21/2027	9,237	(43)
MHE Intermediate Holdings, LLC	Revolver	7/21/2027	482	—
Minerva Bidco, Ltd.	Delayed Draw Term Loan	12/2/2028	53,627	(404)
Minotaur Acquisition, Inc.	Revolver	5/10/2030	9,910	—
ML Holdco, LLC	Delayed Draw Term Loan	10/24/2027	17,655	(44)
Modernizing Medicine, Inc.	Revolver	4/30/2032	4,208	(42)
More Cowbell II, LLC	Delayed Draw Term Loan	9/3/2027	5,872	(27)
More Cowbell II, LLC	Revolver	9/1/2029	12,971	—
MPG Parent Holdings, LLC	Revolver	1/8/2030	2,232	—
MPG Parent Holdings, LLC	Delayed Draw Term Loan	1/8/2027	4,065	—
MRH Trowe Beteiligungsgesellschaft mbH	Delayed Draw Term Loan	5/15/2028	58	—
MRH Trowe Beteiligungsgesellschaft mbH	Revolver	11/15/2031	35	—
MRI Software, LLC	Revolver	2/10/2028	20,436	—
MRI Software, LLC	Delayed Draw Term Loan	10/2/2027	8,711	—

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Muzinich Enhanced Loan Origination Fund I, LP	Equity		$26,571	$—
Natus Medical, Inc.	Revolver	7/21/2027	5,250	—
NAVEX TopCo, Inc.	Delayed Draw Term Loan	10/14/2027	57,143	(143)
NAVEX TopCo, Inc.	Revolver	10/14/2031	11,668	(213)
Navigator Acquiror, Inc.	Delayed Draw Term Loan	7/15/2030	15,767	—
Navigator Acquiror, Inc.	Delayed Draw Term Loan	7/15/2030	15,767	—
NDC Acquisition Corp.	Revolver	3/9/2028	2,055	—
NDT Global Holding, Inc.	Revolver	6/4/2032	9,645	—
NDT Global Holding, Inc.	Delayed Draw Term Loan	6/4/2027	11,371	—
Nephele III, BV	Delayed Draw Term Loan	12/17/2027	28	—
Neptune Holdings, Inc.	Revolver	8/31/2029	2,000	(50)
Netsmart Technologies, Inc.	Delayed Draw Term Loan	11/17/2027	18,756	(94)
Netsmart Technologies, Inc.	Revolver	8/23/2031	26,555	(266)
Noble Midco 3, Ltd.	Delayed Draw Term Loan	6/10/2027	9,042	(45)
Noble Midco 3, Ltd.	Revolver	12/10/2030	4,672	—
North Haven Ushc Acquisition, Inc.	Revolver	10/29/2027	1,549	—
North Haven Ushc Acquisition, Inc.	Delayed Draw Term Loan	8/28/2026	23,938	—
Oak Funding, LLC	Delayed Draw Term Loan	12/2/2027	13,774	(69)
Octane Purchaser, Inc.	Revolver	5/19/2032	35,253	(176)
Octane Purchaser, Inc.	Delayed Draw Term Loan	11/19/2027	88,133	—
OEConnection, LLC	Revolver	12/18/2032	4,858	(24)
OEConnection, LLC	Delayed Draw Term Loan	12/23/2028	18,447	—
OEI, Inc.	Delayed Draw Term Loan	12/29/2027	19,722	(74)
OEI, Inc.	Revolver	12/29/2031	7,889	(59)
OMEGA II AB	Delayed Draw Term Loan	6/17/2028	17,930	(45)
ONS MSO, LLC	Revolver	7/8/2028	1,083	—
Onward Acquireco, Inc.	Revolver	4/1/2033	23,449	—
Onward Acquireco, Inc.	Delayed Draw Term Loan	4/1/2028	56,282	(211)
Optimizely North America, Inc.	Revolver	10/30/2031	3,007	(30)
Optus 1011, GmbH	Delayed Draw Term Loan	11/30/2028	80,234	(797)
Oxford Global Resources, Inc.	Revolver	8/17/2027	9,254	—
Paisley Bidco, Ltd.	Delayed Draw Term Loan	5/7/2027	2,102	(8)
PAS Parent, Inc.	Delayed Draw Term Loan	8/18/2028	41,432	(207)
PAS Parent, Inc.	Revolver	8/18/2031	19,250	(192)
Patriot Growth Insurance Services, LLC	Revolver	10/16/2028	7,135	(143)
Pave America Holding, LLC	Revolver	8/27/2032	13,115	—
Pave America Holding, LLC	Delayed Draw Term Loan	8/29/2027	19,064	—
PDI TA Holdings, Inc.	Revolver	2/3/2031	466	—
Penta CLO Beacon DAC	Structured Finance Obligations - Equity Instruments	1/8/2027	10,226	—
Petrus Buyer, Inc.	Revolver	10/17/2029	3,688	—
Phoenix 1 Buyer Corp.	Revolver	11/20/2029	8,349	—
Pike Electric Corp.	Revolver	12/18/2032	39,994	(200)
Pike Electric Corp.	Delayed Draw Term Loan	12/19/2028	59,991	(150)
Pikes Peak Bravo	Structured Finance Obligations - Equity Instruments	9/5/2027	7,540	—
PKF O'Connor Davies Advisory, LLC	Delayed Draw Term Loan	11/18/2026	29,837	—
PKF O'Connor Davies Advisory, LLC	Revolver	11/15/2031	11,413	—
Plasma Buyer, LLC	Delayed Draw Term Loan	3/31/2027	4,951	—
Polyphase Elevator Holding, Co.	Revolver	11/24/2032	6,000	(45)
Polyphase Elevator Holding, Co.	Delayed Draw Term Loan	11/24/2027	1,801	—
PPV Intermediate Holdings, LLC	Revolver	8/31/2029	6,194	—

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
PPV Intermediate Holdings, LLC	Delayed Draw Term Loan	8/7/2026	$11,927	$—
Profile Products, LLC	Revolver	11/12/2027	3,933	—
Profile Products, LLC	Revolver	11/12/2027	3,617	—
Project Leopard Holdings, Inc.	Revolver	7/20/2027	8,058	—
PT Intermediate Holdings III, LLC	Delayed Draw Term Loan	4/9/2026	10,213	—
QBS Parent, Inc.	Revolver	6/3/2032	10,967	—
QBS Parent, Inc.	Delayed Draw Term Loan	6/3/2027	19,959	—
QF Holdings, Inc.	Delayed Draw Term Loan	12/29/2027	25,096	(63)
QF Holdings, Inc.	Revolver	12/15/2032	15,058	(75)
Qualus Power Services Corp.	Delayed Draw Term Loan	3/27/2028	11,162	—
Qualus Power Services Corp.	Delayed Draw Term Loan	3/27/2028	60,000	(150)
R1 Holdings, LLC	Revolver	12/29/2028	31	—
RailPros Parent, LLC	Delayed Draw Term Loan	5/24/2027	5,024	—
RailPros Parent, LLC	Revolver	5/24/2032	3,589	(36)
Rally Buyer, Inc.	Revolver	7/19/2029	8,438	—
Raven Acquisition Holdings, LLC	Delayed Draw Term Loan	11/19/2026	200	(4)
Red Fox CD Acquisition Corp.	Delayed Draw Term Loan	11/21/2026	16,263	—
Redwood Services Group, LLC	Delayed Draw Term Loan	1/3/2027	5,467	—
Redwood Services Group, LLC	Delayed Draw Term Loan	2/11/2028	95,466	—
Regatta Kilo	Structured Finance Obligations - Equity Instruments	12/27/2026	1,673	—
Rhea Parent, Inc.	Revolver	12/20/2030	28,910	(289)
Riser Merger Sub, Inc.	Delayed Draw Term Loan	6/4/2026	20,947	—
Riser Merger Sub, Inc.	Revolver	10/31/2029	18,333	—
Riser Merger Sub, Inc.	Delayed Draw Term Loan	4/15/2027	30,262	(151)
Rocket Buyer, LLC	Delayed Draw Term Loan	2/21/2028	58,421	—
Rocket Buyer, LLC	Revolver	2/18/2033	19,408	—
Saber Parent Holdings Corp.	Revolver	12/16/2032	48,904	—
Saber Parent Holdings Corp.	Delayed Draw Term Loan	12/16/2028	138,406	(346)
Saber Parent Holdings Corp.	Letter of Credit	3/16/2027	9,053	—
Saber Power Services, LLC	Revolver	10/21/2031	24,892	—
SAFEbuilt, LLC	Delayed Draw Term Loan	1/8/2028	21,418	(107)
SAFEbuilt, LLC	Revolver	1/8/2032	8,032	(80)
Safety Borrower Holdings, LP	Revolver	12/19/2032	5,499	—
Safety Borrower Holdings, LP	Delayed Draw Term Loan	12/19/2027	8,254	(21)
Sam Holding Co, Inc.	Revolver	3/24/2027	24,000	—
Sam Holding Co, Inc.	Delayed Draw Term Loan	11/5/2026	39,200	—
Scorpio BidCo SAS	Delayed Draw Term Loan	10/4/2026	7,858	(84)
Seahawk Bidco, LLC	Delayed Draw Term Loan	12/19/2026	6,989	—
Seahawk Bidco, LLC	Revolver	12/19/2030	18,461	—
Seahawk Bidco, LLC	Delayed Draw Term Loan	12/24/2027	121,231	(303)
SEKO Global Logistics Network, LLC	Delayed Draw Term Loan	5/10/2027	1,350	—
Seven Bidco, SASU	Delayed Draw Term Loan	8/29/2028	42,456	(210)
Severin Acquisition, LLC	Delayed Draw Term Loan	10/1/2027	52,497	—
Severin Acquisition, LLC	Revolver	10/1/2031	30,353	—
SG Acquisition, Inc.	Revolver	4/3/2030	13,537	—
Signant Finance One, Ltd.	Revolver	10/16/2031	39,684	(163)
Signant Finance One, Ltd.	Delayed Draw Term Loan	10/16/2027	95,241	(476)
Simplicity Financial Marketing Group Holdings, Inc.	Delayed Draw Term Loan	12/31/2026	1,897	—
Simplicity Financial Marketing Group Holdings, Inc.	Revolver	12/31/2031	6,041	(60)
SIQ Holdings III Corp.	Delayed Draw Term Loan	12/19/2027	31,595	—

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
SIQ Holdings III Corp.	Revolver	12/19/2030	$26,770	$—
Skylark UK Debtco, Ltd.	Delayed Draw Term Loan	12/8/2028	5,759	—
Smartronix, LLC	Revolver	2/7/2030	12,316	—
Smile Doctors, LLC	Revolver	12/23/2027	51,955	(1,818)
Solis Midco, SAS	Delayed Draw Term Loan	4/8/2029	145	—
Spaceship Purchaser, Inc.	Revolver	10/17/2031	74,961	(598)
Spaceship Purchaser, Inc.	Delayed Draw Term Loan	10/17/2027	149,081	(359)
SpecialtyCare, Inc.	Revolver	12/18/2029	5,935	(59)
SpecialtyCare, Inc.	Delayed Draw Term Loan	8/26/2027	1,794	—
Spectrum Safety Solutions Purchaser, LLC	Delayed Draw Term Loan	7/1/2026	55,574	—
Spectrum Safety Solutions Purchaser, LLC	Revolver	7/1/2030	36,325	—
Speedster Bidco, GmbH	Revolver	6/10/2031	23,253	(2,092)
Stepping Stones Healthcare Services, LLC	Revolver	1/5/2033	29,560	(607)
Stepping Stones Healthcare Services, LLC	Delayed Draw Term Loan	1/5/2028	48,022	—
STV Group, Inc.	Revolver	3/20/2030	11,767	—
Sunshine Cadence Holdco, LLC	Revolver	5/1/2030	32,000	(320)
Tango Bidco, SAS	Delayed Draw Term Loan	10/17/2027	5,573	(38)
Tango Bidco, SAS	Delayed Draw Term Loan	10/17/2027	5,781	—
TEI Intermediate, LLC	Revolver	12/13/2031	14,888	—
TEI Intermediate, LLC	Delayed Draw Term Loan	12/13/2026	16,850	—
Teneo Holdings, LLC	Delayed Draw Term Loan	7/31/2027	29,443	—
Teneo Holdings, LLC	Revolver	7/31/2030	55,951	—
Tennessee Bidco, Limited	Delayed Draw Term Loan	7/1/2026	67,244	—
The Fertility Partners, Inc.	Revolver	9/16/2027	8,300	(278)
The North Highland Co, LLC	Revolver	12/20/2030	21,049	—
The North Highland Co, LLC	Delayed Draw Term Loan	12/20/2026	35,521	(178)
Themis Solutions, Inc.	Revolver	10/29/2032	46,367	(464)
Themis Solutions, Inc.	Delayed Draw Term Loan	10/29/2027	55,641	(556)
Thermostat Purchaser III, Inc.	Revolver	8/31/2028	8,125	(410)
THG Acquisition, LLC	Delayed Draw Term Loan	10/31/2026	9,204	—
THG Acquisition, LLC	Revolver	10/31/2031	5,631	—
Three Rivers Buyer, Inc	Revolver	11/3/2031	4,560	(57)
Tricentis Operations Holdings, Inc.	Delayed Draw Term Loan	2/11/2027	26,482	(132)
Tricentis Operations Holdings, Inc.	Revolver	2/11/2032	16,551	(166)
Trinity Air Consultants Holdings Corp.	Delayed Draw Term Loan	10/17/2027	42,018	(210)
Trinity Air Consultants Holdings Corp.	Revolver	6/29/2029	26,249	(112)
Trinity Partners Holdings, LLC	Delayed Draw Term Loan	6/30/2027	115,743	—
Triple Lift, Inc.	Revolver	5/5/2028	14,295	(1,465)
TRP Infrastructure Services, LLC	Delayed Draw Term Loan	7/9/2027	30,268	—
TTF Lower Intermediate, LLC	Revolver	7/18/2029	20,000	(450)
Unified Women's Healthcare, LP	Revolver	6/18/2029	101,845	—
Unified Women's Healthcare, LP	Delayed Draw Term Loan	9/22/2027	12,022	—
US Oral Surgery Management Holdco, LLC	Delayed Draw Term Loan	12/13/2026	25,538	—
US Oral Surgery Management Holdco, LLC	Revolver	11/20/2028	15,496	—
US Salt Investors, LLC	Revolver	2/26/2033	7,199	(72)
Varicent Parent Holdings Corp.	Delayed Draw Term Loan	10/15/2027	9,484	(119)
Varicent Parent Holdings Corp.	Revolver	8/23/2031	12,463	(172)
Varicent Parent Holdings Corp.	Delayed Draw Term Loan	10/15/2027	6,177	(31)
Veregy Consolidated, Inc.	Delayed Draw Term Loan	4/16/2027	12,398	—
Veregy Consolidated, Inc.	Revolver	4/16/2031	29,755	(223)
Victors CCC Buyer, LLC	Delayed Draw Term Loan	9/2/2027	13,656	—
Victors CCC Buyer, LLC	Revolver	6/1/2029	29,205	—

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Victors Purchaser, LLC	Delayed Draw Term Loan	12/23/2027	$44,586	$(111)
Victors Purchaser, LLC	Revolver	12/23/2032	84,795	(424)
VS Buyer, LLC	Revolver	10/12/2030	17,045	(888)
Water Holdings Acquisition, LLC	Delayed Draw Term Loan	7/31/2026	13,067	—
West Monroe Partners, LLC	Revolver	11/9/2027	70,714	(1,414)
West Star Aviation Acquisition, LLC	Revolver	5/20/2032	19,438	—
West Star Aviation Acquisition, LLC	Delayed Draw Term Loan	5/20/2027	7,559	—
WHCG Purchaser III, Inc.	Delayed Draw Term Loan	8/2/2027	17,234	—
World Insurance Associates, LLC	Delayed Draw Term Loan	8/14/2026	17,831	—
World Insurance Associates, LLC	Revolver	4/3/2030	5,073	(75)
WPEngine, Inc.	Revolver	8/14/2029	8,140	(244)
YA Intermediate Holdings II, LLC	Delayed Draw Term Loan	10/1/2026	15,548	—
YA Intermediate Holdings II, LLC	Revolver	10/1/2031	6,432	—
Zendesk, Inc.	Revolver	11/22/2028	97,650	—
Zenith AcquisitionCo, LLC	Revolver	1/13/2033	16,962	(85)
Zenith AcquisitionCo, LLC	Delayed Draw Term Loan	1/12/2029	43,314	—
Zeus, LLC	Revolver	2/8/2030	5,938	—
Zorro Bidco, Ltd.	Delayed Draw Term Loan	8/13/2027	8,243	—
Total Unfunded Commitments			$10,828,991	$(47,702)

(8)There are no interest rate floors on these investments.
(9)The interest rate floor on these investments as of March 31, 2026 was 0.50%.
(10)The interest rate floor on these investments as of March 31, 2026 was 0.75%.
(11)The interest rate floor on these investments as of March 31, 2026 was 1.00%.
(12)The interest rate floor on these investments as of March 31, 2026 was 1.25%.
(13)The interest rate floor on these investments as of March 31, 2026 was 1.50%.
(14)The interest rate floor on these investments as of March 31, 2026 was 2.00%.
(15)For unsettled positions the interest rate does not include the base rate.
(16)Under the 1940 Act, the Company is generally deemed to “control” a portfolio company if the Company owns more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. Under the 1940 Act, the Company is generally deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of March 31, 2026, the Company’s controlled/affiliated and non-controlled/affiliated investments were as follows:

	Fair Value as of December 31, 2025	Gross Additions	Gross Reductions	Net Change in Unrealized Appreciation (Depreciation)	Net Realized Gain (Loss)	Fair Value as of March 31, 2026	Total Investment Income
Non-Controlled/Affiliated Investments
Align Precision Group, LLC	$22,717	$592	$—	$—	$—	$23,309	$590
Align Precision Group, LLC	3,552	1,209	(10)	—	—	4,751	108
Align Precision Group, LLC - Class A-3 Units	4,018	—	—	(2,251)	—	1,767	—
GSO DL Co-Invest EIS LP (EIS Acquisition Holdings, LP - Class A Common Units)	1,218	—	—	(320)	—	898	—
DMS Purchaser, LLC	6,449	105	—	—	—	6,554	181
DMS Topco, LLC - Class A Common Units	4,844	—	—	(948)	—	3,896	—
Port Arthur LNG Phase II Intermediate Company, LLC - Class B Units	1,079,456	148	(1,079,785)	20	161	—	18,480

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

	Fair Value as of December 31, 2025	Gross Additions	Gross Reductions	Net Change in Unrealized Appreciation (Depreciation)	Net Realized Gain (Loss)	Fair Value as of March 31, 2026	Total Investment Income
Controlled/Affiliated Investments
Pigments Services, Inc.	$—	$—	$—	$—	$—	$—	$—
Pigments Services, Inc.	7,100	—	—	(3)	—	7,097	—
Pigments Holdings, LP - LP Interest	—	—	—	—	—	—	—
CFCo, LLC (Benefytt Technologies, Inc.)	—	—	—	—	—	—	—
CFCo, LLC (Benefytt Technologies, Inc.) - Class B Units	—	—	—	—	—	—	—
Daylight Beta Parent, LLC (Benefytt Technologies, Inc.)	8,285	—	—	207	—	8,492	—
Prodege International Holdings, LLC	—	201,553	—	—	—	201,553	2,527
Prodege International Holdings, LLC	—	98,607	—	—	—	98,607	1,263
Prodege International Holdings, LLC - Class A Units	—	129,944	—	—	—	129,944	—
Pibb Member Holdings, LLC - LP Interest	227,678	—	—	—	—	227,678	6,188
Pibb Member, LLC	2,193	—	(34)	21	—	2,180	34
Material Holdings, LLC	237,977	544	(1,536)	(16,695)	—	220,290	5,825
Material Holdings, LLC	—	—	—	—	—	—	—
Material Holdings, LLC	7,895	4,988	—	371	—	13,254	204
Material+ Holding Company, LLC - Class C Units	—	—	—	—	—	—	—
Material+ Holding Company, LLC - Class A Preferred Units	—	—	—	—	—	—	—
Material+ Holding Company, LLC - Class A Units	—	—	—	—	—	—	—
Material+ Holding Company, LLC - Class B Preferred Units	—	—	—	—	—	—	—
Blackstone Private Real Estate Credit and Income Fund - Common Shares	430,975	55,000	—	1,341	—	487,316	9,600
Specialty Lending Company, LLC - LLC Interest	381,241	15,300	—	(6)	—	396,535	—
GSO DL CoInvest CI LP (CustomInk, LLC - Series A Preferred Units)	1,681	—	—	(19)	—	1,662	—
BCRED Emerald JV LP - LP Interest	1,678,745	21,000	—	(160,068)	—	1,539,677	54,450
BCRED Verdelite JV LP - LP Interest	113,068	—	—	(15,919)	—	97,149	1,275
Total	$4,219,092	$528,990	$(1,081,365)	$(194,269)	$161	$3,472,609	$100,725
(17)Loan was on non-accrual status as of March 31, 2026.
(18)These loans are “last-out” portions of loans. The “last-out” portion of the Company’s loan investment generally earns a higher interest rate than the “first-out” portion, and in exchange the “first-out” portion would generally receive priority with respect to payment principal, interest and any other amounts due thereunder over the “last-out” portion.
(19)All securities are exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), including investments in joint ventures but excluding Axsome Therapeutics, Inc. - Common Stock and Moderna, Inc. - Common Stock, and may be deemed to be “restricted securities.” As of March 31, 2026, the aggregate fair value of these securities is $80,466.7 million, or 178.67% of the Company’s net assets. The initial acquisition dates have been included for such securities.
(20)The interest rate floor on these investments as of March 31, 2026 was 3.00%.
(21)These investments represent investments in investment funds (“Investee Funds”). As of March 31, 2026, details of these Investee Funds by investment strategy, the Company’s unfunded commitment, and redemption restrictions put in place by the Investee Fund were as follows:

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Investee Funds	Investee Fund Strategy	Unfunded Commitment	Redemption Frequency	Redemption Lock-up Period	Fund Term	Fair Value
Blackstone Private Real Estate Credit and Income Fund	Real estate credit and income	$—	Quarterly	None	Perpetual	$487,316
Muzinich Enhanced Loan Origination Fund I, LP	Corporate direct lending	26,571	None	None	Nine years	20,745
		$26,571				$508,061
Blackstone Private Real Estate Credit and Income Fund may, at the request of its shareholders, repurchase up to 5% of common shares outstanding based on aggregate net asset value as of the close of the previous calendar quarter, subject to approval by the Investee Fund’s board of trustees and in accordance with policies as may be adopted by the Investee Fund’s board of trustees in its sole discretion.
(22)The interest rate floor on these investments as of March 31, 2026 was 1.75%.
ADDITIONAL INFORMATION

Foreign Currency Forward Contracts
Counterparty	Currency Purchased		Currency Sold		Settlement Date	Unrealized Appreciation (Depreciation)
Deutsche Bank AG	USD	634,125	CAD	866,500	6/25/2026	$10,945
Deutsche Bank AG	USD	87,060	CHF	67,820	6/25/2026	1,777
Goldman Sachs Bank USA	USD	86,092	DKK	557,791	6/17/2026	(214)
BNP Paribas	USD	131,077	EUR	110,200	5/21/2026	3,875
Deutsche Bank AG	USD	1,223,150	EUR	1,050,500	6/25/2026	8,748
BNP Paribas	USD	82,547	GBP	60,900	5/21/2026	2,262
BNP Paribas	USD	33,896	GBP	25,000	5/21/2026	938
Deutsche Bank AG	USD	494,308	GBP	368,790	6/25/2026	8,222
Goldman Sachs Bank USA	USD	57,950	NOK	562,273	6/17/2026	298
BNP Paribas	USD	1,047	NOK	10,000	5/21/2026	22
Goldman Sachs Bank USA	USD	22,991	NZD	39,280	6/17/2026	508
Goldman Sachs Bank USA	USD	178,924	SEK	1,668,034	6/17/2026	3,340
Total Foreign Currency Forward Contracts						$40,721

Interest Rate Swaps
Counterparty	Hedged Item	Company Receives	Company Pays		Maturity Date	Notional Amount		Fair Market Value	Upfront Payments / Receipts	Change in Unrealized Appreciation (Depreciation) (1)
Goldman Sachs Bank USA (2)	December 2026 Notes	2.63%	SOFR +	0.26%	12/15/2026		$625,000	$(6,027)	$—	$456
Deutsche Bank AG (2)	December 2026 Notes	2.63%	SOFR +	0.26%	12/15/2026		625,000	(5,969)	—	437
Deutsche Bank AG (2)	April 2026 UK Bonds	4.87%	SONIA +	2.78%	4/14/2026	GBP	250,000	(218)	—	1,370
Sumitomo Mitsui Banking Corporation (2)	May 2027 Notes	5.61%	SOFR +	2.79%	5/3/2027		625,000	(6,222)	—	(1,374)
Goldman Sachs Bank USA	October 2027 Notes	7.49%	SOFR +	3.72%	10/11/2027		350,000	(70)	—	(2,112)
Sumitomo Mitsui Banking Corporation	November 2028 Notes	7.30%	SOFR +	3.06%	11/27/2028		500,000	6,997	—	(4,141)
Goldman Sachs Bank USA (2)	January 2031 Notes	6.25%	SOFR +	2.46%	1/25/2031		250,000	1,096	—	(1,788)
BNP Paribas US	January 2031 Notes	6.25%	SOFR +	2.47%	1/25/2031		250,000	1,001	—	(1,783)
Deutsche Bank AG (2)	July 2029 Notes	5.95%	SOFR +	1.74%	7/16/2029		500,000	8,960	—	(4,221)
BNP Paribas US	September 2027 Notes	4.95%	SOFR +	1.69%	9/26/2027		400,000	(2,812)	—	(1,914)
Sumitomo Mitsui Banking Corporation	April 2030 Notes	5.25%	SOFR +	2.01%	4/1/2030		400,000	(5,953)	—	(2,349)
Morgan Stanley (2)	November 2029 Notes	5.60%	SOFR +	1.64%	11/22/2029		400,000	4,381	—	(3,156)

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Interest Rate Swaps
Counterparty	Hedged Item	Company Receives	Company Pays		Maturity Date	Notional Amount	Fair Market Value	Upfront Payments / Receipts	Change in Unrealized Appreciation (Depreciation) (1)
Deutsche Bank AG (2)	November 2034 Notes	6.00%	SOFR +	2.04%	11/22/2034	$600,000	$4,438	$—	$(3,477)
Wells Fargo	November 2034 Notes	6.00%	SOFR +	2.26%	11/22/2034	200,000	(1,743)	—	(1,001)
Deutsche Bank AG (2)	January 2032 Notes	6.00%	SOFR +	1.83%	1/29/2032	500,000	11,717	—	(3,939)
Goldman Sachs Bank USA (2)	January 2032 Notes	6.00%	SOFR +	1.83%	1/29/2032	500,000	11,578	—	(3,933)
Wells Fargo	November 2028 Notes	7.30%	SOFR +	3.20%	11/27/2028	150,000	1,614	—	(1,191)
Goldman Sachs Bank USA (2)	March 2031 5.54% Notes	5.54%	SOFR +	1.67%	3/25/2031	500,000	4,607	—	(3,593)
Deutsche Bank AG (2)	March 2033 Notes	5.79%	SOFR +	1.89%	3/25/2033	500,000	4,025	—	(3,305)
Morgan Stanley (2)	September 2030 Notes	5.05%	SOFR +	1.68%	9/10/2030	250,000	(2,965)	—	(1,526)
BNP Paribas US (2)	September 2030 Notes	5.05%	SOFR +	1.68%	09/10/2030	250,000	(3,001)	—	(1,524)
Deutsche Bank AG (2)	July 2029 Notes	5.95%	SOFR +	2.44%	07/16/2029	400,000	(1,545)	—	(2,717)
Wells Fargo	January 2031 Notes	6.25%	SOFR +	2.70%	01/25/2031	100,000	(596)	—	(660)
Deutsche Bank AG (2)	January 2032 Series 2026A Notes	5.94%	SOFR +	2.41%	01/08/2032	210,000	(2,044)	—	(1,404)
BNP Paribas US (2)	March 2031 5.350% Notes	5.35%	SOFR +	1.86%	03/12/2031	350,000	(2,806)	—	(2,806)
Sumitomo Mitsui Banking Corporation (2)	March 2031 5.350% Notes	5.35%	SOFR +	1.86%	03/12/2031	350,000	(2,774)	—	(2,774)
Total Interest Rate Swaps							$15,669	$—	$(54,425)
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
December 31, 2025
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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2025
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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2025
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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2025
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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2025
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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2025
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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2025
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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2025
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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2025
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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2025
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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2025
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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2025
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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2025
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
December 31, 2025
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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2025
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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2025
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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2025
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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2025
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
December 31, 2025
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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2025
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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2025
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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2025
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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2025
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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2025
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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2025
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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2025
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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2025
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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2025
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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2025
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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2025
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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2025
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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2025
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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2025
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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2025
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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2025
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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2025
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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2025
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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2025
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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2025
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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2025
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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2025
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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2025
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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2025
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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2025
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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2025
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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2025
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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2025
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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2025
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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2025
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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2025
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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2025
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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2025
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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2025
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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2025
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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2025
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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2025
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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2025
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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2025
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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2025
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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2025
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

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Abacus Holdco 2, Oy	Delayed Draw Term Loan	10/14/2027	$181	$—
Accordion Partners, LLC	Revolver	11/15/2031	9,612	(48)
Accordion Partners, LLC	Delayed Draw Term Loan	12/17/2027	45,312	(113)
Accuity Delivery Systems, LLC	Revolver	5/29/2031	29,497	(147)
Accuity Delivery Systems, LLC	Delayed Draw Term Loan	5/29/2026	88,690	(443)
ACI Group Holdings, Inc.	Revolver	8/2/2027	215	—
Acumatica Holdings, Inc.	Revolver	7/28/2032	10,565	(106)
ADCS Clinics Intermediate Holdings, LLC	Revolver	5/7/2026	3,344	—
AI Altius US Bidco, Inc.	Delayed Draw Term Loan	5/21/2026	39,500	—
AI Titan Parent, Inc.	Delayed Draw Term Loan	9/30/2026	17,093	—
AI Titan Parent, Inc.	Revolver	8/29/2031	13,784	(138)
Align Precision Group, LLC	Delayed Draw Term Loan	4/3/2030	1,451	—
Allium Buyer, LLC	Revolver	5/2/2029	249	(7)
Alpine Intel Intermediate 2, LLC	Delayed Draw Term Loan	12/20/2026	39,281	—
American Restoration Holdings, LLC	Revolver	7/24/2030	3,569	—
American Restoration Holdings, LLC	Delayed Draw Term Loan	2/19/2027	30,945	—
Amerilife Holdings, LLC	Revolver	8/31/2028	57,772	—
Amerilife Holdings, LLC	Delayed Draw Term Loan	6/17/2026	5,009	—
Amerilife Holdings, LLC	Delayed Draw Term Loan	2/28/2027	41,321	(103)
Amerivet Partners Management, Inc.	Revolver	2/25/2028	11,511	—
Ampirical Solutions, LLC	Delayed Draw Term Loan	9/30/2027	43,992	(220)
Ampirical Solutions, LLC	Revolver	9/30/2032	11,731	(117)
Analytic Partners, LP	Revolver	4/4/2030	4,891	—
Anaplan, Inc.	Revolver	6/21/2028	47,983	(960)
Animal Wellness Investments S.p.A	Term Loan	1/15/2033	78,090	—

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2025
(in thousands)
(Unaudited)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Animal Wellness Investments S.p.A	Delayed Draw Term Loan	1/15/2029	$12,595	$—
Anthracite Buyer Inc	Revolver	12/3/2032	19,960	(100)
Apex Companies, LLC	Delayed Draw Term Loan	8/28/2026	1,030	—
Apex Companies, LLC	Delayed Draw Term Loan	10/24/2027	28,233	(141)
Aptean, Inc.	Revolver	1/29/2031	3,354	—
Aptean, Inc.	Delayed Draw Term Loan	2/14/2027	9,045	—
Armada Parent, Inc.	Revolver	10/29/2030	27,000	—
Arnhem BidCo, GmbH	Delayed Draw Term Loan	10/1/2027	42,221	—
Articulate Global, LLC	Revolver	10/24/2032	5,997	(30)
Aryeh Bidco Investment, Ltd.	Term Loan	1/14/2033	30,784	—
Aryeh Bidco Investment, Ltd.	Delayed Draw Term Loan	1/14/2028	5,731	—
Aryeh Bidco Investment, Ltd.	Revolver	1/14/2033	4,094	—
Ascend Buyer, LLC	Revolver	9/30/2028	7,443	—
Astra Service Partners, LLC	Delayed Draw Term Loan	11/26/2027	54,081	—
Atlas CC Acquisition Corp.	Revolver	5/25/2029	5,432	—
Atlas CC Acquisition Corp.	Letter of Credit	5/25/2029	14,403	(324)
Atlas Securitized Products Funding 2, LP	Revolver	4/10/2026	3,310	—
AuditBoard, Inc.	Revolver	7/12/2031	15,377	—
Axsome Therapeutics, Inc.	Delayed Draw Term Loan	5/31/2027	45,195	—
Axsome Therapeutics, Inc.	Delayed Draw Term Loan	5/31/2026	45,195	—
Azurite Intermediate Holdings, Inc.	Revolver	3/19/2031	6,840	(28)
Baker Tilly Advisory Group, LP	Delayed Draw Term Loan	6/3/2027	95,459	(955)
Baker Tilly Advisory Group, LP	Revolver	6/3/2030	74,077	—
Bamboo US BidCo, LLC	Delayed Draw Term Loan	11/20/2026	2,154	—
Bamboo US BidCo, LLC	Revolver	9/29/2029	6,470	—
Banyan Software Holdings, LLC	Revolver	1/2/2031	5,799	(14)
Banyan Software Holdings, LLC	Delayed Draw Term Loan	10/8/2027	58,607	—
Barings CLO, Ltd. Tango	Structured Finance Obligations - Equity Instruments	11/21/2026	3,525	—
Bayshore Intermediate #2, LP	Revolver	10/1/2027	20,406	—
Bazaarvoice, Inc.	Revolver	5/7/2029	60,787	—
Beacon Dc, Ltd.	Delayed Draw Term Loan	12/4/2027	1,000	—
Beacon Dc, Ltd.	Revolver	12/4/2032	680	—
Bimini Group Purchaser, Inc.	Revolver	4/26/2031	29,847	—
Bimini Group Purchaser, Inc.	Revolver	4/7/2027	18,750	(2,073)
BioCryst Pharmaceuticals, Inc.	Term Loan	1/23/2031	107,996	—
Biotouch Global Solutions, Inc.	Delayed Draw Term Loan	8/27/2027	29,503	(221)
Biotouch Global Solutions, Inc.	Revolver	8/27/2032	8,851	(133)
Blue Sky Buyer, LLC	Term Loan	2/28/2033	207,767	—
Blue Sky Buyer, LLC	Revolver	2/28/2033	35,415	—
Bluefin Holding, LLC	Revolver	9/12/2029	7,533	—
Brave Parent Holdings, Inc.	Revolver	11/28/2030	26,868	—
Brave Parent Holdings, Inc.	Delayed Draw Term Loan	10/17/2026	262,936	—
Brilliance Technologies, Inc.	Revolver	3/11/2032	52,952	—
Brilliance Technologies, Inc.	Delayed Draw Term Loan	9/11/2027	109,294	(68)
Businessolver.com, Inc.	Delayed Draw Term Loan	12/3/2027	28,315	(71)
Businessolver.com, Inc.	Revolver	12/3/2032	12,611	(63)
Caerus US 1, Inc.	Revolver	5/25/2029	14,398	—
Cambium Learning Group, Inc.	Revolver	7/20/2027	101,715	—
Cambrex Corp.	Revolver	3/5/2032	14,156	—
Cambrex Corp.	Delayed Draw Term Loan	3/5/2027	17,158	(86)
Cambrex Corp.	Delayed Draw Term Loan	3/24/2026	39,942	—

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2025
(in thousands)
(Unaudited)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Canadian Hospital Specialties, Ltd.	Revolver	4/15/2027	$2,399	$—
Carr Riggs & Ingram Capital, LLC	Revolver	11/18/2031	10,323	(52)
Carr Riggs & Ingram Capital, LLC	Delayed Draw Term Loan	11/18/2026	16,507	—
Carval CLO XIII-C Ltd	Structured Finance Obligations - Equity Instruments	10/8/2028	5,531	—
Castle Management Borrower, LLC	Revolver	11/3/2029	4,167	—
Castle Management Borrower, LLC	Delayed Draw Term Loan	12/9/2027	20,234	—
CCI Buyer, Inc.	Revolver	5/13/2032	6,767	(68)
CEP V Investment 11 S.à r.l.	Delayed Draw Term Loan	9/1/2026	43,967	(499)
CFGI Holdings, LLC	Revolver	11/2/2027	19,950	(399)
CFS Brands, LLC	Revolver	10/2/2029	14,401	—
Channelside AcquisitionCo, Inc.	Revolver	3/31/2028	17,194	—
Charger Debt Merger Sub, LLC	Delayed Draw Term Loan	5/9/2027	30,287	(76)
Charger Debt Merger Sub, LLC	Revolver	5/31/2030	5,300	—
Charger Debt Merger Sub, LLC	Delayed Draw Term Loan	5/31/2026	5,300	—
Chartwell Cumming Holding, Corp.	Revolver	11/16/2029	44,716	—
Cielo Bidco, Ltd.	Delayed Draw Term Loan	3/31/2030	653	—
Cielo Bidco, Ltd.	Delayed Draw Term Loan	3/31/2030	30	—
Cisive Holdings Corp.	Revolver	12/7/2029	4,445	(89)
Clearview Buyer, Inc.	Revolver	2/26/2029	11,857	—
CohnReznick Advisory, LLC	Delayed Draw Term Loan	3/31/2027	2,488	—
Commander Buyer, Inc.	Delayed Draw Term Loan	6/26/2027	44,138	(221)
Commander Buyer, Inc.	Revolver	6/26/2032	29,425	(294)
Community Management Holdings Midco 2, LLC	Revolver	11/1/2031	5,547	—
Community Management Holdings Midco 2, LLC	Delayed Draw Term Loan	7/8/2027	26,042	—
Compsych Investments Corp.	Delayed Draw Term Loan	7/22/2027	20,230	(885)
Connatix Buyer, Inc.	Revolver	7/14/2027	9,125	—
Connatix Buyer, Inc.	Delayed Draw Term Loan	4/9/2026	2,344	—
Consor Intermediate II, LLC	Delayed Draw Term Loan	5/10/2026	26,219	—
Consor Intermediate II, LLC	Revolver	5/10/2031	9,480	—
Continental Buyer, Inc.	Revolver	4/2/2031	4,282	—
Continental Buyer, Inc.	Revolver	4/2/2031	6,862	(34)
Continental Buyer, Inc.	Revolver	4/2/2031	3,283	(16)
Continental Buyer, Inc.	Delayed Draw Term Loan	4/21/2028	6,567	(16)
Coupa Software, Inc.	Delayed Draw Term Loan	6/3/2027	164	—
Coupa Software, Inc.	Revolver	2/27/2029	126	(1)
CRC Insurance Group, LLC	Revolver	5/6/2029	19,894	(105)
CRCI Longhorn Holdings, Inc.	Revolver	8/27/2031	11,110	(91)
CRCI Longhorn Holdings, Inc.	Delayed Draw Term Loan	8/27/2026	16,678	—
Creek Parent, Inc.	Revolver	12/18/2031	19,175	(336)
Crewline Buyer, Inc.	Revolver	11/8/2030	12,745	—
Crumbl Enterprises, LLC	Revolver	4/30/2032	6,881	(34)
CT Technologies Intermediate Holdings, Inc.	Delayed Draw Term Loan	8/30/2026	11,130	—
CT Technologies Intermediate Holdings, Inc.	Revolver	8/30/2031	34,417	(344)
CT Technologies Intermediate Holdings, Inc.	Delayed Draw Term Loan	8/30/2026	10,132	—
CT Technologies Intermediate Holdings, Inc.	Delayed Draw Term Loan	7/10/2027	504	—
CT Technologies Intermediate Holdings, Inc.	Delayed Draw Term Loan	8/5/2027	10,080	—
CT Technologies Intermediate Holdings, Inc.	Delayed Draw Term Loan	8/5/2027	6,774	—
CyrusOne Revolving Warehouse	Revolver	7/2/2027	106,619	—
Databricks, Inc.	Delayed Draw Term Loan	1/5/2028	235,000	—
DCG Acquisition Corp.	Revolver	6/13/2031	36,470	(365)
DCG Acquisition Corp.	Delayed Draw Term Loan	6/13/2026	10,587	—

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2025
(in thousands)
(Unaudited)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Denali Bidco, Ltd.	Delayed Draw Term Loan	9/5/2027	$300	$(3)
Denali Intermediate Holdings, Inc.	Revolver	8/26/2032	4,972	(50)
Denali TopCo, LLC	Delayed Draw Term Loan	8/26/2028	27,099	(135)
Denali TopCo, LLC	Revolver	8/26/2032	13,007	(65)
Diligent Corp.	Delayed Draw Term Loan	4/30/2026	50,000	(250)
Diligent Corp.	Revolver	8/2/2030	25,500	—
Discovery Education, Inc.	Revolver	4/9/2029	17,513	—
Divisions Holding Corp.	Revolver	4/17/2032	8,086	(81)
DM Intermediate Parent, LLC	Revolver	9/30/2030	28,484	—
DM Intermediate Parent, LLC	Delayed Draw Term Loan	9/30/2026	18,336	—
DM Intermediate Parent, LLC	Delayed Draw Term Loan	12/19/2027	77,717	(389)
Doit International, Ltd.	Delayed Draw Term Loan	11/25/2026	66,711	(500)
Doit International, Ltd.	Revolver	11/26/2029	33,356	—
Dropbox, Inc.	Delayed Draw Term Loan	12/10/2026	417,495	(2,087)
Dropbox, Inc.	Delayed Draw Term Loan	3/15/2026	455,182	(426)
DTA Intermediate II, Ltd.	Revolver	3/27/2030	12,961	—
DTI Holdco, Inc.	Revolver	1/25/2029	16,000	(1,517)
Duro Dyne National Corp.	Delayed Draw Term Loan	11/15/2026	34,499	(172)
Duro Dyne National Corp.	Revolver	11/15/2031	34,499	—
Dwyer Instruments, LLC	Revolver	7/20/2029	4,668	—
Eagan Parent, Inc.	Delayed Draw Term Loan	9/8/2027	5,311	—
Eagan Parent, Inc.	Revolver	9/8/2032	2,833	(14)
East River Bidco, GmbH	Delayed Draw Term Loan	3/26/2028	31	—
Eden Acquisitionco, Ltd.	Delayed Draw Term Loan	11/17/2026	2,146	(29)
Edison Bidco, AS	Delayed Draw Term Loan	12/5/2026	679	—
Electro Switch Business Trust, LLC	Revolver	9/2/2032	23,430	(234)
ELK Bidco, Inc.	Revolver	6/13/2032	13,471	(67)
ELK Bidco, Inc.	Delayed Draw Term Loan	12/13/2027	14,968	(37)
EMB Purchaser, Inc.	Delayed Draw Term Loan	3/13/2028	37,202	—
EMB Purchaser, Inc.	Revolver	3/12/2032	18,308	(183)
Emergency Power Holdings, LLC	Delayed Draw Term Loan	8/17/2027	12,036	—
Endeavor Schools Holdings, LLC	Delayed Draw Term Loan	1/3/2027	20,926	—
Enstructure, LLC	Delayed Draw Term Loan	6/10/2026	83,228	(624)
ENV Bidco, AB	Delayed Draw Term Loan	7/29/2026	31,618	(403)
eResearchTechnology, Inc.	Delayed Draw Term Loan	1/17/2027	135,205	—
eResearchTechnology, Inc.	Revolver	10/17/2031	78,568	(786)
Essential Services Holding Corp.	Delayed Draw Term Loan	6/17/2026	14,519	(73)
Essential Services Holding Corp.	Revolver	6/17/2030	5,434	—
Everbridge Holdings, LLC	Delayed Draw Term Loan	7/2/2026	5,292	—
Everbridge Holdings, LLC	Revolver	7/2/2031	3,481	—
Excelitas Technologies Corp.	Revolver	8/12/2028	14,780	(185)
Experity, Inc.	Revolver	2/22/2030	17,835	—
Experity, Inc.	Delayed Draw Term Loan	9/13/2026	40,111	(201)
Falcon Parent Holdings, Inc.	Delayed Draw Term Loan	8/15/2027	12,467	(94)
Falcon Parent Holdings, Inc.	Revolver	11/6/2031	14,380	—
Fastener Distribution Holdings, LLC	Delayed Draw Term Loan	10/31/2026	41,834	—
Fern Bidco, Ltd.	Delayed Draw Term Loan	7/3/2027	19,787	—
Flatiron CLO 34, Ltd.	Structured Finance Obligations - Equity Instruments	10/8/2026	3,500	—
Flexera Software, LLC	Revolver	8/15/2032	13,582	(34)
Forterro Group, AB	Delayed Draw Term Loan	6/28/2027	5,415	—
Foundation Risk Partners Corp.	Revolver	10/29/2029	12,202	—

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2025
(in thousands)
(Unaudited)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Foundation Risk Partners Corp.	Delayed Draw Term Loan	2/26/2027	$10,908	$—
Frontgrade Technologies Holdings, Inc.	Revolver	1/9/2028	439	—
Frontline Road Safety, LLC	Revolver	3/4/2032	13,878	(69)
Frontline Road Safety, LLC	Delayed Draw Term Loan	3/4/2028	17,792	—
FusionSite Midco, LLC	Revolver	11/17/2029	12,260	(276)
FusionSite Midco, LLC	Delayed Draw Term Loan	4/30/2026	8,810	—
G&A Partners Holding Company II, LLC	Revolver	3/1/2030	6,575	(132)
G&A Partners Holding Company II, LLC	Delayed Draw Term Loan	3/1/2026	9,468	—
Galaxy CLO Warehouse 2025-1, Ltd.	Structured Finance Obligations - Equity Instruments	10/8/2026	15,689	—
Galileo Pharma Bidco S.p.A	Delayed Draw Term Loan	10/7/2028	4,168	—
Galway Borrower, LLC	Revolver	9/29/2028	16,795	—
Galway Borrower, LLC	Delayed Draw Term Loan	2/7/2026	1,559	—
Gannett Fleming, Inc.	Revolver	8/5/2030	37,324	(560)
Gatekeeper Systems, Inc.	Delayed Draw Term Loan	8/27/2026	42,075	—
Gatekeeper Systems, Inc.	Revolver	8/28/2030	17,861	—
GI Ranger Intermediate, LLC	Revolver	10/29/2027	9,360	—
Gigamon, Inc.	Revolver	3/10/2028	15,465	—
Gimlet Bidco, GmbH	Delayed Draw Term Loan	4/23/2027	2,084	—
Granicus, Inc.	Revolver	1/17/2031	4,284	—
Granicus, Inc.	Delayed Draw Term Loan	1/17/2026	679	—
Great Day Improvements, LLC	Revolver	6/13/2030	4,731	—
Grid Alliance Partners, LLC	Delayed Draw Term Loan	7/1/2027	23,338	(117)
Grid Alliance Partners, LLC	Revolver	7/1/2030	15,162	(152)
Griffon Bidco, Inc.	Delayed Draw Term Loan	9/30/2027	21,819	—
Griffon Bidco, Inc.	Revolver	7/31/2031	21,819	(218)
Ground Penetrating Radar Systems, LLC	Delayed Draw Term Loan	7/2/2027	20,297	—
Ground Penetrating Radar Systems, LLC	Revolver	1/2/2032	11,776	—
GS Acquisitionco, Inc.	Delayed Draw Term Loan	3/26/2026	3,720	—
GS Acquisitionco, Inc.	Revolver	5/25/2028	2,833	—
GS Acquisitionco, Inc.	Delayed Draw Term Loan	5/16/2027	3,214	(8)
GTCR Everest Borrower, LLC	Revolver	9/5/2029	3,125	(10)
Guardian Bidco, Inc.	Delayed Draw Term Loan	8/14/2028	3,881	(39)
Gusto Sing Bidco Pte, Ltd.	Delayed Draw Term Loan	11/15/2027	102	—
Helix TS, LLC	Delayed Draw Term Loan	10/22/2027	35,919	—
Higginbotham Insurance Agency, Inc.	Delayed Draw Term Loan	12/11/2027	41,940	(105)
High Street Buyer, Inc.	Revolver	4/16/2027	4,186	(84)
High Street Buyer, Inc.	Delayed Draw Term Loan	7/18/2027	55,411	—
Home Service TopCo IV, Inc.	Revolver	12/30/2027	19,964	(214)
Home Service TopCo IV, Inc.	Delayed Draw Term Loan	2/19/2026	19,055	—
Horizon CTS Buyer, LLC	Revolver	3/28/2032	25,803	—
Horizon CTS Buyer, LLC	Delayed Draw Term Loan	11/4/2027	33,333	—
HPS Freshwater Warehouse Parent, Ltd.	Structured Finance Obligations - Equity Instruments	10/8/2026	5,390	—
Icefall Parent, Inc.	Revolver	1/17/2030	8,637	—
IEM New Sub 2, LLC	Delayed Draw Term Loan	12/3/2027	62,860	—
IEM New Sub 2, LLC	Delayed Draw Term Loan	12/3/2027	76,076	(571)
IG Investments Holdings, LLC	Revolver	9/22/2028	55,717	—
Imagine 360, LLC	Delayed Draw Term Loan	9/18/2026	13,684	(68)
Imagine 360, LLC	Revolver	9/30/2028	8,582	(86)
Inception Fertility Ventures, LLC	Revolver	4/29/2030	4,278	—
Inception Fertility Ventures, LLC	Delayed Draw Term Loan	4/29/2026	61,644	—

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2025
(in thousands)
(Unaudited)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
INK BC Bidco S.p.A.	Delayed Draw Term Loan	7/16/2028	$21,206	$(215)
Integrity Marketing Acquisition, LLC	Delayed Draw Term Loan	8/23/2026	8,074	(14)
Integrity Marketing Acquisition, LLC	Revolver	8/25/2028	2,861	—
IQN Holding Corp.	Revolver	5/2/2028	1,940	—
IRI Group Holdings, Inc.	Revolver	12/1/2028	110,034	—
Iris Buyer, LLC	Revolver	10/2/2029	7,870	—
Iris Buyer, LLC	Delayed Draw Term Loan	8/4/2026	3,617	—
ISQ Hawkeye Holdco, Inc.	Revolver	8/20/2030	476	—
ISQ Hawkeye Holdco, Inc.	Delayed Draw Term Loan	8/20/2026	1,355	—
Java Buyer, Inc.	Revolver	12/15/2027	12,142	—
Java Buyer, Inc.	Revolver	12/15/2027	24,284	—
Java Buyer, Inc.	Delayed Draw Term Loan	5/9/2027	71,827	—
Jeppesen Holdings, LLC	Revolver	10/31/2032	17,000	(128)
Jones Fish Hatcheries & Distributors, LLC	Revolver	11/19/2032	4,116	(41)
Jones Fish Hatcheries & Distributors, LLC	Delayed Draw Term Loan	11/19/2027	16,464	—
JS Parent, Inc.	Revolver	4/24/2031	7,880	(39)
JSG II, Inc.	Delayed Draw Term Loan	9/30/2027	97,949	(245)
JSG II, Inc.	Revolver	9/30/2032	41,978	(210)
JSS Holdings, Inc.	Delayed Draw Term Loan	11/8/2026	136,995	(685)
Kaseya, Inc.	Revolver	3/20/2030	25,000	(154)
Kattegat Project Bidco, AB	Delayed Draw Term Loan	10/5/2026	12,225	(166)
King Bidco S.P.E.C.	Delayed Draw Term Loan	6/26/2028	87	—
Knight Acquireco, LLC	Delayed Draw Term Loan	11/6/2027	23,547	(59)
Knowledge Pro Buyer, Inc.	Revolver	12/10/2029	10,918	—
Knowledge Pro Buyer, Inc.	Delayed Draw Term Loan	6/11/2027	8,384	—
Knowledge Pro Buyer, Inc.	Revolver	12/10/2027	4,594	(46)
Koala Investment Holdings, Inc.	Delayed Draw Term Loan	2/29/2028	17,044	(85)
Koala Investment Holdings, Inc.	Revolver	8/29/2032	7,575	(76)
Kona Buyer, LLC	Revolver	7/23/2031	34,452	(172)
Kona Buyer, LLC	Delayed Draw Term Loan	6/27/2027	90,826	(227)
Kona Buyer, LLC	Delayed Draw Term Loan	7/23/2026	60,173	(301)
Kona Buyer, LLC	Delayed Draw Term Loan	7/23/2026	53,588	(268)
KStone Buyer, Inc.	Term Loan	1/2/2033	80,791	—
KStone Buyer, Inc.	Revolver	1/2/2033	20,775	—
KStone Buyer, Inc.	Delayed Draw Term Loan	1/2/2027	23,083	—
Kwol Acquisition, Inc.	Revolver	12/6/2029	1,345	—
Kwol Acquisition, Inc.	Delayed Draw Term Loan	8/25/2027	84	—
Kwor Acquisition, Inc.	Revolver	2/28/2030	1,041	—
Kwor Acquisition, Inc.	Delayed Draw Term Loan	2/28/2027	1,379	—
Loar Group, Inc.	Delayed Draw Term Loan	9/30/2026	275,000	—
Lobos Parent, Inc.	Delayed Draw Term Loan	9/26/2028	10,361	(39)
Lobos Parent, Inc.	Revolver	9/26/2031	5,180	(39)
Lobos Parent, Inc.	Revolver	9/26/2031	2,331	(17)
LogicMonitor, Inc.	Revolver	11/15/2031	11,450	(143)
LogicMonitor, Inc.	Delayed Draw Term Loan	9/1/2027	15,648	(98)
LPW Group Holdings, Inc.	Revolver	3/15/2030	6,566	(66)
Lsf12 Crown US Commercial Bidco, LLC	Revolver	12/2/2029	24,405	(35)
Magic Bidco, Inc.	Delayed Draw Term Loan	7/1/2026	14,677	—
Magic Bidco, Inc.	Revolver	7/1/2030	830	—
Magneto Components BuyCo, LLC	Revolver	12/5/2029	8,983	(67)
Mandolin Technology Intermediate Holdings, Inc.	Revolver	4/30/2028	7,265	—
MannKind Corp.	Delayed Draw Term Loan	8/6/2027	29,592	—

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2025
(in thousands)
(Unaudited)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Mantech International, CP	Delayed Draw Term Loan	2/14/2026	$24,794	$(373)
Mantech International, CP	Revolver	9/14/2028	111,612	—
Material Holdings, LLC	Revolver	8/19/2027	3,179	—
Material Holdings, LLC	Delayed Draw Term Loan	8/19/2027	23,525	—
Maverick Bidco, Inc.	Revolver	12/2/2031	17,583	(1)
Maverick Bidco, Inc.	Delayed Draw Term Loan	12/2/2027	18,018	—
Mavis Tire Express Services Topco, Corp.	Revolver	5/4/2028	5,400	—
MB2 Dental Solutions, LLC	Delayed Draw Term Loan	2/13/2026	6,423	—
MB2 Dental Solutions, LLC	Revolver	2/13/2031	1,837	—
MEDX AMCP Holdings, LLC	Revolver	7/21/2032	3,952	(40)
MEDX AMCP Holdings, LLC	Delayed Draw Term Loan	7/21/2027	9,287	(46)
Mercury Bidco Globe, Limited	Delayed Draw Term Loan	1/18/2026	3,083	—
MHE Intermediate Holdings, LLC	Revolver	7/21/2027	482	—
Minerva Bidco, Ltd.	Delayed Draw Term Loan	12/2/2028	53,627	(412)
Minotaur Acquisition, Inc.	Revolver	5/10/2030	9,910	—
ML Holdco, LLC	Delayed Draw Term Loan	10/24/2027	17,655	—
Modernizing Medicine, Inc.	Revolver	4/30/2032	4,208	(42)
More Cowbell II, LLC	Delayed Draw Term Loan	9/3/2027	5,872	(27)
More Cowbell II, LLC	Revolver	9/1/2029	12,971	—
MPG Parent Holdings, LLC	Revolver	1/8/2030	2,232	—
MPG Parent Holdings, LLC	Delayed Draw Term Loan	1/8/2027	4,065	—
MRH Trowe Beteiligungsgesellschaft mbH	Delayed Draw Term Loan	5/15/2028	70	—
MRH Trowe Beteiligungsgesellschaft mbH	Revolver	11/15/2031	35	—
MRI Software, LLC	Revolver	10/21/2026	17,850	(67)
MRI Software, LLC	Revolver	2/10/2028	21,799	—
MRI Software, LLC	Delayed Draw Term Loan	10/2/2027	12,498	—
Muzinich Enhanced Loan Origination Fund I, LP	Equity		31,851	—
Natus Medical, Inc.	Revolver	7/21/2027	5,100	—
NAVEX TopCo, Inc.	Revolver	10/14/2031	11,668	(150)
NAVEX TopCo, Inc.	Delayed Draw Term Loan	10/14/2027	57,143	—
Navigator Acquiror, Inc.	Delayed Draw Term Loan	7/15/2030	15,767	—
Navigator Acquiror, Inc.	Delayed Draw Term Loan	7/15/2030	15,767	—
NDC Acquisition Corp.	Revolver	3/9/2028	3,083	—
NDT Global Holding, Inc.	Revolver	6/4/2032	10,153	(102)
NDT Global Holding, Inc.	Delayed Draw Term Loan	6/4/2027	11,371	—
Nephele III, BV	Delayed Draw Term Loan	1/14/2028	25	—
Neptune BidCo, SAS	Delayed Draw Term Loan	3/31/2027	205	—
Neptune Holdings, Inc.	Revolver	8/31/2029	2,000	(50)
Netsmart Technologies, Inc.	Delayed Draw Term Loan	8/23/2026	18,756	(94)
Netsmart Technologies, Inc.	Revolver	8/23/2031	26,555	—
Noble Midco 3, Ltd.	Delayed Draw Term Loan	6/10/2027	9,042	(45)
Noble Midco 3, Ltd.	Revolver	12/10/2030	5,576	—
North Haven Ushc Acquisition, Inc.	Revolver	10/29/2027	2,036	—
North Haven Ushc Acquisition, Inc.	Delayed Draw Term Loan	8/28/2026	25,764	—
Octane Purchaser, Inc.	Delayed Draw Term Loan	11/19/2027	88,133	—
Octane Purchaser, Inc.	Revolver	5/19/2032	35,253	(176)
Odevo, AB	Delayed Draw Term Loan	12/12/2027	32,079	—
OEConnection, LLC	Delayed Draw Term Loan	12/23/2028	18,447	—
OEConnection, LLC	Revolver	12/18/2032	4,858	(24)
OEI, Inc.	Revolver	12/29/2031	7,889	(59)
OEI, Inc.	Delayed Draw Term Loan	12/29/2027	19,722	(74)
OMEGA II AB	Delayed Draw Term Loan	6/17/2028	17,930	(47)

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2025
(in thousands)
(Unaudited)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Onex Baltimore Buyer, Inc.	Delayed Draw Term Loan	3/19/2026	$68,025	$—
ONS MSO, LLC	Revolver	7/8/2028	4,500	—
Optimizely North America, Inc.	Revolver	10/30/2031	3,007	(30)
Optus 1011, GmbH	Delayed Draw Term Loan	11/30/2028	80,234	—
Oxford Global Resources, Inc.	Revolver	8/17/2027	9,254	—
Paisley Bidco, Ltd.	Delayed Draw Term Loan	5/7/2027	2,102	(8)
PAS Parent, Inc.	Delayed Draw Term Loan	8/18/2028	41,432	(207)
PAS Parent, Inc.	Revolver	8/18/2031	19,250	(192)
Patriot Growth Insurance Services, LLC	Revolver	10/16/2028	7,135	(143)
Pave America Holding, LLC	Revolver	8/27/2032	14,196	—
Pave America Holding, LLC	Delayed Draw Term Loan	8/29/2027	19,064	—
PDI TA Holdings, Inc.	Revolver	2/3/2031	1,866	—
Peloton Computer Enterprises, Ltd.	Term Loan	12/31/2032	112,080	—
Petrus Buyer, Inc.	Revolver	10/17/2029	5,163	—
Phoenix 1 Buyer Corp.	Revolver	11/20/2029	8,349	—
Pike Electric Corp.	Revolver	12/18/2032	39,994	(200)
Pike Electric Corp.	Delayed Draw Term Loan	12/19/2028	59,991	—
Pikes Peak Bravo	Structured Finance Obligations - Equity Instruments	9/5/2027	11,094	—
PKF O'Connor Davies Advisory, LLC	Delayed Draw Term Loan	11/18/2026	31,468	—
PKF O'Connor Davies Advisory, LLC	Revolver	11/15/2031	11,413	—
Plasma Buyer, LLC	Revolver	5/12/2028	65	—
Polyphase Elevator Holding, Co.	Delayed Draw Term Loan	11/24/2027	4,195	—
Polyphase Elevator Holding, Co.	Revolver	11/24/2032	6,000	(45)
Port Arthur LNG Phase II Intermediate Company, LLC	Equity	12/30/2026	299,028	—
PPV Intermediate Holdings, LLC	Revolver	8/31/2029	8,671	—
PPV Intermediate Holdings, LLC	Delayed Draw Term Loan	8/7/2026	11,927	—
Profile Products, LLC	Revolver	11/12/2027	7,087	(71)
Profile Products, LLC	Revolver	11/12/2027	3,337	—
Project Leopard Holdings, Inc.	Revolver	7/20/2027	4,266	—
PT Intermediate Holdings III, LLC	Delayed Draw Term Loan	4/9/2026	10,213	—
QBS Parent, Inc.	Revolver	6/3/2032	9,970	—
QBS Parent, Inc.	Delayed Draw Term Loan	6/3/2027	19,959	—
QF Holdings, Inc.	Delayed Draw Term Loan	12/29/2027	25,096	—
QF Holdings, Inc.	Revolver	12/15/2032	15,058	(75)
Qualus Power Services Corp.	Delayed Draw Term Loan	3/27/2028	11,162	—
Qualus Power Services Corp.	Delayed Draw Term Loan	3/27/2028	60,000	(150)
R1 Holdings, LLC	Revolver	12/29/2028	31	—
RailPros Parent, LLC	Delayed Draw Term Loan	5/24/2027	7,177	(36)
RailPros Parent, LLC	Revolver	5/24/2032	3,589	(36)
Rally Buyer, Inc.	Revolver	7/19/2029	7,373	—
Raven Acquisition Holdings, LLC	Delayed Draw Term Loan	11/19/2026	200	—
Red Fox CD Acquisition Corp.	Delayed Draw Term Loan	11/21/2026	23,757	—
Redwood Services Group, LLC	Delayed Draw Term Loan	1/3/2027	5,467	—
Regatta Kilo	Structured Finance Obligations - Equity Instruments	10/8/2028	3,883	—
Relativity ODA, LLC	Revolver	5/12/2029	4,813	(116)
RFS Opco, LLC	Delayed Draw Term Loan	12/2/2027	13,774	—
Rhea Parent, Inc.	Revolver	12/20/2030	28,910	(289)
Riser Merger Sub, Inc.	Delayed Draw Term Loan	6/4/2026	20,947	—
Riser Merger Sub, Inc.	Revolver	10/31/2029	20,973	—
Riser Merger Sub, Inc.	Delayed Draw Term Loan	4/15/2027	30,262	(151)

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2025
(in thousands)
(Unaudited)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Rocket Buyer, LLC	Term Loan	1/14/2033	$102,207	$—
Rocket Buyer, LLC	Delayed Draw Term Loan	1/14/2033	58,966	—
Rocket Buyer, LLC	Revolver	1/14/2031	23,586	—
Saber Parent Holdings Corp.	Delayed Draw Term Loan	12/16/2028	138,406	(346)
Saber Parent Holdings Corp.	Revolver	12/16/2032	69,203	(346)
Saber Power Services, LLC	Revolver	10/21/2031	19,913	—
Safety Borrower Holdings, LP	Revolver	12/19/2032	5,499	—
Safety Borrower Holdings, LP	Delayed Draw Term Loan	12/19/2027	8,254	—
Sam Holding Co, Inc.	Revolver	3/24/2027	24,000	—
Sam Holding Co, Inc.	Delayed Draw Term Loan	11/5/2026	39,200	—
Scorpio BidCo SAS	Delayed Draw Term Loan	3/10/2026	7,858	(85)
Seahawk Bidco, LLC	Delayed Draw Term Loan	12/19/2026	15,877	—
Seahawk Bidco, LLC	Revolver	12/19/2030	22,377	(205)
Seahawk Bidco, LLC	Delayed Draw Term Loan	12/24/2027	121,231	—
SEKO Global Logistics Network, LLC	Delayed Draw Term Loan	5/10/2027	1,350	—
Seven Bidco, SASU	Delayed Draw Term Loan	8/29/2028	42,456	(213)
Severin Acquisition, LLC	Delayed Draw Term Loan	10/1/2027	54,539	—
Severin Acquisition, LLC	Revolver	10/1/2031	41,391	—
SG Acquisition, Inc.	Revolver	4/3/2030	13,537	—
Signant Finance One, Ltd.	Revolver	10/16/2031	39,684	(397)
Signant Finance One, Ltd.	Delayed Draw Term Loan	10/16/2027	95,241	—
Simplicity Financial Marketing Group Holdings, Inc.	Delayed Draw Term Loan	12/31/2026	6,304	—
Simplicity Financial Marketing Group Holdings, Inc.	Revolver	12/31/2031	6,041	(60)
SIQ Holdings III Corp.	Revolver	12/19/2030	26,770	—
SIQ Holdings III Corp.	Delayed Draw Term Loan	12/19/2027	57,446	—
Skylark UK Debtco, Ltd.	Delayed Draw Term Loan	12/8/2028	5,759	—
Smartronix, LLC	Revolver	2/7/2030	12,316	—
Smile Doctors, LLC	Revolver	12/23/2027	51,955	(1,818)
Solis Midco, SAS	Delayed Draw Term Loan	4/8/2029	145	—
Spaceship Purchaser, Inc.	Revolver	10/17/2031	74,961	(598)
Spaceship Purchaser, Inc.	Delayed Draw Term Loan	10/17/2027	149,081	(359)
SpecialtyCare, Inc.	Delayed Draw Term Loan	8/26/2027	1,794	—
SpecialtyCare, Inc.	Revolver	12/18/2029	5,935	—
Spectrum Safety Solutions Purchaser, LLC	Delayed Draw Term Loan	7/1/2026	55,574	—
Spectrum Safety Solutions Purchaser, LLC	Revolver	7/1/2030	48,365	—
Speedster Bidco, GmbH	Revolver	6/10/2031	21,862	—
Stepping Stones Healthcare Services, LLC	Revolver	12/30/2026	9,725	—
Stepping Stones Healthcare Services, LLC	Delayed Draw Term Loan	4/24/2026	35,710	—
STV Group, Inc.	Delayed Draw Term Loan	3/20/2026	16,811	(168)
STV Group, Inc.	Revolver	3/20/2030	11,767	—
Sunshine Cadence Holdco, LLC	Delayed Draw Term Loan	5/1/2026	14,560	—
Sunshine Cadence Holdco, LLC	Revolver	5/1/2030	32,000	(320)
Tango Bidco, SAS	Delayed Draw Term Loan	10/17/2027	5,573	(39)
Tango Bidco, SAS	Delayed Draw Term Loan	10/17/2027	8,635	—
TEI Intermediate, LLC	Revolver	12/13/2031	14,888	—
TEI Intermediate, LLC	Delayed Draw Term Loan	12/13/2026	42,307	—
Teneo Holdings, LLC	Delayed Draw Term Loan	7/31/2027	52,998	(265)
Teneo Holdings, LLC	Revolver	7/31/2030	64,785	(648)
Tennessee Bidco, Limited	Delayed Draw Term Loan	7/1/2026	67,244	—
The Fertility Partners, Inc.	Revolver	9/16/2027	8,300	(334)

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2025
(in thousands)
(Unaudited)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
The Hiller Companies, LLC	Delayed Draw Term Loan	6/20/2026	$1,155	$—
The Hiller Companies, LLC	Revolver	6/20/2030	13,713	—
The Hiller Companies, LLC	Delayed Draw Term Loan	7/16/2027	4,178	—
The North Highland Co, LLC	Revolver	12/20/2030	21,810	—
The North Highland Co, LLC	Delayed Draw Term Loan	12/20/2026	35,521	(178)
Themis Solutions, Inc.	Delayed Draw Term Loan	10/29/2027	55,641	(742)
Themis Solutions, Inc.	Revolver	10/29/2032	46,367	(649)
Thermostat Purchaser III, Inc.	Revolver	8/31/2028	8,125	(80)
THG Acquisition, LLC	Delayed Draw Term Loan	10/31/2026	10,582	—
THG Acquisition, LLC	Revolver	10/31/2031	6,485	—
Three Rivers Buyer, Inc	Revolver	11/3/2031	4,560	(57)
Tricentis Operations Holdings, Inc.	Revolver	2/11/2032	16,551	(166)
Tricentis Operations Holdings, Inc.	Delayed Draw Term Loan	2/11/2027	26,482	(132)
Trinity Air Consultants Holdings Corp.	Revolver	6/29/2029	26,249	(112)
Trinity Air Consultants Holdings Corp.	Delayed Draw Term Loan	10/17/2027	42,018	(210)
Trinity Partners Holdings, LLC	Delayed Draw Term Loan	6/30/2027	115,743	—
Triple Lift, Inc.	Revolver	5/5/2028	14,295	(1,215)
TRP Infrastructure Services, LLC	Delayed Draw Term Loan	7/9/2027	47,630	—
TRP Infrastructure Services, LLC	Delayed Draw Term Loan	12/2/2026	2,499	—
TTF Lower Intermediate, LLC	Revolver	7/18/2029	20,000	(450)
Unified Women's Healthcare, LP	Revolver	6/18/2029	101,845	—
Unified Women's Healthcare, LP	Delayed Draw Term Loan	9/22/2027	26,977	—
US Oral Surgery Management Holdco, LLC	Delayed Draw Term Loan	12/13/2026	25,538	—
US Oral Surgery Management Holdco, LLC	Revolver	11/20/2028	15,496	—
US Salt Investors, LLC	Revolver	2/26/2033	7,127	—
US Salt Investors LLC	Term Loan	2/26/2033	61,293	—
Varicent Parent Holdings Corp.	Delayed Draw Term Loan	10/15/2027	11,258	(113)
Varicent Parent Holdings Corp.	Revolver	8/23/2031	9,550	(143)
Varicent Parent Holdings Corp.	Delayed Draw Term Loan	10/15/2027	6,177	—
Varicent Parent Holdings Corp.	Revolver	8/23/2031	2,913	(29)
Veregy Consolidated, Inc.	Delayed Draw Term Loan	4/16/2027	12,398	—
Veregy Consolidated, Inc.	Revolver	4/16/2031	29,755	(223)
Victors CCC Buyer, LLC	Revolver	6/1/2029	29,205	—
Victors Purchaser, LLC	Delayed Draw Term Loan	12/23/2027	55,876	—
Victors Purchaser, LLC	Revolver	12/23/2032	97,196	—
VS Buyer, LLC	Revolver	10/12/2030	17,045	(49)
Water Holdings Acquisition, LLC	Delayed Draw Term Loan	7/31/2026	13,067	—
Wellfleet CLO 2025-1, Ltd.	Structured Finance Obligations - Equity Instruments	4/4/2027	3,780	—
West Monroe Partners, LLC	Revolver	11/9/2027	70,714	(1,414)
West Star Aviation Acquisition, LLC	Revolver	5/20/2032	18,358	—
West Star Aviation Acquisition, LLC	Delayed Draw Term Loan	5/20/2027	17,278	—
WHCG Purchaser III, Inc.	Delayed Draw Term Loan	8/2/2027	17,234	—
World Insurance Associates, LLC	Delayed Draw Term Loan	8/14/2026	20,065	—
World Insurance Associates, LLC	Revolver	4/3/2030	5,073	(75)
WPEngine, Inc.	Revolver	8/14/2029	8,140	(244)
YA Intermediate Holdings II, LLC	Delayed Draw Term Loan	10/1/2026	16,173	—
YA Intermediate Holdings II, LLC	Revolver	10/1/2031	6,783	—
Zendesk, Inc.	Revolver	11/22/2028	97,650	—
Zendesk, Inc.	Delayed Draw Term Loan	5/15/2026	71,376	—
Zenith AcquisitionCo, LLC	Term Loan	1/13/2033	90,012	—
Zenith AcquisitionCo, LLC	Revolver	1/13/2033	16,877	—

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2025
(in thousands)
(Unaudited)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Zenith AcquisitionCo, LLC	Delayed Draw Term Loan	1/13/2029	$45,188	$—
Zeus, LLC	Revolver	2/8/2030	6,851	(34)
Zeus, LLC	Delayed Draw Term Loan	2/27/2026	4,568	—
Zorro Bidco, Ltd.	Delayed Draw Term Loan	8/13/2027	10,119	—
Total Unfunded Commitments			$13,438,317	$(41,711)

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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2025
(in thousands)
(Unaudited)

	Fair Value as of December 31, 2024	Gross Additions	Gross Reductions	Net Change in Unrealized Appreciation (Depreciation)	Net Realized Gain (Loss)	Fair Value as of December 31, 2025	Dividend and Interest Income
Blackstone Private Real Estate Credit and Income Fund - Common Shares	$—	$422,500	$—	$8,475	$—	$430,975	$11,959
Specialty Lending Company, LLC - LLC Interest	314,967	39,420	—	26,854	—	381,241	11,700
BCRED Emerald JV LP - LP Interest	1,778,800	—	—	(100,055)	—	1,678,745	238,956
BCRED Verdelite JV LP - LP Interest	135,611	—	—	(22,543)	—	113,068	26,842
GSO DL CoInvest CI LP (CustomInk, LLC - Series A Preferred Units)	2,167	—	—	(486)	—	1,681	—
Total	$2,729,790	$1,598,760	$(3,392)	$(106,066)	$—	$4,219,092	$350,968
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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2025
(in thousands)
(Unaudited)

Interest Rate Swaps
Counterparty	Hedged Item	Company Receives	Company Pays		Maturity Date	Notional Amount		Fair Market Value	Upfront Payments / Receipts	Change in Unrealized Appreciation (Depreciation) (1)
Goldman Sachs Bank USA (2)	December 2026 Notes	2.63%	SOFR +	0.26%	12/15/2026		$625,000	$(6,483)	$—	$13,756
Deutsche Bank AG (2)	December 2026 Notes	2.63%	SOFR +	0.26%	12/15/2026		625,000	(6,406)	—	13,678
Deutsche Bank AG (2)	April 2026 UK Bonds	4.87%	SONIA +	2.78%	4/14/2026	GBP	250,000	(1,588)	—	7,193
Sumitomo Mitsui Banking Corporation (2)	May 2027 Notes	5.61%	SOFR +	2.79%	5/3/2027		625,000	(4,848)	—	13,082
Goldman Sachs Bank USA	October 2027 Notes	7.49%	SOFR +	3.72%	10/11/2027		350,000	2,042	—	5,568
Sumitomo Mitsui Banking Corporation	November 2028 Notes	7.30%	SOFR +	3.06%	11/27/2028		500,000	11,138	—	9,188
Goldman Sachs Bank USA (2)	January 2031 Notes	6.25%	SOFR +	2.46%	1/25/2031		250,000	2,884	—	7,164
BNP Paribas US	January 2031 Notes	6.25%	SOFR +	2.47%	1/25/2031		250,000	2,784	—	7,179
Deutsche Bank AG (2)	July 2029 Notes	5.95%	SOFR +	1.74%	7/16/2029		500,000	13,180	—	10,448
BNP Paribas US	September 2027 Notes	4.95%	SOFR +	1.69%	9/26/2027		400,000	(897)	—	7,893
Sumitomo Mitsui Banking Corporation	April 2030 Notes	5.25%	SOFR +	2.01%	4/1/2030		400,000	(3,604)	—	12,365
Morgan Stanley (2)	November 2029 Notes	5.60%	SOFR +	1.64%	11/22/2029		400,000	7,537	—	9,688
Deutsche Bank AG (2)	November 2034 Notes	6.00%	SOFR +	2.04%	11/22/2034		600,000	7,915	—	15,743
Wells Fargo	November 2034 Notes	6.00%	SOFR +	2.26%	11/22/2034		200,000	(742)	—	5,470
Deutsche Bank AG (2)	January 2032 Notes	6.00%	SOFR +	1.83%	1/29/2032		500,000	15,656	—	15,656
Goldman Sachs Bank USA (2)	January 2032 Notes	6.00%	SOFR +	1.83%	1/29/2032		500,000	15,511	—	15,511
Wells Fargo	November 2028 Notes	7.30%	SOFR +	3.20%	11/27/2028		150,000	2,805	—	2,805
Goldman Sachs Bank USA (2)	March 2031 Notes	5.54%	SOFR +	1.67%	3/25/2031		500,000	8,200	—	8,200
Deutsche Bank AG (2)	March 2033 Notes	5.79%	SOFR +	1.89%	3/25/2033		500,000	7,331	—	7,331
Morgan Stanley (2)	September 2030 Notes	5.05%	SOFR +	1.68%	9/10/2030		250,000	(1,439)	—	(1,439)
BNP Paribas US (2)	September 2030 Notes	5.05%	SOFR +	1.68%	09/10/2030		250,000	(1,477)	—	(1,477)
Deutsche Bank AG (2)	July 2029 Notes	5.95%	SOFR +	2.44%	07/16/2029		400,000	1,172	—	1,172
Wells Fargo	January 2031 Notes	6.25%	SOFR +	2.70%	01/25/2031		100,000	64	—	64
Deutsche Bank AG (2)	January 2032 Notes	5.94%	SOFR +	2.41%	01/08/2032		210,000	(640)	—	(640)
Total Interest Rate Swaps								$70,095	$—	$185,598
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
In the opinion of management, all adjustments considered necessary for the fair presentation of the condensed consolidated financial statements for the interim period presented have been included. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2026.
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
As of March 31, 2026, the Company’s consolidated subsidiaries were BCRED Baker Peak Funding GP LLC, BCRED Baker Peak Funding LP, BCRED Bard Peak Funding LP (“Bard Peak Funding”), BCRED Bard Peak Funding GP LLC, BCRED Bear Peak Funding LLC (“Bear Peak Funding”), BCRED Bison Peak Funding LLC (“Bison Peak Funding”), BCRED Blanca Peak Funding LLC (“Blanca Peak Funding”), BCRED Borah Peak Funding LLC, BCRED Bushnell Peak Funding LLC (“Bushnell Peak Funding”), BCRED Castle Peak Funding LLC (“Castle Peak Funding”), BCRED Crystal Peak Funding GP LLC, BCRED Crystal Peak Funding LP (“Crystal Peak Funding”), BCRED Denali Peak Funding LLC (“Denali Peak Funding”), BCRED Granite Peak Funding LLC (“Granite Peak Funding”), BCRED Haydon Peak Funding LLC (“Haydon Peak Funding”), BCRED Jacque Peak Funding LLC, BCRED Maroon Peak Funding LLC, BCRED Meadow Pass WH Funding LLC, BCRED Meridian Peak Funding LLC, BCRED Middle Peak Funding GP LLC, BCRED Middle Peak Funding LP (“Middle Peak Funding”), BCRED Monarch Peak Funding LLC (“Monarch Peak Funding”), BCRED Naomi Peak Funding LLC, BCRED Phoenix Peak Funding LLC (“Phoenix Peak Funding”), BCRED Ramsey Peak Funding GP LLC, BCRED Ramsey Peak Funding LP (“Ramsey Peak Funding”), BCRED Shawnee Peak Funding GP LLC, BCRED Shawnee Peak Funding LP, BCRED Sonora Peak Funding GP LLC, BCRED Sonora Peak Funding LP (“Sonora Peak Funding”), BCRED Stanton Peak Funding GP LLC, BCRED Stanton Peak Funding LP, BCRED Summit Peak Funding LLC (“Summit Peak Funding”), BCRED Twin Peaks LLC (“Twin Peaks”), BCRED Weller Peak Funding PE LLC, BCRED Weller Peak Funding LP (“Weller Peak Funding”), BCRED Windom Peak Funding GP LLC, BCRED Windom Peak Funding LP (“Windom Peak Funding”), BCRED BSL WH 2022-1 Funding LLC, BCRED Investments LLC, BCRED X Holdings LLC, BCRED BSL CLO 2021-2, Ltd., BCRED BSL CLO 2021-2, LLC, BCRED BSL CLO 2022-1 Ltd., BCRED BSL CLO 2022-1 LLC, BCRED MML CLO 2021-1 LLC, BCRED MML CLO 2022-1 LLC, BCRED MML CLO 2022-2 LLC, BCRED CLO 2023-1 Depositor LLC (“2023-1 Depositor”), BCRED CLO 2023-1 LLC, BCRED CLO 2024-1 Depositor LLC (“2024-1 Depositor”), BCRED CLO 2024-1 LLC, BCRED CLO 2024-2 Depositor LLC (“2024-2 Depositor”), BCRED CLO 2024-2 LLC, BCRED CLO 2025-1 LLC, BCRED CLO 2025-1 Depositor LLC (“2025-1 Depositor”), BCRED Lender Finance 2025-1

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
LLC, BCRED Lender Finance 2025-1 Depositor LLC (“2025-1 Lender Finance Depositor”), BCRED BSL Static CLO 2025-1, Ltd. (“2025-1 BSL Issuer”), BCRED BSL Static CLO 2025-1, LLC, BCRED Associates GP (Lux) S.à r.l, BCRED Direct Lending I (Lux) SCSp, BCRED C-1 LLC, BCRED C-2 Funding LLC, BCRED C-3 Funding LLC, BCRED Lender Finance 2025-2 Depositor LLC (“2025-2 Lender Finance Depositor”), BCRED Lender Finance 2025-2 LLC (“2025-2 Lender Finance”), BCRED CLO 2026-1 Depositor LLC (“2026-1 Depositor”), BCRED CLO 2026-1 LLC (“2026-1 Issuer”), BCRED PC Static 2026-1 LLC (“2026-1 PC Issuer”) and BCRED PC Static 2026-1 Depositor LLC (“2026-1 PC Depositor”).
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
Revenue Recognition
Interest Income
Interest income is recorded on an accrual basis and includes the accretion of discounts and amortizations of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. The amortized cost of debt investments represents the original cost, including loan origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period. For the three months ended March 31, 2026 and 2025, the Company recorded $17.8 million and $45.8 million, respectively, in non-recurring interest income (e.g., prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts).

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
PIK Income
The Company has investments in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest or non-cash dividends that are accrued and recorded as interest or dividend income at the contractual rates, increases the principal on the respective capitalization dates, and is generally due at maturity. Such income is included in Payment-in-kind interest income or Non-cash dividend income in the Condensed Consolidated Statements of Operations. If at any point the Company expects that PIK will not be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest or dividends are generally reversed through Payment-in-kind interest income or Non-cash dividend income. To satisfy the Company’s annual RIC distribution requirements, this non-cash source of income must be included in determining the amounts to be paid out to shareholders in the form of dividends, even though the Company has not yet collected cash.
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
The Company evaluates tax positions taken or expected to be taken in the course of preparing its condensed consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. Management has analyzed the Company’s tax positions taken, or to be taken, on federal income tax returns for all open tax years, and has concluded that there are no material uncertain tax positions through March 31, 2026. As applicable, the Company’s federal tax returns are subject to examination by the Internal Revenue Service for a period of three fiscal years after they are filed.
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
For the three months ended March 31, 2026 and 2025, the Company accrued $0.0 million and $7.8 million, respectively, of U.S. federal excise tax.
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
Recent Accounting Pronouncements
In December 2025, the FASB issued Accounting Standards Update (“ASU”) 2025-09, “Derivatives and Hedging (Topic 815): Hedge Accounting Improvements,” (“ASU 2025-09”). ASU 2025-09 amends the guidance in ASU 815, Derivatives and Hedging and refines certain hedge accounting requirements, including clarifications to the designation and documentation criteria for hedge relationships, improvements to the assessment of hedge effectiveness, and enhanced disclosures intended to provide greater transparency into an entity's risk management activities involving derivatives. ASU 2025-09 is effective for annual periods beginning after December 15, 2026, including interim periods within those annual periods, and early adoption is permitted. The Company has not early adopted and does not expect the adoption of ASU 2025-09 to have a material impact on its condensed consolidated financial statements.
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
The Advisory Agreements were most recently renewed and approved by the Board, including a majority of the Independent Trustees, on April 29, 2026, for an additional annual period, and, unless terminated earlier, will renew from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of the Company’s outstanding voting securities and, in each case, a majority of the Independent Trustees. The Company may terminate the Advisory Agreements, without payment of any penalty, upon 60 days’ written notice. The Advisory Agreements will automatically terminate in the event of their assignment within the meaning of the 1940 Act and related SEC guidance and interpretations.

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
For the three months ended March 31, 2026 and 2025, base management fees were $152.0 million and $129.1 million, respectively. As of March 31, 2026 and December 31, 2025, $152.0 million and $153.1 million, respectively, was payable to the Adviser relating to management fees.
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
For the three months ended March 31, 2026 and 2025, the Company accrued income based incentive fees of $151.2 million and $151.8 million, respectively. As of March 31, 2026 and December 31, 2025, there was $151.2 million and $162.5 million, respectively, payable to the Adviser for income based incentive fees.
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
For the three months ended March 31, 2026 and 2025, the Company accrued no capital gains based incentive fees. As of March 31, 2026 and December 31, 2025, no amount was payable to the Adviser for capital gains based incentive fees.
Administration Agreements
On October 5, 2020, the Company entered into the original administration agreement with the Prior Administrator (the “Prior Administration Agreement”). On November 7, 2024, the Board approved the termination of the Prior Administration Agreement, effective December 31, 2024, and the entry into the Administration Agreement between the Company and the Administrator, effective January 1, 2025. Accordingly, effective January 1, 2025, the Administrator became the Company’s administrator pursuant to the Administration Agreement. Further, on November 7, 2024, the Board approved the Sub-Administration Agreement between the Administrator, on behalf of the Company, and the Sub-Administrator. Accordingly, effective January 1, 2025, the Sub-Administrator became one of the Company’s sub-administrators pursuant to the Sub-Administration Agreement. To acknowledge the change of the administrator, the Board also approved the assignment of the third party sub-administration agreement (the “State Street Sub-Administration Agreement”) with State Street Bank and Trust Company (the “State Street Sub-Administrator”) from the Prior Administrator to the Administrator, effective January 1, 2025. These changes did not result in any change in the aggregate fees paid by the Company. Further, the nature and level of services provided to the Company remain the same, as well as the personnel that provide administrative services to the Company on behalf of the Administrators.
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
The Administration Agreements were most recently renewed and approved by the Board, including a majority of the Independent Trustees, on April 29, 2026 for an additional annual period, and, unless terminated earlier, will renew automatically from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of the Company’s outstanding voting securities and, in each case, a majority of the Independent Trustees. The Company may terminate the Administration Agreements, without payment of any penalty, upon 60 days’ written notice.
For the three months ended March 31, 2026 and 2025, the Company incurred $4.1 million and $2.2 million, respectively, in expenses under the Administration Agreement which were recorded in Administrative service expenses in the Company’s Condensed Consolidated Statements of Operations.
As of March 31, 2026 and December 31, 2025, $2.1 million and $3.6 million, respectively, was unpaid and included in Due to affiliates in the Condensed Consolidated Statements of Assets and Liabilities.
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
For the three months ended March 31, 2026, the Company accrued shareholder servicing and/or distribution fees of $31.1 million and $0.4 million, which were attributable to Class S and Class D shares, respectively.
For the three months ended March 31, 2025, the Company accrued shareholder servicing and/or distribution fees of $28.1 million and $0.4 million, which were attributable to Class S and Class D shares, respectively.
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
For the three months ended March 31, 2026 and 2025, the Sub-Adviser made no Expense Payments and there were no Reimbursement Payments made to the Sub-Adviser.

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
On October 11, 2021, a wholly-owned subsidiary of the Company and a third-party investor entered into a limited liability company agreement with SLC. SLC is a specialty finance company focused on investing in consumer credit and is led by a management team with deep expertise in the consumer finance industry. The investment in SLC allows the Company to gain exposure to a different asset class than its core investing focus of senior secured lending to U.S. private companies. As of March 31, 2026 and December 31, 2025, the wholly-owned subsidiary of the Company had committed $405.0 million. As of March 31, 2026 and December 31, 2025, $17.7 million and $33.0 million of capital remained uncalled from the Company, respectively. The Company does not consolidate its equity interest in SLC.
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
Note 4. Investments
The composition of the Company’s investment portfolio at cost and fair value was as follows:

	March 31, 2026			December 31, 2025
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$74,358,802	$73,033,247	90.8%	$73,980,617	$73,345,369	89.2%
Second lien debt	3,283,897	3,051,931	3.8	3,296,882	3,262,537	4.0
Unsecured debt	82,894	80,108	0.1	80,808	79,427	0.1
Structured finance obligations - debt instruments	437,449	412,348	0.5	501,804	501,333	0.6
Structured finance obligations - equity instruments	329,028	256,137	0.3	331,279	301,610	0.4
Investments in joint ventures	1,953,706	1,636,826	2.0	1,932,706	1,791,813	2.2
Equity and other (1)	1,907,477	1,998,784	2.5	2,792,145	2,917,257	3.5
Total	$82,353,253	$80,469,381	100.0%	$82,916,241	$82,199,346	100.0%
(1)Includes equity investment in SLC.
The Company utilizes the Global Industry Classification Standard for categorizing the industry classification of its investments. The industry composition of investments at fair value was as follows:

	March 31, 2026	December 31, 2025
Aerospace & Defense	2.4%	2.0%
Air Freight & Logistics	1.1	1.5
Airlines (Passenger Airlines) (2)(3)	0.0	0.0

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

	March 31, 2026	December 31, 2025
Automobile Components (2)	0.0%	0.1%
Beverages	—	0.1
Biotechnology	0.4	0.2
Broadline Retail (2)(3)	0.0	0.0
Building Products	0.8	0.8
Capital Markets	0.3	0.3
Chemicals	0.3	0.3
Commercial Services & Supplies	8.2	7.4
Construction & Engineering	2.1	1.9
Construction Materials (2)(3)	0.0	0.0
Consumer Staples Distribution & Retail	0.1	0.1
Containers & Packaging	0.1	0.1
Distributors	0.5	0.5
Diversified Consumer Services	2.8	2.8
Diversified REITs (2)(3)	0.0	0.0
Diversified Telecommunication Services	0.1	0.1
Electric Utilities	0.4	0.4
Electrical Equipment	1.3	1.3
Electronic Equipment, Instruments & Components	1.2	1.1
Energy Equipment & Services (2)(3)	0.0	0.0
Entertainment (2)(3)	0.0	0.0
Financial Services (1)	3.0	3.0
Food Products (2)(3)	0.0	0.0
Gas Utilities (3)	—	0.0
Ground Transportation	0.2	0.2
Health Care Equipment & Supplies	0.7	0.7
Health Care Providers & Services	8.0	7.9
Health Care Technology	5.5	6.5
Hotels, Restaurants & Leisure	0.2	0.3
Household Durables (2)	0.0	0.1
Independent Power and Renewable Electricity Producers (3)	—	0.0
Industrial Conglomerates	0.3	0.3
Insurance	6.0	6.1
Interactive Media & Services	0.8	0.9
Investments in Joint Ventures	2.0	2.2
IT Services	4.7	4.9
Life Sciences Tools & Services	0.7	0.7
Machinery	0.3	0.3
Marine Transportation	0.4	0.4
Media	1.1	1.0
Metals & Mining (3)	0.1	0.0
Oil, Gas & Consumable Fuels	0.3	1.7
Paper & Forest Products	0.1	0.1
Pharmaceuticals	0.8	0.7
Professional Services	11.1	10.7
Real Estate Management & Development	1.2	1.2

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

	March 31, 2026	December 31, 2025
Semiconductors & Semiconductor Equipment (2)(3)	0.0%	0.0%
Software	26.8	25.7
Specialty Retail	0.1	0.1
Technology Hardware, Storage & Peripherals	0.1	0.1
Trading Companies & Distributors	0.4	0.4
Transportation Infrastructure	2.6	2.5
Wireless Telecommunication Services	0.4	0.3
Total	100.0%	100.0%
(1)Includes equity investment in SLC.
(2)Amount rounds to less than 0.1% as of March 31, 2026.
(3)Amount rounds to less than 0.1% as of December 31, 2025.
The geographic composition of investments at cost and fair value was as follows:

	March 31, 2026
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$69,665,215	$67,817,693	84.3%	150.6%
Europe	10,080,369	10,156,083	12.6	22.6
Bermuda/Cayman Islands	1,601,921	1,518,247	1.9	3.4
Canada	841,130	815,787	1.0	1.8
Australia/New Zealand	98,372	94,432	0.1	0.2
Asia	66,246	67,139	0.1	0.1
Total	$82,353,253	$80,469,381	100.0%	178.7%

	December 31, 2025
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$70,395,937	$69,480,163	84.5%	145.9%
Europe	9,986,806	10,235,985	12.5	21.5
Bermuda/Cayman Islands	1,651,012	1,626,419	2.0	3.4
Canada	717,684	694,692	0.8	1.5
Australia/New Zealand	98,511	94,798	0.1	0.2
Asia	66,291	67,289	0.1	0.1
Total	$82,916,241	$82,199,346	100.0%	172.6%
As of March 31, 2026 and December 31, 2025, seventeen borrowers (across twenty-nine loans) and nine borrowers (across sixteen loans) in the portfolio were on non-accrual status, respectively.
As of March 31, 2026 and December 31, 2025, on a fair value basis, 99.7% and 99.7%, respectively, of performing debt investments bore interest at a floating rate and 0.3% and 0.3%, respectively, of performing debt investments bore interest at a fixed rate.

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Note 5. Fair Value Measurements
The following tables present the fair value hierarchy of financial instruments:

	March 31, 2026
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$3,386,366	$69,646,881	$73,033,247
Second lien debt	—	621,120	2,430,811	3,051,931
Unsecured debt	—	20,393	59,715	80,108
Structured finance obligations - debt instruments	—	—	412,348	412,348
Structured finance obligations - equity instruments	—	—	256,137	256,137
Equity and other (1)	2,720	82	1,995,982	1,998,784
Total	2,720	4,027,961	74,801,874	78,832,555
Investments Measured at NAV (2)	—	—	—	1,636,826
Total investments	$2,720	$4,027,961	$74,801,874	$80,469,381

	December 31, 2025
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$4,559,314	$68,786,055	$73,345,369
Second lien debt	—	783,278	2,479,259	3,262,537
Unsecured debt	—	21,611	57,816	79,427
Structured finance obligations - debt instruments	—	—	501,333	501,333
Structured finance obligations - equity instruments	—	—	301,610	301,610
Equity and other (1)	19,774	133	2,897,350	2,917,257
Total	19,774	5,364,336	75,023,423	80,407,533
Investments Measured at NAV (2)	—	—	—	1,791,813
Total investments	$19,774	$5,364,336	$75,023,423	$82,199,346
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
Within Investments at fair value, substantially all Equity investments are illiquid and privately negotiated in nature and are subject to contractual sale constraints or other restrictions pursuant to their respective governing or similar agreements. Approximately $150.4 million of such Equity investments have a sale constraint or other restriction that will lapse after a predetermined date; the weighted average remaining duration of such restrictions is 1.1 years. For information regarding restrictions on investment in joint ventures, see “Note 11. Joint Ventures.”

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The following tables present changes in the fair value of financial instruments for which Level 3 inputs were used to determine the fair value:

	Three Months Ended March 31, 2026
	First Lien Debt	Second Lien Debt	Unsecured Debt	Structured Finance Obligations - Debt Instruments	Structured Finance Obligations - Equity Instruments	Equity and other	Total
Fair value, beginning of period	$68,786,055	$2,479,259	$57,816	$501,333	$301,610	$2,897,350	$75,023,423
Purchases of investments	4,133,259	22,905	3,037	—	14,079	203,897	4,377,177
Proceeds from principal repayments and sales of investments	(2,571,083)	(10,002)	—	(64,495)	(16,336)	(1,087,034)	(3,748,950)
Accretion of discount (amortization of premium)	58,546	1,423	42	167	—	86	60,264
Net realized gain (loss)	(8,763)	(45)	—	(28)	6	1,879	(6,951)
Net change in unrealized appreciation (depreciation)	(500,721)	(94,887)	(1,180)	(24,629)	(43,222)	(20,196)	(684,835)
Transfers into Level 3 (1)	27,383	32,158	—	—	—	—	59,541
Transfers out of Level 3 (1)	(277,795)	—	—	—	—	—	(277,795)
Fair value, end of period	$69,646,881	$2,430,811	$59,715	$412,348	$256,137	$1,995,982	$74,801,874
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of March 31, 2026 included in net change in unrealized appreciation (depreciation) on the Condensed Consolidated Statements of Operations	$(497,505)	$(94,887)	$(1,180)	$(23,791)	$(42,538)	$(19,085)	$(678,986)
(1)For the three months ended March 31, 2026, transfers into or out of Level 3 were primarily due to decreased or increased price transparency.

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

	Three Months Ended March 31, 2025
	First Lien Debt	Second Lien Debt	Unsecured Debt	Structured Finance Obligations - Debt Instruments	Structured Finance Obligations - Equity Instruments	Equity and other (2)	Total
Fair value, beginning of period	$57,154,971	$2,088,319	$157,115	$590,509	$141,139	$1,350,757	$61,482,810
Purchases of investments	4,157,266	179,197	1,025	28,846	68,928	27,297	4,462,559
Proceeds from principal repayments and sales of investments	(3,169,713)	(13,012)	(129,371)	(75,321)	(15,301)	(39,892)	(3,442,610)
Accretion of discount/ (amortization of premium)	62,068	1,277	22	83	(8)	453	63,895
Net realized gain (loss)	(3,658)	1	—	532	—	15,577	12,452
Net change in unrealized appreciation (depreciation)	49,112	3,159	1,662	(8,193)	(3,299)	1,785	44,226
Transfers into Level 3 (1)	92,397	—	—	—	—	—	92,397
Transfers out of Level 3 (1)	(918,922)	—	—	—	—	—	(918,922)
Fair value, end of period	$57,423,521	$2,258,941	$30,453	$536,456	$191,459	$1,355,977	$61,796,807
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of March 31, 2025 included in net change in unrealized appreciation (depreciation) on the Condensed Consolidated Statements of Operations	$52,655	$3,159	$(33)	$(7,357)	$(3,300)	$11,481	$56,605
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

	March 31, 2026
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
Investments in first lien debt	$68,988,082	Yield Analysis	Discount Rate	2.90%	67.25%	9.28%
	467,574	Asset Recoverability	Market Multiple	5.00x	12.50x	9.63x
	184,128	Market Quotations	Broker Quoted Price	62.15	100.50	98.94
	7,097	Asset Recoverability	N/A
	69,646,881
Investments in second lien debt	2,391,428	Yield Analysis	Discount Rate	8.55%	18.63%	10.43%
	25,351	Market Quotations	Broker Quoted Price	94.75	98.00	97.51
	14,032	Asset Recoverability	Market Multiple	9.20x	12.00x	11.53x
	2,430,811
Investments in unsecured debt	59,715	Yield Analysis	Discount Rate	13.09%	16.10%	14.24%
Investments in structured finance obligations - debt instruments	412,348	Market Quotations	Broker Quoted Price	72.53	100.16	94.15
Investments in structured finance obligations - equity instruments	213,308	Market Quotations	Broker Quoted Price	0.02	79.56	57.12
	42,829	Distribution Waterfall	Liquidation Discount	2.50%	2.50%	2.50%
	256,137
Investments in equity and other	570,634	Yield Analysis	Discount Rate	7.88%	21.71%	11.49%
	487,316	Estimated Net Asset Value	Net Asset Value	26.16	26.16	26.16
	472,977	Market Approach	Performance Multiple	6.00x	33.63x	13.64x
	417,279	Asset Recoverability	N/A
	26,029	Asset Recoverability	Market Multiple	5.00x	16.00x	11.65x
	21,747	Option Pricing Model	Expected Volatility	32.00%	70.50%	34.09%
	1,995,982
Total	$74,801,874
(1)Weighted averages are calculated based on fair value of investments.

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

	December 31, 2025
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
Investments in first lien debt	$66,420,844	Yield Analysis	Discount Rate	2.81%	32.47%	9.06%
	1,886,879	Asset Recoverability	Market Multiple	5.50x	12.47x	10.76x
	471,232	Market Quotations	Broker Quoted Price	82.44	101.00	99.65
	7,100	Asset Recoverability	N/A
	68,786,055
Investments in second lien debt	2,476,991	Yield Analysis	Discount Rate	8.45%	21.42%	10.19%
	2,268	Asset Recoverability	Market Multiple	11.84x	11.84x	11.84x
	2,479,259
Investments in unsecured debt	57,816	Yield Analysis	Discount Rate	13.47%	15.10%	14.14%
Investments in structured finance obligations - debt instruments	471,678	Market Quotations	Broker Quoted Price	89.01	101.99	99.31
	29,655	Yield Analysis	Discount Rate	8.42%	8.42%	8.42%
	501,333
Investments in structured finance obligations - equity instruments	296,743	Market Quotations	Broker Quoted Price	0.02	105.70	73.29
	4,867	Transaction Price	N/A
	301,610
Investments in equity and other (2)	1,642,499	Yield Analysis	Discount Rate	7.76%	19.50%	8.91%
	430,975	Estimated Net Asset Value	Net Asset Value	26.08	26.08	26.08
	387,101	Market Approach	Performance Multiple	6.40x	33.63x	16.80x
	381,241	Asset Recoverability	N/A
	34,418	Asset Recoverability	Market Multiple	5.50x	16.00x	11.65x
	21,116	Option Pricing Model	Expected Volatility	32.00%	70.50%	33.66%
	2,897,350
Total	$75,023,423
(1)Weighted averages are calculated based on fair value of investments.
(2)“Other” includes warrants
The significant unobservable input used in the yield analysis is the discount rate based on comparable market yields. The significant input used in the distribution waterfall is the liquidation discount. Significant increases in discount rates or liquidation discounts would result in a significantly lower fair value measurement. The significant unobservable input used for market quotations are broker quoted prices provided by independent pricing services. The significant unobservable input used under the market approach is the Performance Multiple. The significant unobservable inputs used under the asset recoverability

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
approach are the market multiple and discount rate. The significant unobservable input used in the estimate of net asset value is the prior month end net asset value per share. Significant decreases in quoted prices, Performance Multiples, market multiples or net asset value per share would result in a significantly lower fair value measurement. The significant input used in the option pricing model is expected volatility. Significant increases or decreases in expected volatility could result in a significantly higher or significantly lower fair market value measurement, respectively.
Financial Instruments Not Carried at Fair Value
Debt
The following table presents the fair value measurements of the Company’s debt obligations as of March 31, 2026 and December 31, 2025 had they been accounted for at fair value:

	March 31, 2026	December 31, 2025
	Fair Value	Fair Value
Bard Peak Funding Facility	$1,785,973	$1,549,670
Castle Peak Funding Facility	1,489,850	1,760,209
Summit Peak Funding Facility	822,973	1,257,548
Denali Peak Funding Facility	604,800	584,800
Bushnell Peak Funding Facility	504,300	554,300
Granite Peak Funding Facility	474,000	500,000
Middle Peak Funding Facility	750,000	890,000
Bison Peak Funding Facility	1,155,200	1,437,200
Blanca Peak Funding Facility	825,000	951,000
Windom Peak Funding Facility	1,292,633	2,150,076
Monarch Peak Funding Facility	1,050,000	1,500,000
Haydon Peak Funding Facility	189,000	212,000
Bear Peak Funding Facility	—	587,017
Phoenix Peak Funding Facility	217,723	221,455
2025-2 Lender Finance Warehouse Facility	—	—
Sonora Peak Funding Facility	550,000	—
Ramsey Peak Funding Facility	—	—
Crystal Peak Funding Facility	—	—
Weller Peak Funding Facility	—	—
2026-1 PC Static Warehouse	—	—
Revolving Credit Facility	2,474,396	2,259,240
2026 Notes	396,560	395,800
May 2027 Notes	623,438	630,625
October 2027 Notes	352,450	358,505
March 2031 5.54% Notes	494,100	497,950
March 2033 Notes	491,750	497,800
January 2032 Series 2026A Notes	209,202	—
December 2026 Notes	1,223,209	1,228,375
November 2026 Eurobonds	570,527	582,958
March 2027 Notes	975,283	983,300
January 2029 Notes	611,812	631,800
April 2026 UK Bonds	330,877	337,224
November 2028 Notes	663,642	689,715
January 2031 Notes	593,106	620,460
July 2029 Notes	887,105	918,430

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

	March 31, 2026	December 31, 2025
	Fair Value	Fair Value
September 2027 Notes	$395,177	$402,480
April 2030 Notes	381,403	397,160
November 2029 Notes	389,300	404,360
November 2034 Notes	748,363	808,320
January 2032 Notes	970,350	1,015,700
September 2030 Notes	471,704	492,600
March 2031 5.350% Notes	665,380	—
2021-2 Notes	505,829	505,988
MML 2021-1 Debt	690,254	690,751
MML 2022-1 Debt	757,012	759,106
2022-1 BSL Debt	418,969	419,790
MML 2022-2 Debt	300,158	301,089
2023-1 Notes	305,164	305,824
2024-1 Notes	244,313	244,031
2024-2 Notes	305,059	305,041
2025-1 Notes	880,434	884,354
2025-1 Lender Finance	895,865	901,820
2025-1 BSL Notes	528,984	661,802
2025-2 Lender Finance	876,595	—
2026-1 Notes	732,992	—
Short-Term Borrowings	938,093	856,829
Total	$35,010,307	$35,144,502
The following table presents the categorization of the Company’s debt obligations as of March 31, 2026 and December 31, 2025 had they been accounted for at fair value within the hierarchy:

	March 31, 2026	December 31, 2025
Level 1	$—	$—
Level 2	—	—
Level 3	35,010,307	35,144,502
Total debt	$35,010,307	$35,144,502
Other Assets and Liabilities
As of March 31, 2026 and December 31, 2025, the carrying amounts of the Company’s other assets and liabilities, other than investments at fair value and debt obligations listed above, approximate fair value due to their short maturities. These financial instruments, with the exception of cash and cash equivalents (including money market funds classified within Cash and Cash Equivalents in the Condensed Consolidated Statements of Assets and Liabilities) which would be categorized as Level 1, would be categorized as Level 3 within the fair value hierarchy.
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

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The following tables present the aggregate notional amount and fair value hierarchy of the Company’s derivative financial instruments as of March 31, 2026 and December 31, 2025:

	March 31, 2026
	Level 1	Level 2	Level 3	Total Fair Value	Notional
Derivative Assets
Foreign currency forward contracts	$—	$40,935	$—	$40,935	$2,947,075
Interest rate swaps	—	60,413	—	60,413	4,650,000
Total Derivative assets at fair value	$—	$101,348	$—	$101,348	$7,597,075
Cash collateral received				$—

Derivative Liabilities
Foreign currency forward contracts	$—	$(214)	$—	$(214)	$86,092
Interest rate swaps	—	(44,744)	—	(44,744)	5,465,900
Total Derivative liabilities at fair value	$—	$(44,958)	$—	$(44,958)	$5,551,992
Cash collateral posted				$221,098

	December 31, 2025
	Level 1	Level 2	Level 3	Total Fair Value	Notional
Derivative Assets
Foreign currency forward contracts	$—	$4,320	$—	$4,320	$1,425,306
Interest rate swaps	—	98,219	—	98,219	5,500,000
Total Derivative assets at fair value	$—	$102,539	$—	$102,539	$6,925,306
Cash collateral received				$—

Derivative Liabilities
Foreign currency forward contracts	$—	$(8,372)	$—	$(8,372)	$1,463,358
Interest rate swaps	—	(28,124)	—	(28,124)	3,921,988
Total Derivative liabilities at fair value	$—	$(36,496)	$—	$(36,496)	$5,385,346
Cash collateral posted				$277,152

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
•The Company has not applied counterparty netting or collateral netting; as such, the amounts of cash collateral received and posted are not offset against the derivative assets and derivative liabilities in the Condensed Consolidated Statements of Assets and Liabilities. Such amounts are included as Receivable from broker and Payable to broker in the Condensed Consolidated Statements of Assets and Liabilities.
The table below presents the impact to the Condensed Consolidated Statements of Operations from derivative assets and derivative liabilities not designated in a qualifying hedge accounting relationship for the three months ended March 31, 2026 and March 31, 2025, respectively. The net change in unrealized gains and losses on the derivative assets and derivative liabilities not designated in a qualifying hedge accounting relationship are included within Net change in unrealized appreciation (depreciation) on derivative instruments in the Condensed Consolidated Statements of Operations. The net realized gains and losses on the derivative assets and derivative liabilities not designated in a qualifying hedge accounting relationship are included within Net realized gain (loss) on derivative instruments in the Condensed Consolidated Statements of Operations.

	For the Three Months Ended March 31,
	2026	2025
Unrealized appreciation (depreciation)
Foreign currency forward contracts	$44,772	$(12,789)
Net change in unrealized appreciation (depreciation)	$44,772	$(12,789)
Realized gain (loss)
Foreign currency forward contracts	$19,604	$(19,413)
Net realized gain (loss)	$19,604	$(19,413)
Hedging
The Company designated certain interest rate swaps as the hedging instrument in a qualifying fair value hedge accounting relationship.
The table below presents the impact to the Condensed Consolidated Statements of Operations from derivative assets and liabilities designated in a qualifying hedge accounting relationship for the three months ended March 31, 2026 and March 31, 2025, respectively.
For derivative instruments designated in qualifying hedge relationships, the change in fair value of the hedging instrument and hedged item is recorded in Interest expense and recognized as components of Interest expense in the Condensed Consolidated Statements of Operations.

	For the Three Months Ended March 31,
	2026	2025
Interest rate swaps	$(54,425)	$127,092
Hedged items	$54,455	$(125,175)

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The table below presents the carrying value of unsecured borrowings as of March 31, 2026 and December 31, 2025 that are designated in a qualifying hedging relationship and the related cumulative hedging adjustment (increase/(decrease)) from current and prior hedging relationships included in such carrying values:

	March 31, 2026		December 31, 2025
Description	Carrying Value	Cumulative Hedging Adjustments	Carrying Value	Cumulative Hedging Adjustments
Unsecured notes	$10,007,091	$14,558	$9,165,585	$69,653
Note 7. Borrowings
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. On August 26, 2020, the Company’s sole initial shareholder approved the adoption of this 150% threshold pursuant to Section 61(a)(2) of the 1940 Act. As of March 31, 2026 and December 31, 2025, the Company’s asset coverage was 227.5% and 235.7%, respectively.
SPV Financing Facilities
The following wholly-owned subsidiaries of the Company have entered into secured financing facilities as described below: Bard Peak Funding, Castle Peak Funding, Summit Peak Funding, Denali Peak Funding, Bushnell Peak Funding, Granite Peak Funding, Middle Peak Funding, Bison Peak Funding, Blanca Peak Funding, Windom Peak Funding, Monarch Peak Funding, Haydon Peak Funding, Bear Peak Funding, Phoenix Peak Funding, 2025-2 Lender Finance, Sonora Peak Funding, Ramsey Peak Funding, Crystal Peak Funding, Weller Peak Funding and 2026-1 PC Issuer (collectively, the “SPVs,” and such secured financing facilities described below, are collectively the “SPV Financing Facilities”).
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
As of March 31, 2026, and December 31, 2025, the Company was in compliance with all covenants and other requirements of each of the SPV Financing Facilities.
Bard Peak Funding Facility
On March 15, 2021, Bard Peak Funding entered into a senior secured revolving credit facility (the “Bard Peak Funding Facility”) with BNP Paribas (“BNPP”). BNPP serves as administrative agent, Computershare Trust Company, National Association, serves as collateral agent, and the Company serves as servicer under the Bard Peak Funding Facility.

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Advances under the Bard Peak Funding Facility bear interest at a per annum rate equal to the benchmark in effect for the currency of the applicable advance (which, until May 14, 2024, was three month term SOFR plus a 0.26% spread adjustment, and from and after May 15, 2024, is one month term SOFR), plus an applicable margin of, prior to May 15, 2024, 1.55% to 2.15% per annum depending on the nature of the advances being requested under the credit facility, subject to a floor of 1.85%. From May 15, 2024 until October 7, 2024, the applicable margin on all outstanding advances was 2.15% per annum. From October 8, 2024 until December 16, 2024, the applicable margin on all outstanding advances was 2.00% per annum. From December 17, 2024 to March 11, 2026, the applicable margin on all advances was 1.90% per annum. From March 12, 2026 to March 11, 2029, the applicable margin on all advances is 1.80% per annum. From and after March 12, 2029, the applicable margin on all outstanding advances will be 2.30% per annum. Until June 15, 2024, Bard Peak Funding paid a commitment fee of 0.90% per annum if the unused facility amount was greater than 50% or 0.35% per annum if the unused facility amount was less than or equal to 50% and greater than 25%, based on the average daily unused amount of the financing commitments. From June 15, 2024 to March 11, 2026, Bard Peak Funding paid a commitment fee ranging from 0.70% to 2.15% per annum based on the daily unused amount of the financing commitments to the extent in excess of 25%, in addition to certain other fees as agreed between Bard Peak Funding and BNPP. From and after March 12, 2026, Bard Peak Funding pays a commitment fee ranging from 0.70% to 2.05% per annum based on the daily unused amount of the financing commitments to the extent in excess of 25%.
Proceeds from borrowings under the credit facility may be used to fund portfolio investments by Bard Peak Funding and to make advances under delayed draw term loans and revolving loans where Bard Peak Funding is a lender.
The period during which Bard Peak Funding may make borrowings under the Bard Peak Funding Facility expires on March 12, 2029, and the Bard Peak Funding Facility will mature and all amounts outstanding under the facility must be repaid by March 12, 2031.
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
Denali Peak Funding Facility
Denali Peak Funding is party to a senior secured revolving credit facility (the “Denali Peak Funding Facility”), dated as of October 11, 2018, with Deutsche Bank AG, New York Branch (“DB”). DB serves as agent, Wilmington Trust serves as collateral agent and collateral custodian and Twin Peaks serves as servicer under the Denali Peak Funding Facility. BCRED acquired Twin Peaks and Denali Peak Funding (inclusive of their respective obligations under the Denali Peak Funding Facility) on March 5, 2021.
Prior to March 6, 2026, advances under the Denali Peak Funding Facility bore interest at a per annum rate equal to the benchmark for the currency of the applicable advance (which for dollar advances, is three-month term SOFR plus, prior to September 26, 2024, a spread adjustment of 0.15% per annum), plus an applicable margin of 1.95% per annum. As of March 6, 2026, advances under the Denali Peak Funding Facility bear interest at a per annum rate equal to the benchmark for the currency of the applicable advance (which for dollar advances, is three-month term SOFR), plus an applicable margin of 1.70% per annum. After March 6, 2029, the applicable margin on outstanding advances will increase by 0.10% per annum. Denali Peak Funding is required to utilize a minimum percentage of the financing commitments, with unused amounts below such minimum utilization amount accruing a fee at a rate equal to the applicable margin described above. In addition, prior to September 26, 2024, Denali Peak Funding paid an unused commitment fee of 0.25% per annum on the unused facility amount

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
in excess of such minimum utilization amount. Effective December 26, 2024, Denali Peak Funding pays an unused commitment fee of 0.25% per annum on the unused facility amount in excess of such minimum utilization amount. Denali Peak Funding also pays an administrative agency fee to DB, in addition to certain other fees, each as agreed between Denali Peak Funding and DB.
Proceeds from borrowings under the Denali Peak Funding Facility may be used to fund portfolio investments by Denali Peak Funding and to make advances under revolving loans where Denali Peak Funding is a lender.
The period during which Denali Peak Funding may make borrowings under the Denali Peak Funding Facility expires on March 6, 2029, and the Denali Peak Funding Facility will mature and all amounts outstanding under the facility must be repaid by March 6, 2031.
Bushnell Peak Funding Facility
On May 12, 2021, Bushnell Peak Funding entered into a senior secured revolving credit facility (the “Bushnell Peak Funding Facility”) with Bank of America, N.A. (“Bank of America”). Bank of America serves as administrative agent, Wells Fargo Bank, National Association (“Wells Fargo”) serves as collateral administrator and the Company serves as investment adviser under the Bushnell Peak Funding Facility.
Prior to November 21, 2024, advances under the Bushnell Peak Funding Facility bore interest at a per annum rate equal to the benchmark for the currency of the applicable advance (which is the one-month term SOFR rate for dollar advances) plus an applicable margin of 1.60% to 1.85% per annum depending on the nature of the advances being requested. From November 22, 2024 to December 23, 2025, advances under the Bushnell Peak Funding Facility bore interest at a per annum rate equal to the benchmark for the currency of the applicable advance (which is the one-month term SOFR rate for dollar advances) plus an applicable margin of 1.50% to 1.95% per annum depending on the nature of the advances being requested, subject to a floor of 1.70% per annum. From and after December 23, 2025, advances under the Bushnell Peak Funding Facility bear interest at a per annum rate equal to the benchmark for the currency of the applicable advance (which is the one-month term SOFR rate for dollar advances) plus an applicable margin of 1.45% to 1.80% per annum depending on the nature of the advances being requested, subject to a floor of 1.70% per annum. Bushnell Peak Funding is required to utilize a minimum percentage of the financing commitments, with unused amounts below such minimum utilization amount accruing a fee at a rate of, prior to December 23, 2025, 1.60% per annum, and from and after December 23, 2025, 1.25% per annum. Bushnell Peak Funding also pays an unused fee of, prior to December 23, 2025, 0.50% per annum, and from and after December 23, 2025, 0.40% per annum on the daily unused amount of the financing commitments in excess of such minimum utilization amount, in addition to certain other fees agreed between Bushnell Peak Funding and Bank of America.
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

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Prior to October 3, 2024, advances under the Granite Peak Funding Facility bore interest at a per annum rate equal to three-month term SOFR, plus an applicable margin of 2.35% per annum. From October 3, 2024 to March 20, 2026, advances under the Granite Peak Funding Facility bore interest at a per annum rate equal to three-month term SOFR, plus an applicable margin of 2.05% per annum. From March 20, 2026, advances under the Granite Peak Funding Facility bear interest at a per annum rate equal to three-month term SOFR, plus an applicable margin of 1.70% per annum. From July 3, 2025, Granite Peak Funding is required to utilize a minimum percentage of the financing commitments, with unused amounts below such minimum utilization amount accruing a fee at a rate equal to the applicable margin for advances as described above. In addition, Granite Peak Funding pays an unused commitment fee of 0.50% per annum on the average daily unused commitments under the Granite Peak Funding Facility in excess of such minimum utilization amount. The unused commitment fee is payable only when more than 10% of the total commitments under the Granite Peak Funding Facility are unused. Granite Peak Funding also pays to GS an administrative agency fee, in addition to certain other fees, each as agreed between Granite Peak Funding and GS.
Proceeds from borrowings under the Granite Peak Funding Facility may be used to fund portfolio investments by Granite Peak Funding and to make advances under delayed draw term loans and revolving loans where Granite Peak Funding is a lender.
The period during which Granite Peak Funding may make borrowings under the Granite Peak Funding Facility expires on March 20, 2029, and the Granite Peak Funding Facility will mature and all amounts outstanding under the facility must be repaid by March 20, 2031.
Middle Peak Funding Facility
On June 30, 2021, Middle Peak Funding entered into a senior secured revolving credit facility (the “Middle Peak Funding Facility”) with Morgan Stanley Bank, N.A. (“MS”). MS serves as agent, Wilmington Trust serves as collateral agent, custodian and collateral administrator, and the Company serves as collateral manager under the Middle Peak Funding Facility.
Prior to October 22, 2024, advances under the Middle Peak Funding Facility bore interest at a per annum rate equal to the benchmark for the currency of the applicable advance (which for dollar advances, is three-month term SOFR plus, prior to October 23, 2024, a spread adjustment of 0.15% per annum) plus an applicable margin of 2.07% per annum. From October 23, 2024 to March 6, 2026, advances under the Middle Peak Funding Facility bore interest at a per annum rate equal to the benchmark for the currency of the applicable advance (which for dollar advances, is three-month term SOFR) plus an applicable margin of 1.97% per annum. From March 6, 2026, advances under the Middle Peak Funding Facility bear interest at a per annum rate equal to the benchmark for the currency of the applicable advance (which for dollar advances, is three-month term SOFR) plus an applicable margin of 1.70% per annum, which will increase to 1.80% per annum effective on March 6, 2029. Middle Peak Funding is required to utilize a minimum percentage of the financing commitments, with unused amounts below such minimum utilization amount accruing a fee at a rate equal to the applicable margin for dollar advances as described above. Prior to May 7, 2024, Middle Peak Funding paid a commitment fee of 0.30% per annum on the average daily unused amount of the financing commitments in excess of such minimum utilization amount. From and after May 7, 2024 to March 6, 2026, Middle Peak Funding paid a commitment fee ranging from 0.15% per annum to 0.25% per annum on the average daily unused amount of the financing commitments, depending on the amount of the unused commitments outstanding in excess of such minimum utilization amount. From and after March 6, 2026, Middle Peak Funding pays a commitment fee ranging from 0.25% per annum to 1.40% per annum on the average daily unused amount of the financing commitments, depending on the amount of the unused commitments outstanding in excess of such minimum utilization amount. Middle Peak Funding also pays interest on an interest-only loan in the notional amount of the aggregate commitments under the Middle Peak Funding Facility, in addition to certain other fees as agreed between Middle Peak Funding and MS.
Proceeds from borrowings under the Middle Peak Funding Facility may be used to fund portfolio investments by Middle Peak Funding and to make advances under revolving loans or delayed draw term loans where Middle Peak Funding is a lender.
The period during which Middle Peak Funding may make borrowings under the Middle Peak Funding Facility expires on March 6, 2029, and the Middle Peak Funding Facility will mature and all amounts outstanding under the facility must be repaid by September 8, 2031.

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
On April 21, 2026, the Middle Peak Funding Facility was amended. For further information, see “Note 13. Subsequent Events.”
Bison Peak Funding Facility
On July 23, 2021, Bison Peak Funding entered into a senior secured revolving credit facility (the “Bison Peak Funding Facility”) with Bank of America. Bank of America serves as administrative agent, Wilmington Trust serves as collateral administrator and the Company serves as manager under the Bison Peak Funding Facility.
Prior to July 24, 2024, advances under the Bison Peak Funding Facility bore interest at a per annum rate equal to the benchmark for the currency of the applicable advance (which, for dollar advances, is the one-month term SOFR rate or the daily simple SOFR rate, at the election of Bison Peak Funding) plus an applicable margin of 1.60% to 2.10% per annum depending on the nature of the advances being requested. From July 25, 2024 until November 18, 2024, advances under the Bison Peak Funding Facility bore interest at a per annum rate equal to the benchmark for the currency of the applicable advance (which, for dollar advances, is the one-month term SOFR rate or the daily simple SOFR rate, at the election of Bison Peak Funding) plus an applicable margin of 1.95% per annum.
From November 19, 2024 until February 19, 2026, advances under the Bison Peak Funding Facility bore interest at a per annum rate equal to the benchmark for the currency of the applicable advance (which, for dollar advances, is the one-month term SOFR rate or the daily simple SOFR rate, at the election of Bison Peak Funding) plus an applicable margin of 1.85% per annum. From February 19, 2026 until February 19, 2029, advances under the Bison Peak Funding Facility bear interest at a per annum rate equal to the benchmark for the currency of the applicable advance (which, for dollar advances, is the one-month term SOFR rate or the daily simple SOFR rate, at the election of Bison Peak Funding) plus an applicable margin of 1.70% per annum. The applicable margin for all advances will increase by 0.10% per annum effective February 20, 2029. Prior to February 19, 2026, Bison Peak Funding was required to utilize a minimum percentage of the financing commitments, with unused amounts below such minimum utilization amount accruing a fee at a rate of 1.50% per annum. From and after February 19, 2026, Bison Peak Funding is required to utilize a minimum percentage of the financing commitments, with unused amounts below such minimum utilization amount accruing a fee at a rate of 1.40% per annum. Bison Peak Funding also pays an unused fee of 0.20% per annum on the daily unused amount of the financing commitments in excess of such minimum utilization amount, in addition to an administrative agent servicing fee and certain other fees as agreed between Bison Peak Funding and Bank of America.
Proceeds from borrowings under the Bison Peak Funding Facility may be used to fund portfolio investments by Bison Peak Funding and to make advances under revolving loans or delayed draw term loans where Bison Peak Funding is a lender.
The period during which Bison Peak Funding may make borrowings under the Bison Peak Funding Facility expires on February 19, 2029, and the Bison Peak Funding Facility will mature and all amounts outstanding under the credit facility must be repaid by February 19, 2031.
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
Prior to November 19, 2024, advances under the Haydon Peak Funding Facility bore interest at a per annum rate equal to the benchmark in effect for the currency of the applicable advance (which is one- or three-month term SOFR or daily simple SOFR, at the election of Haydon Peak Funding, in the case of dollar advances), plus an applicable margin of 2.35% per annum. From November 20, 2024 to January 30, 2026, advances under the Haydon Peak Funding Facility bore interest at a per annum rate equal to the benchmark in effect for the currency of the applicable advance (which is one- or three-month term SOFR or daily simple SOFR, at the election of Haydon Peak Funding, in the case of dollar advances), plus an applicable margin of 1.90% per annum. From and after January 30, 2026, advances under the Haydon Peak Funding Facility bear interest at a per annum rate equal to the benchmark in effect for the currency of the applicable advance (which is one- or three-month term SOFR or daily simple SOFR, at the election of Haydon Peak Funding, in the case of dollar advances), plus an applicable margin of 1.75% per annum. Prior to November 19, 2024, Haydon Peak Funding paid an unused commitment fee of 0.50% per annum if the unused facility amount is greater than 25%, based on the average daily unused amount of the financing commitments. From November 20, 2024 to January 30, 2026, Haydon Peak Funding paid an unused commitment fee ranging from 0.75% per annum to 2.00% per annum if the unused facility amount is greater than 25%, based on the average daily unused amount of the financing commitments. From and after January 30, 2026, Haydon Peak Funding pays an unused commitment fee ranging from 0.20% per annum to 1.25% per annum, based on the average daily unused amount of the financing commitments, in addition to certain other fees as agreed between Haydon Peak Funding and HSBC.
Proceeds from borrowings under the Haydon Peak Funding Facility may be used to fund portfolio investments by Haydon Peak Funding and to make advances under revolving loans or delayed draw term loans where Haydon Peak Funding is a lender.
The period during which Haydon Peak Funding may make borrowings under the Haydon Peak Funding Facility expires on January 30, 2029, and the Haydon Peak Funding Facility will mature and all amounts outstanding under the credit facility must be repaid by January 30, 2031.
Bear Peak Funding Facility
On October 10, 2022, Bear Peak Funding entered into a senior secured revolving credit facility (the “Bear Peak Funding Facility”) with BNPP. GLAS USA LLC served as administrative agent, GLAS Trust Corporation Limited served as collateral agent, and the Company served as servicer under the Bear Peak Funding Facility.

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Prior to December 19, 2024, advances under the Bear Peak Funding Facility bore interest at a per annum rate equal to the benchmark in effect for the currency of the applicable advance, plus an applicable margin of 2.45% per annum. From and after December 19, 2024, advances under the Bear Peak Funding Facility bore interest at a per annum rate equal to the benchmark in effect for the currency of the applicable advance, plus an applicable margin of 1.95% per annum. Bear Peak Funding paid a commitment fee of 0.90% per annum if the unused facility amount was greater than 50% or 0.35% per annum if the unused facility amount was less than or equal to 50% and greater than 25%, based on the average daily unused amount of the financing commitments. Bear Peak Funding also paid BNPP an arranger fee, in addition to certain other fees, each as agreed between Bear Peak Funding and BNPP.
Proceeds from borrowings under the credit facility were used to fund portfolio investments by Bear Peak Funding and to make advances under delayed draw term loans and revolving loans where Bear Peak Funding is a lender.
On March 27, 2026, the Bear Peak Funding Facility was terminated and all amounts outstanding under the facility were repaid in full.
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
The committed principal amount as of March 31, 2026 is €142.8 million (Term Facility A) and £39.8 million (Term Facility B). Proceeds from borrowings under the Phoenix Peak Funding Facility must be used to finance or refinance advances under a facility agreement financing a portfolio of European real estate assets (the “Asset Level Facility”) where Phoenix Peak Funding is a lender.
The period during which Phoenix Peak Funding may make borrowings under the Phoenix Peak Funding Facility has expired and the Phoenix Peak Funding Facility will mature and all amounts outstanding under the facility must be repaid five business days following the termination date under the Asset Level Facility, which expires on October 4, 2028 with an option to extend to October 4, 2029.
2025-2 Lender Finance Warehouse Facility
On December 22, 2025, 2025-2 Lender Finance, the Company’s wholly-owned subsidiary created to hold primarily private credit loan investments, entered into a senior secured credit facility with Citi (the “2025-2 Lender Finance Warehouse Facility”). Citi served as administrative agent, Wilmington Trust served as collateral custodian and the Company served as a collateral manager under the 2025-2 Lender Finance Warehouse Facility.
Advances under the 2025-2 Lender Finance Warehouse Facility bore interest at a rate equal to the benchmark for the currency of the applicable advance (which is the three-month term SOFR rate for dollar advances) plus an applicable margin of 1.50% per annum.
Proceeds from borrowings under the 2025-2 Lender Finance Warehouse Facility were used to fund portfolio investments by 2025-2 Lender Finance Warehouse Facility and to make advances under corporate loans where 2025-2 Lender Finance was a lender.
On January 15, 2026, the 2025-2 Lender Finance Warehouse Facility was terminated using the proceeds from the funding of the 2025-2 Lender Finance Facility.

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Sonora Peak Funding Facility
On March 24, 2026, Sonora Peak Funding entered into a secured credit facility (the “Sonora Peak Funding Facility”) with Société Générale (“SG”). SG serves as administrative agent and swingline lender, Wilmington Trust serves as collateral agent, collateral administrator, custodian and collateral custodian and the Company serves as collateral manager under the Sonora Peak Funding Facility.
Advances under the Sonora Peak Funding Facility bear interest at a per annum rate equal to the benchmark in effect for the currency of the applicable advance (which is term SOFR for dollar advances), plus an applicable margin of 1.70% per annum. Sonora Peak Funding pays a commitment fee ranging from 0.25% or 0.50% per annum, subject to a ramp up period, based on the average daily unused amount of the financing commitments, with a 1.00% per annum fee applying to the extent drawn amounts are below the minimum commitment usage. Sonora Peak Funding also paid SG certain other fees, each as agreed between Sonora Peak Funding and SG.
Proceeds from borrowings under the Sonora Peak Funding Facility may be used to fund portfolio investments by Sonora Peak Funding and to make advances under revolving loans or delayed draw term loans where Sonora Peak Funding is a lender.
The period during which Sonora Peak Funding may make borrowings under the Sonora Peak Funding Facility expires on March 26, 2029, and the Sonora Peak Funding Facility will mature and all amounts outstanding under the credit facility must be repaid by March 24, 2036.
Ramsey Peak Funding Facility
On March 27, 2026, Ramsey Peak Funding entered into a secured credit facility (the “Ramsey Peak Funding Facility”) with Royal Bank of Canada (“RBC”). RBC serves as administrative agent, Wilmington Trust serves as collateral agent, collateral administrator and custodian and the Company serves as equity holder and collateral manager under the Ramsey Peak Funding Facility.
Advances under the Ramsey Peak Funding Facility bear interest at a per annum rate equal to the benchmark in effect for the currency of the applicable advance (which is the three-month term SOFR rate for dollar advances), plus an applicable margin of 1.40% per annum to 1.70% per annum depending on the nature of the advances being requested. Ramsey Peak Funding is required to utilize a minimum percentage of the financing commitments, with unused amounts below such minimum utilization amount accruing a fee at a rate of 1.40% per annum. Ramsey Peak Funding also paid RBC certain other fees, each as agreed between Ramsey Peak Funding and RBC. Proceeds from borrowings under the Ramsey Peak Funding Facility may be used to fund portfolio investments by Ramsey Peak Funding and to make advances under revolving loans or delayed draw term loans where Ramsey Peak Funding is a lender.
The period during which Ramsey Peak Funding may make borrowings under the Ramsey Peak Funding Facility expires on March 27, 2029, and the Ramsey Peak Funding Facility will mature and all amounts outstanding under the credit facility must be repaid by March 27, 2031.

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Crystal Peak Funding Facility
On March 30, 2026, Crystal Peak Funding entered into a secured credit facility (the “Crystal Peak Funding Facility”) with Canadian Imperial Bank of Commerce (“CIBC”). CIBC serves as administrative agent, sole lead arranger and sole book manager under the Crystal Peak Funding Facility.
Advances under the Crystal Peak Funding Facility bear interest at a per annum rate equal to the benchmark in effect for the currency of the applicable advance (which is the one-month term SOFR rate for dollar advances), plus an applicable margin of 1.50% per annum. Crystal Peak Funding pays a commitment fee of 0.50% per annum, subject to a ramp up period, based on the average daily unused amount of the financing commitments. Crystal Peak Funding also paid CIBC certain other fees, each as agreed between Crystal Peak Funding and CIBC.
Proceeds from borrowings under the Crystal Peak Funding Facility may be used to fund portfolio investments by Crystal Peak Funding and to make advances under revolving loans or delayed draw term loans where Crystal Peak Funding is a lender.
The period during which Crystal Peak Funding may make borrowings under the Crystal Peak Funding Facility expires on June 30, 2027, and the Crystal Peak Funding Facility will mature and all amounts outstanding under the credit facility must be repaid by March 30, 2028.
Weller Peak Funding Facility
On March 31, 2026, BCRED Weller Peak Funding entered into a secured credit facility (the “Weller Peak Funding Facility”) with Wells Fargo. Wells Fargo serves as administrative agent and Alter Domus (US) LLC serves as paying agent under the Weller Peak Funding Facility.
Advances under the Weller Peak Funding Facility bear interest at a per annum rate equal to Term SOFR (for a one-month interest period), plus an applicable margin of 1.75% per annum for SOFR Loans, or at the Base Rate plus an applicable margin of 0.75% per annum for Base Rate Loans (which are only available during any period in which Term SOFR is unavailable or unascertainable). Weller Peak Funding is required to pay a commitment fee on the average daily unused portion of the revolving credit commitments at a rate per annum equal to 0.25% if such average daily unused portion is less than 50% of the aggregate revolving credit commitments, or 0.35% if such average daily unused portion is greater than or equal to 50% of the aggregate revolving credit commitments. Weller Peak Funding also paid Wells Fargo certain other fees, each as agreed between Weller Peak Funding and Wells Fargo.
Proceeds from borrowings under the Weller Peak Funding Facility may be used to fund advances required under that certain Warehouse Facility Credit Agreement, dated as of July 3, 2024, (the “Weller Peak Loan”) by Weller Peak Funding to make advances as required by Weller Peak Funding as a lender under the Weller Peak Loan.
The period during which Weller Peak Funding may make borrowings under the Weller Peak Funding Facility expires on July 3, 2027, subject to two one-year extension options (to July 3, 2028 and July 3, 2029, respectively) and upon such expiration all amounts outstanding under the Weller Peak Funding Facility must be repaid.
2026-1 PC Static Warehouse
On March 25, 2026, the 2026-1 PC Issuer, a special purpose vehicle with its membership interests owned by the Company, entered into a $360 million warehouse facility (the “2026-1 PC Static Warehouse”) with BNPP. BNPP serves as administrative agent, Wilmington Trust serves as collateral custodian and the Company serves as a collateral manager under the 2026-1 PC Static Warehouse.
Advances under the 2026-1 PC Static Warehouse bear interest at a rate equal to the benchmark for the currency of the applicable advance (which is the three-month term SOFR rate for dollar advances) plus an applicable margin of (i) prior to the conversion date, 1.35% per annum and (ii) on or after the conversion date, 1.85%.

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Proceeds from borrowings under the 2026-1 PC Static Warehouse may be used to fund portfolio investments by 2026-1 PC Issuer and to make advances under corporate loans where 2026-1 PC Issuer is a lender. The 2026-1 PC Static Warehouse is scheduled to mature on November 5, 2026.
On April 22, 2026, the 2026-1 PC Static Warehouse was terminated. For further information, see “Note 13. Subsequent Events.”
Revolving Credit Facility
On May 18, 2021, the Company entered into a senior secured credit facility (which was most recently amended and restated on August 8, 2025, and as further amended from time to time, the “Revolving Credit Facility”) with Citi. Citi serves as administrative agent and collateral agent.
The Revolving Credit Facility provides for borrowings in USD and certain agreed upon foreign currencies. Borrowings under the Revolving Credit Facility are subject to compliance with a borrowing base. As of March 31, 2026, a portion of the Revolving Credit Facility consists of (A) funded term loans in the aggregate principal amount of $405.0 million, and (B) revolving commitments in the aggregate principal amount of $5.5 billion, and the Revolving Credit Facility provides for the issuance of letters of credit on behalf of the Company in an aggregate face amount not to exceed $175.0 million. Proceeds from the borrowings under the Revolving Credit Facility may be used for general corporate purposes of the Company and its subsidiaries. As of March 31, 2026, the period during which the Company may make borrowings on the Revolving Credit Facility expires on August 8, 2029 (other than with respect to (a) the revolving commitments of certain lenders in the amount of $90.0 million, which expire on June 6, 2027 and (b) the revolving commitments of certain lenders in the aggregate amount of $90.0 million, which expire on August 12, 2028), and the Revolving Credit Facility will mature and all amounts outstanding under the credit facility must be repaid by August 8, 2030 (other than with respect to (a) the revolving commitments of certain lenders in the amount of $90.0 million and term loans of certain lenders in the amount of $10.0 million, which mature on June 9, 2028 and (b) the revolving commitments of certain lenders in the amount of $90.0 million and term loans of certain lenders in the amount of $10.0 million, which mature on August 13, 2029), pursuant to an amortization schedule.
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
As of March 31, 2026 and December 31, 2025, the Company was in compliance with all covenants and other requirements of the Revolving Credit Facility.
Letter of Credit Facility
On March 13, 2026, the Company and Deutsche Bank AG New York Branch (the “Issuer”) entered into an uncommitted continuing agreement for standby letters of credit (the “Letter of Credit Facility”), which provides for the issuance by the Issuer, in its sole discretion and upon request by the Company, of letters of credit on behalf of certain portfolio companies. The Company is required to make payments to the Issuer if the portfolio companies were to default on their related reimbursement obligations. The Letter of Credit Facility is secured on a pari passu basis with the Revolving Credit Facility and pursuant to substantially the same collateral documentation that secures the Revolving Credit Facility. As of March 31, 2026, $9.1 million of letters of credit were issued under the Letter of Credit Facility.
Private Placement Bonds
The Company issued unsecured notes, as further described below: 2026 Notes, May 2027 Notes, October 2027 Notes, March 2031 5.54% Notes, March 2033 Notes and January 2032 Series 2026A Notes (each as defined below), which are collectively referred to herein as the “Private Placement Bonds.”
As of March 31, 2026 and December 31, 2025, the Company was in compliance with all covenants and other requirements of each of the Private Placement Bonds.
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
Unsecured Notes
The Company issued unsecured notes, as further described below: December 2026 Notes, November 2026 Eurobonds, March 2027 Notes, January 2029 Notes, April 2026 UK Bonds, November 2028 Notes, January 2031 Notes, July 2029 Notes, September 2027 Notes, April 2030 Notes, November 2029 Notes, November 2034 Notes, January 2032 Notes, September 2030 Notes and March 2031 5.350% Notes (each as defined below), which are collectively referred to herein as the “Unsecured Notes.”
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
As of March 31, 2026 and December 31, 2025, the Company was in compliance with all covenants and other requirements of each of the Unsecured Notes.
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

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
March 2027 Notes
On November 22, 2021, the Company issued $1.0 billion aggregate principal amount of 3.250% notes due 2027 (the “March 2027 Notes”) pursuant to a supplemental indenture, dated as of November 22, 2021 (and together with the Base Indenture, the “March 2027 Notes Indenture”), to the Base Indenture between the Company and the Trustee.
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

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
March 2031 5.350% Notes
On January 12, 2026, the Company issued $700.0 million aggregate principal amount of 5.350% notes due 2031 (the “March 2031 5.350% Notes”) pursuant to a supplemental indenture, dated as of January 12, 2026 (and together with the Base Indenture, the “March 2031 5.350% Notes Indenture”), to the Base Indenture between the Company and the Trustee.
The March 2031 5.350% Notes will mature on March 12, 2031 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the March 2031 5.350% Notes Indenture. The March 2031 5.350% Notes bear interest at a rate of 5.350% per year payable semi-annually on March 12 and September 12 of each year, commencing on September 12, 2026. The March 2031 5.350% Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the March 2031 5.350% Notes, rank pari passu with all existing and future unsecured indebtedness issued by the Company that are not so subordinated, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.
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

		March 31, 2026
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
On May 6, 2026, all of the secured debt issued or incurred, as applicable, in connection with 2021-2 Debt Securitization was redeemed in whole. See also “Note 13. Subsequent Events.”
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

		March 31, 2026
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

		March 31, 2026
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
The following table presents information on the secured and unsecured notes issued in the 2022-1 BSL Debt Securitization:

		March 31, 2026
Description	Type	Principal Outstanding	Interest Rate	Credit Rating
Class A-1A Notes	Senior Secured Floating Rate	$292,000	SOFR + 1.58%	Aaa
Class A-1B Notes	Senior Secured Fixed Rate	50,000	4.34%	Aaa
Class A-2 Notes	Senior Secured Floating Rate	12,000	SOFR + 2.00%	AAA
Class B-1 Notes	Senior Secured Floating Rate	40,000	SOFR + 2.35%	AA
Class B-2 Notes	Senior Secured Fixed Rate	26,000	4.98%	AA
Class C Notes (1)	Secured Deferrable Floating Rate	51,000	SOFR + 2.60%	A
Class D Notes (1)	Mezzanine Secured Deferrable Floating Rate	39,000	SOFR + 3.69%	BBB-
Class E Notes (1)	Junior Secured Deferrable Floating Rate	21,000	SOFR + 7.33%	B+
Total Secured Notes		531,000
Subordinated Notes (1)		58,750	None	Not rated
Total 2022-1 BSL Notes		$589,750
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
On May 6, 2026, all of the secured notes issued in connection with 2022-1 BSL Debt Securitization were redeemed in whole. See also “Note 13. Subsequent Events.”

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

		March 31, 2026
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

		March 31, 2026
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

		March 31, 2026
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

		March 31, 2026
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

		March 31, 2026
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
The following table presents information on the loans incurred in the 2025-1 Lender Finance Facility:

		March 31, 2026
Description	Type	Principal Outstanding	Interest Rate	Credit Rating
Class A Term Loans	Senior Secured Floating Rate	$802,500	SOFR + 1.47%	Aaa
Class B Term Loans	Senior Secured Floating Rate	87,500	SOFR + 1.77%	Aa2
Class C Term Loans (1)	Senior Secured Deferrable Floating Rate	25,000	SOFR + 2.00%	A1
Total Term Loans		$915,000
(1)The Company (through its wholly-owned and consolidated subsidiary, 2025-1 Lender Finance Depositor) retained all of the Class C Term Loans incurred in the 2025-1 Lender Finance Facility which are eliminated in consolidation.
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

		March 31, 2026
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
2025-2 Lender Finance

On January 15, 2026, the Company funded a $1,020.0 million secured term loan credit facility (the “2025-2 Lender Finance Facility”). 2025-2 Lender Finance is the borrower under the 2025-2 Lender Finance Facility and is consolidated by the Company for financial reporting purposes and subject to its overall asset coverage requirement. The loans incurred under the 2025-2 Lender Finance Facility (collectively, the “2025-2 Loans”) are primarily secured by a diversified portfolio of private credit loans and participation interests therein.
The following table presents information on the loans incurred in the 2025-2 Lender Finance Facility:

		March 31, 2026
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
BCRED CLO 2026-1
On March 9, 2026, the Company completed a $994.3 million term debt securitization (the “2026-1 Debt Securitization”). Term debt securitizations are also known as collateralized loan obligations and are a form of secured financing incurred by the Company, which is consolidated by the Company for financial reporting purposes and subject to its overall asset coverage requirement. The notes offered in the 2026-1 Debt Securitization (collectively, the “2026-1 Notes”) were issued by the 2026-1 Issuer, an indirectly wholly-owned and consolidated (for tax and accounting purposes) subsidiary of the Company, and are primarily secured by a diversified portfolio of private credit loans and participation interests therein.
The following table presents information on the secured and unsecured notes issued in the 2026-1 Debt Securitization:

		March 31, 2026
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

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The following presents the assets and liabilities of the 2021-2 Issuer, MML 2021-1 Issuer, MML 2022-1 Issuer, 2022-1 BSL Issuer, MML 2022-2 Issuer, 2023-1 Issuer, 2024-1 Issuer, 2024-2 Issuer, 2025-1 Issuer, 2025-1 Lender Finance Facility, 2025-1 BSL Issuer, 2025-2 Lender Finance Facility and 2026-1 Issuer (collectively referred to as, the “CLO Issuers”), after giving effect to the elimination of intercompany balances. The assets of the CLO Issuers are restricted to be used to settle the obligations of the CLO Issuers. The liabilities of the CLO Issuers are only the obligations of the CLO Issuers and the creditors (or beneficial interest holders) do not have recourse to the Company.

	March 31, 2026	December 31, 2025
ASSETS
Investments at fair value
Non-controlled/non-affiliated investments	$10,574,413	$8,435,694
Total investments at fair value	10,574,413	8,435,694
Cash and cash equivalents (restricted cash of $740,176 and $802,310, respectively)	740,176	802,310
Interest receivable from non-controlled/non-affiliated investments	70,860	79,801
Total assets	$11,385,449	$9,317,805
LIABILITIES
Debt (net of unamortized debt issuance costs of $31,080 and $25,356, respectively)	$7,418,694	$5,939,567
Interest payable	73,672	82,713
Total liabilities	$7,492,366	$6,022,280
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
As of March 31, 2026, and December 31, 2025, respectively, the Company had $438.1 million and $406.8 million of short-term borrowings under the Repurchase Agreements.
Short-term borrowings under the Repurchase Agreements bore interest at a weighted average applicable margin of 4.62% and 4.75% per annum as of March 31, 2026, and December 31, 2025, respectively.
Certain of the Company’s investments serve as collateral for the Company’s obligations under the Repurchase Agreements and the carrying value of pledged investments were $384.6 million and $486.8 million as of March 31, 2026, and December 31, 2025, respectively.
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

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
As of March 31, 2026 and December 31, 2025, the Company had $500.0 million and $450.0 million, respectively, of borrowings under Short Term Financing Transactions with third parties. Certain of the Company's investments serve as collateral for the Company's obligations under the Short Term Financing Transactions and the carrying value of pledged investments was $525.5 million and $450.0 million, respectively, as of March 31, 2026 and December 31, 2025.
Short-term borrowings under Short Term Financing Transactions bore interest at an applicable margin of 6.43% and 4.52%, respectively, per annum as of March 31, 2026 and December 31, 2025.
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
The Company’s outstanding debt obligations were as follows:

	March 31, 2026
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (net of unamortized issuance costs, premiums and discounts)	Unamortized Debt Issuance Costs (including premiums and discounts)	Unused Portion (1)	Amount Available (2)
Bard Peak Funding Facility (3)	$2,250,000	$1,785,973	$1,785,973	$—	$464,027	$460,403
Castle Peak Funding Facility (3)	2,600,000	1,489,850	1,489,850	—	1,110,150	1,110,150
Summit Peak Funding Facility (3)	1,375,000	822,973	822,973	—	552,027	552,027
Denali Peak Funding Facility	1,425,000	604,800	604,800	—	820,200	820,200
Bushnell Peak Funding Facility	1,000,000	504,300	504,300	—	495,700	495,700
Granite Peak Funding Facility	1,000,000	474,000	474,000	—	526,000	526,000
Middle Peak Funding Facility	1,150,000	750,000	750,000	—	400,000	400,000
Bison Peak Funding Facility	2,100,000	1,155,200	1,155,200	—	944,800	944,800
Blanca Peak Funding Facility	1,100,000	825,000	825,000	—	275,000	275,000
Windom Peak Funding Facility (3)	2,150,000	1,292,633	1,292,633	—	857,367	857,357
Monarch Peak Funding Facility	1,500,000	1,050,000	1,050,000	—	450,000	450,000
Haydon Peak Funding Facility	500,000	189,000	189,000	—	311,000	311,000
Phoenix Peak Funding Facility (3)	217,723	217,723	216,716	1,007	—	—
Sonora Peak Funding Facility	1,100,000	550,000	550,000	—	550,000	550,000
Ramsey Peak Funding Facility	1,000,000	—	—	—	1,000,000	1,000,000
Crystal Peak Funding Facility	750,000	—	—	—	750,000	750,000
Weller Peak Funding Facility	214,400	—	—	—	214,400	133,463
2026-1 PC Static Warehouse	360,000	—	—	—	360,000	357,827
Revolving Credit Facility (4)	5,950,000	2,474,396	2,474,396	—	3,475,604	3,475,604
2026 Notes	400,000	400,000	399,748	252	—	—
May 2027 Notes (5)	625,000	625,000	619,058	602	—	—
October 2027 Notes (5)	350,000	350,000	347,786	2,108	—	—
March 2031 5.54% Notes (5)	500,000	500,000	494,727	9,839	—	—
March 2033 Notes (5)	500,000	500,000	491,768	12,476	—	—
January 2032 Series 2026A Notes (5)	210,000	210,000	207,662	294	—	—
December 2026 Notes (5)	1,250,000	1,250,000	1,235,339	3,377	—	—
November 2026 Eurobonds	577,925	577,925	576,885	1,040	—	—
March 2027 Notes	1,000,000	1,000,000	997,411	2,589	—	—

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

	March 31, 2026
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (net of unamortized issuance costs, premiums and discounts)	Unamortized Debt Issuance Costs (including premiums and discounts)	Unused Portion (1)	Amount Available (2)
January 2029 Notes	$650,000	$650,000	$645,029	$4,971	$—	$—
April 2026 UK Bonds (5)	330,900	330,900	330,703	32	—	—
November 2028 Notes (5)	650,000	650,000	656,294	1,487	—	—
January 2031 Notes (5)	600,000	600,000	592,668	8,418	—	—
July 2029 Notes (5)	900,000	900,000	903,394	2,984	—	—
September 2027 Notes (5)	400,000	400,000	393,842	3,333	—	—
April 2030 Notes (5)	400,000	400,000	386,862	6,938	—	—
November 2029 Notes (5)	400,000	400,000	397,759	6,622	—	—
November 2034 Notes (5)	800,000	800,000	781,406	20,931	—	—
January 2032 Notes (5)	1,000,000	1,000,000	1,002,291	21,004	—	—
September 2030 Notes (5)	500,000	500,000	485,142	8,892	—	—
March 2031 5.350% Notes (5)	700,000	700,000	680,390	14,030	—	—
2021-2 Notes	505,800	505,800	504,679	1,121	—	—
MML 2021-1 Debt	690,000	690,000	686,911	3,089	—	—
MML 2022-1 Debt	759,000	759,000	755,013	3,987	—	—
2022-1 BSL Debt	420,000	420,000	418,820	1,180	—	—
MML 2022-2 Debt	300,500	300,500	298,570	1,930	—	—
2023-1 Notes	305,000	305,000	303,408	1,592	—	—
2024-1 Notes	244,000	244,000	242,520	1,480	—	—
2024-2 Notes	305,000	305,000	302,244	2,756	—	—
2025-1 Notes	884,000	884,000	880,869	3,131	—	—
2025-1 Lender Finance	890,000	890,000	887,481	2,519	—	—
2025-1 BSL Notes	528,975	528,975	527,418	1,557	—	—
2025-2 Lender Finance	882,500	882,500	879,603	2,897	—	—
2026-1 Notes	735,000	735,000	731,158	3,842	—	—
Short-Term Borrowings	938,093	938,093	938,093	—	—	—
Total	$48,873,816	$35,317,541	$35,167,792	$164,307	$13,556,275	$13,469,531
(1)The unused portion is the amount upon which commitment fees, if any, are based.
(2)The amount available reflects any limitations related to each respective credit facility’s borrowing base.
(3)Under certain SPV Financing Facilities, the company is permitted to borrow in USD and other currencies.
Under the Bard Peak Funding Facility, as of March 31, 2026, the Company had non-USD borrowings denominated in the following currencies:
•CAD 94.1 million
•EUR 251.4 million
•GBP 113.5 million
•NZD 125.4 million
Under the Castle Peak Funding Facility, as of March 31, 2026, the Company had non-USD borrowings denominated in the following currencies:
•CAD 102.9 million
•EUR 46.4 million
•GBP 38.9 million
Under the Summit Peak Funding Facility, as of March 31, 2026, the Company had non-USD borrowings denominated in the following currencies:
•CAD 64.7 million

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
•EUR 26.9 million
•GBP 99.7 million
Under the Windom Peak Funding Facility, as of March 31, 2026, the Company had non-USD borrowings denominated in the following currencies:
•GBP 100.4 million
Under the Phoenix Peak Funding Facility, as of March 31, 2026, the Company had non-USD borrowings denominated in the following currencies:
•EUR 142.8 million
•GBP 39.8 million
(4)Under the Revolving Credit Facility, the Company is permitted to borrow in USD or certain other currencies. As of March 31, 2026, the Company had non-USD borrowings denominated in the following currencies:
•EUR 633.9 million
•GBP 1,009.3 million
•AUD 1.0 million
(5)Carrying value is inclusive of adjustment for the change in fair value of effective hedge relationship.

	December 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (net of unamortized issuance costs, premiums and discounts)	Unamortized Debt Issuance Costs (including premiums and discounts)	Unused Portion (1)	Amount Available (2)
Bard Peak Funding Facility (3)	$1,650,000	$1,549,670	$1,549,670	$—	$100,330	$100,330
Castle Peak Funding Facility (3)	2,550,000	1,760,209	1,760,209	—	789,791	789,638
Summit Peak Funding Facility (3)	1,375,000	1,257,548	1,257,548	—	117,452	105,732
Denali Peak Funding Facility	750,000	584,800	584,800	—	165,200	136,379
Bushnell Peak Funding Facility	1,000,000	554,300	554,300	—	445,700	445,700
Granite Peak Funding Facility	1,000,000	500,000	500,000	—	500,000	486,953
Middle Peak Funding Facility	1,000,000	890,000	890,000	—	110,000	110,000
Bison Peak Funding Facility	1,500,000	1,437,200	1,437,200	—	62,800	62,800
Blanca Peak Funding Facility	1,100,000	951,000	951,000	—	149,000	149,000
Windom Peak Funding Facility (3)	2,150,000	2,150,076	2,150,076	—	—	—
Monarch Peak Funding Facility	1,500,000	1,500,000	1,500,000	—	—	—
Haydon Peak Funding Facility	250,000	212,000	212,000	—	38,000	38,000
Bear Peak Funding Facility (3)	587,600	587,017	587,017	—	583	583
Phoenix Peak Funding Facility (3)	221,455	221,455	220,354	1,101	—	—
2025-2 Lender Finance Warehouse Facility	882,500	—	—	—	882,500	882,500
Revolving Credit Facility (4)	5,800,000	2,259,240	2,259,240	—	3,540,760	3,540,760
2026 Notes	400,000	400,000	399,584	416	—	—
May 2027 Notes (5)	625,000	625,000	620,163	739	—	—
October 2027 Notes (5)	350,000	350,000	349,354	2,448	—	—
March 2031 5.54% Notes (5)	500,000	500,000	498,066	10,326	—	—
March 2033 Notes (5)	500,000	500,000	494,769	12,916	—	—
December 2026 Notes (5)	1,250,000	1,250,000	1,233,234	4,565	—	—
November 2026 Eurobonds	587,600	587,600	586,175	1,425	—	—
March 2027 Notes	1,000,000	1,000,000	996,741	3,259	—	—
January 2029 Notes	650,000	650,000	644,590	5,410	—	—
April 2026 UK Bonds (5)	336,988	336,988	335,202	250	—	—
November 2028 Notes (5)	650,000	650,000	661,542	1,624	—	—
January 2031 Notes (5)	600,000	600,000	596,471	8,843	—	—

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

	December 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (net of unamortized issuance costs, premiums and discounts)	Unamortized Debt Issuance Costs (including premiums and discounts)	Unused Portion (1)	Amount Available (2)
July 2029 Notes (5)	$900,000	$900,000	$910,031	$3,213	$—	$—
September 2027 Notes (5)	400,000	400,000	395,183	3,885	—	—
April 2030 Notes (5)	400,000	400,000	388,785	7,365	—	—
November 2029 Notes (5)	400,000	400,000	400,465	7,071	—	—
November 2034 Notes (5)	800,000	800,000	785,348	21,529	—	—
January 2032 Notes (5)	1,000,000	1,000,000	1,009,275	21,892	—	—
September 2030 Notes (5)	500,000	500,000	487,697	9,388	—	—
2021-2 Notes	505,800	505,800	504,647	1,153	—	—
MML 2021-1 Debt	690,000	690,000	686,824	3,176	—	—
MML 2022-1 Debt	759,000	759,000	754,904	4,096	—	—
2022-1 BSL Debt	420,000	420,000	418,788	1,212	—	—
MML 2022-2 Debt	300,500	300,500	298,513	1,987	—	—
2023-1 Notes	305,000	305,000	303,368	1,632	—	—
2024-1 Notes	244,000	244,000	242,484	1,516	—	—
2024-2 Notes	305,000	305,000	302,181	2,819	—	—
2025-1 Notes	884,000	884,000	880,799	3,201	—	—
2025-1 Lender Finance	890,000	890,000	887,425	2,575	—	—
2025-1 BSL Notes	661,625	661,625	659,634	1,991	—	—
Short-Term Borrowings	856,829	856,829	856,829	—	—	—
Total	$41,987,897	$35,085,857	$35,002,485	$153,023	$6,902,116	$6,848,375
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
Under the Phoenix Peak Funding Facility, as of December 31, 2025, the Company had non-USD borrowings denominated in the following currencies:
•EUR 142.8 million
•GBP 39.8 million
(4)Under the Revolving Credit Facility, the Company is permitted to borrow in USD or certain other currencies. As of December 31, 2025, the Company had non-USD borrowings denominated in the following currencies:
•CAD 24.5 million
•EUR 369.9 million
•GBP 1,039.3 million
•AUD 1.0 million
(5)Carrying value is inclusive of adjustment for the change in fair value of effective hedge relationship.
The following tables summarize the contractual maturities of the Company’s outstanding principal as of March 31, 2026 and December 31, 2025:

	March 31, 2026
	Less than 1 Year	1 - 3 Years	3 - 5 Years	Greater than 5 Years	Total
SPV Financing Facilities	$—	$217,723	$10,193,729	$1,300,000	$11,711,452
Revolving Credit Facility	—	—	2,474,396	—	2,474,396
Private Placement Bonds	400,000	975,000	500,000	710,000	2,585,000
Unsecured Notes	3,158,825	1,700,000	3,500,000	1,800,000	10,158,825
Debt Securitizations	—	—	—	7,449,775	7,449,775
Short-Term Borrowings	938,093	—	—	—	938,093
Total outstanding principal	$4,496,918	$2,892,723	$16,668,125	$11,259,775	$35,317,541

	December 31, 2025
	Less than 1 Year	1 - 3 Years	3 - 5 Years	Greater than 5 Years	Total
SPV Financing Facilities	$—	$2,105,272	$11,160,003	$890,000	$14,155,275
Revolving Credit Facility	—	—	2,259,240	—	2,259,240
Private Placement Bonds	400,000	975,000	—	1,000,000	2,375,000
Unsecured Notes	2,174,588	2,050,000	2,850,000	2,400,000	9,474,588
Debt Securitizations	—	—	—	5,964,925	5,964,925
Short-Term Borrowings	856,829	—	—	—	856,829
Total outstanding principal	$3,431,417	$5,130,272	$16,269,243	$10,254,925	$35,085,857
As of March 31, 2026 and December 31, 2025, interest payable included $506.4 million and $424.2 million, respectively, of interest expense and $5.4 million and $3.9 million, respectively, of unused commitment fees.
For the three months ended March 31, 2026 and 2025, the weighted average interest rate on all borrowings outstanding (including unused fees, amortization of debt issuance costs (including premiums and discounts), and the impact of the application of hedge accounting) was 5.52% and 6.10%, respectively. For the three months ended March 31, 2026 and 2025, the weighted average all-in cost of debt (including unused fees, amortization of debt issuance costs (including premiums and discounts), amortization of deferred financing costs, and the impact of the application of hedge accounting) was 5.67% and 6.20%, respectively, including $5.2 million and nil, respectively, of deferred financing costs written off as a result of the termination or reduction of the borrowing capacity of SPV Financing Facilities.
For the three months ended March 31, 2026 and 2025, the average principal debt outstanding was $36,088.3 million and $30,920.0 million, respectively.

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The components of interest expense were as follows:

	Three Months Ended March 31,
	2026	2025
Borrowing interest expense	$480,155	$456,004
Facility unused fees	7,589	7,630
Amortization of deferred financing costs	13,970	8,498
Amortization of original issue discount and debt issuance costs (including premiums and discounts)	10,084	9,420
Gain (loss) from interest rate swaps accounted for as hedges and the related hedged items:
Interest rate swaps	54,425	(127,092)
Hedged items	(54,455)	125,175
Total interest expense	$511,768	$479,635
Cash paid for interest expense	$553,029	$589,353
Note 8. Commitments and Contingencies
Portfolio Company Commitments
The Company’s investment portfolio contains debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of March 31, 2026 and December 31, 2025, the Company had unfunded commitments, including delayed draw term loans and revolvers, with an aggregate amount of $10.8 billion and $13.4 billion, respectively.
Additionally, from time to time, the Advisers and their affiliates may commit to an investment or commit to backstop the commitment of another lender on behalf of the investment vehicles they manage, including the Company. Certain terms of these investments or backstop arrangements are not finalized at the time of the commitment and each respective investment vehicle’s allocation may change prior to the date of funding. In this regard, as of March 31, 2026 and December 31, 2025, the Company estimates that $1,451.9 million and $1,271.1 million, respectively, of investments and backstop arrangements were committed but not yet funded.
As of March 31, 2026 and December 31, 2025, $461.0 million and $497.3 million, respectively, of capital committed remained uncalled from the Company in relation to capital commitments to Emerald JV, Verdelite JV and SLC.
Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2026 and December 31, 2025, management is not aware of any material pending legal proceedings.

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Note 9. Net Assets
The following table presents transactions in Common Shares for the three months ended March 31, 2026:

	For the three months ended March 31, 2026
	Shares	Amount
CLASS I
Subscriptions	41,791,858	$1,031,927
Share transfers between classes	4,554,111	111,799
Distributions reinvested	14,679,523	361,385
Share repurchases	(94,188,973)	(2,278,408)
Early repurchase deduction	—	805
Net increase (decrease)	(33,163,481)	(772,492)
CLASS S
Subscriptions	11,740,119	289,132
Share transfers between classes	(4,428,139)	(108,669)
Distributions reinvested	6,908,513	170,055
Share repurchases	(37,218,261)	(900,316)
Early repurchase deduction	—	351
Net increase (decrease)	(22,997,768)	(549,447)
CLASS D
Subscriptions	194,526	4,803
Share transfers between classes	(125,972)	(3,130)
Distributions reinvested	72,615	1,788
Share repurchases	(2,242,978)	(54,257)
Early repurchase deduction	—	14
Net increase (decrease)	(2,101,809)	(50,782)
Total net increase (decrease)	(58,263,058)	$(1,372,721)

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
Net Asset Value per Share and Offering Price
The Company determines NAV for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e., the prior month-end NAV). The following table presents each month-end NAV per share for Class I, Class S and Class D Common Shares for the three months ended March 31, 2026:

	NAV Per Share
For the Months Ended	Class I	Class S	Class D
January 31, 2026	$24.68	$24.68	$24.68
February 28, 2026	24.38	24.38	24.38
March 31, 2026	24.19	24.19	24.19

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
Distributions
The Board authorizes and declares monthly distribution amounts per share of Class I, Class S and Class D Common Shares. The following tables present distributions that were declared and payable for the three months ended March 31, 2026:

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 22, 2026	January 31, 2026	February 26, 2026	$0.2000	$267,765
February 19, 2026	February 28, 2026	March 26, 2026	0.2000	271,817
March 19, 2026	March 31, 2026	April 28, 2026	0.2000	274,504
			$0.6000	$814,086

			Class S
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 22, 2026	January 31, 2026	February 26, 2026	$0.1824	$107,734
February 19, 2026	February 28, 2026	March 26, 2026	0.1825	108,650
March 19, 2026	March 31, 2026	April 28, 2026	0.1827	109,426
			$0.5476	$325,810

			Class D
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 22, 2026	January 31, 2026	February 26, 2026	$0.1948	$4,701
February 19, 2026	February 28, 2026	March 26, 2026	0.1949	4,709
March 19, 2026	March 31, 2026	April 28, 2026	0.1949	4,722
			$0.5846	$14,132
The following tables present distributions that were declared and payable for the three months ended March 31, 2025:

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 22, 2025	January 31, 2025	February 27, 2025	$0.2200	$228,819
February 20, 2025	February 28, 2025	March 26, 2025	0.2200	238,587
March 19, 2025	March 31, 2025	April 24, 2025	0.2200	246,375
			$0.6600	$713,781

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
Distribution Reinvestment Plan
The Company has adopted a distribution reinvestment plan (the “DRIP”), pursuant to which it reinvests all cash dividends declared by the Board on behalf of its shareholders who do not elect to receive their dividends in cash. As a result, if the Board authorizes, and the Company declares, a cash dividend or other distribution, then shareholders who have not opted out of the Company’s DRIP will have their cash distributions automatically reinvested in additional shares as described below, rather than receiving the cash dividend or other distribution. Distributions on fractional shares will be credited to each participating shareholder’s account to three decimal places. No action is required on the part of a registered shareholder to have his, her or its cash dividend or other distribution reinvested in our Common Shares, except shareholders in certain states. Investors and clients of certain participating brokers in states that do not permit automatic enrollment in our DRIP will automatically receive their distributions in cash unless they elect to have their cash distributions reinvested in additional Common Shares.
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
Through March 31, 2026, a portion of the Company’s distributions resulted from expense support from the Sub-Adviser, and future distributions may result from expense support from the Sub-Adviser, each of which is subject to repayment by the Company within three years from the date of payment. The purpose of this arrangement avoids distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based solely on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods or the Sub-Adviser continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Sources of distributions, other than net investment income and realized gains on a GAAP basis, include required adjustments to GAAP net investment income in the current period to determine taxable income available for distributions. The following table presents the sources of cash distributions on a GAAP basis that the Company has declared on its Common Shares for the three months ended March 31, 2026:

	For the three months ended March 31, 2026
	Class I		Class S		Class D
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$0.6000	$814,086	$0.5476	$325,810	$0.5846	$14,132
Net realized gains	—	—	—	—	—	—
Total	$0.6000	$814,086	$0.5476	$325,810	$0.5846	$14,132
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
Under the share repurchase program, to the extent the Company offers to repurchase shares in any particular quarter, it is expected to repurchase shares pursuant to tender offers using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, except that shares that have not been outstanding for at least one year will be repurchased at 98% of such NAV (an “Early Repurchase Deduction”). The one-year holding period will be satisfied if at least one year has elapsed from (a) the issuance date of the applicable Common Shares to (b) the subscription date immediately following the valuation date used in the repurchase of such Common Shares. The Early Repurchase Deduction may be waived in the case of repurchase requests arising from the death, divorce or qualified disability of the holder; in the event that a shareholder’s shares are repurchased because the shareholder has failed to maintain the $500 minimum account balance; or due to trade or operational error. In addition, the Company’s Common Shares are sold to certain investment vehicles (including feeder vehicles, registered investment companies or other investment funds), discretionary model portfolios and other similar arrangements. The Company, in its discretion, may waive the Early Repurchase Deduction for such investment vehicles, discretionary model portfolios and other similar arrangements in appropriate circumstances, including, but not limited to, for administrative, operational, rebalancing, regulatory or other purposes. The Early Repurchase Deduction will be retained by the Company for the benefit of remaining shareholders.

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Share Repurchases
For the three months ended March 31, 2026 and 2025, approximately 133,689,552 and 23,024,370 Common Shares were repurchased, respectively.
The following table presents the repurchases of Common Shares pursuant to the Company’s share repurchase program for the three months ended March 31, 2026:

Commencement Date	Repurchase Request Deadline	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes) (2)	Maximum number of shares that may yet be purchased under the repurchase program (3)
February 2, 2026	March 2, 2026	133,689,552	7.0%	$24.19	March 31, 2026	$3,232,786	—
(1)Percentage is based on total shares as of the close of the previous calendar quarter.
(2)Amounts shown net of Early Repurchase Deduction.
(3)All repurchase requests were satisfied in full.

The following table presents the repurchases of Common Shares pursuant to the Company’s share repurchase program for the three months ended March 31, 2025:

Commencement Date	Repurchase Request Deadline	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes) (2)	Maximum number of shares that may yet be purchased under the repurchase program (3)
February 3, 2025	March 3, 2025	23,024,370	1.5%	$25.25	March 31, 2025	$581,043	—
(1)Percentage is based on total shares as of the close of the previous calendar quarter.
(2)Amounts shown net of Early Repurchase Deduction.
(3)All repurchase requests were satisfied in full.

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Note 10. Financial Highlights and Senior Securities
The following are the financial highlights for the three months ended March 31, 2026:

	For the three months ended March 31, 2026
	Class I	Class S	Class D
Per Share Data (1):
Net asset value, beginning of period	$24.79	$24.79	$24.79
Net investment income	0.54	0.49	0.52
Net change in unrealized and realized gain (loss)	(0.54)	(0.54)	(0.54)
Net increase (decrease) in net assets resulting from operations	—	(0.05)	(0.02)
Distributions from net investment income (2)	(0.60)	(0.55)	(0.58)
Distributions from net realized gains (2)	—	—	—
Net increase (decrease) in net assets from shareholders’ distributions	(0.60)	(0.55)	(0.58)
Early repurchase deduction fees (3)	0.00	0.00	0.00
Total increase (decrease) in net assets	(0.60)	(0.60)	(0.60)
Net asset value, end of period	$24.19	$24.19	$24.19
Shares outstanding, end of period	1,278,288,287	561,732,016	21,985,210
Total return based on NAV (4)	0.0%	(0.2)%	(0.1)%
Ratios:
Ratio of net expenses to average net assets (5)	7.0%	7.8%	7.2%
Ratio of net investment income to average net assets (5)	8.8%	8.0%	8.6%
Portfolio turnover rate	5.2%	5.2%	5.2%
Supplemental Data:
Net assets, end of period	$30,917,292	$13,586,401	$531,743
Asset coverage ratio	227.5%	227.5%	227.5%
(1)The per share data was derived by using the weighted average shares outstanding during the period.
(2)The per share data for distributions was derived by using the actual shares outstanding at the date of the relevant transactions (refer to Note 9).
(3)The per share amount rounds to less than $0.01 per share, for Class I, Class S and Class D.
(4)Total return is calculated as the change in NAV per share during the period, plus distributions per share (assuming dividends and distributions are reinvested in accordance with the Company’s DRIP) divided by the beginning NAV per share. Total return does not include upfront transaction fee, if any.
(5)Amounts are annualized except for amounts relating to excise and other tax expense. For the three months ended March 31, 2026, the ratio of total operating expenses to average net assets was 7.0%, 7.8%, and 7.2% on Class I, Class S and Class D. Ratio does not include the expenses of investment companies which the Company has invested in, including joint ventures.

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
(4)Total return is calculated as the change in NAV per share during the period, plus distributions per share (assuming dividends and distributions are reinvested in accordance with the Company’s DRIP) divided by the beginning NAV per share. Total return does not include upfront transaction fee, if any.
(5)Amounts are annualized except for amounts relating to excise and other tax expense. For the three months ended March 31, 2025, the ratio of total operating expenses to average net assets was 7.6%, 8.4% and 7.8%, on Class I, Class S and Class D, respectively.
The following is information about the Company’s senior securities as of the dates indicated in the table below:

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
Bard Peak Funding Facility
March 31, 2026	$1,785,973	$2,275	—	N/A
December 31, 2025	1,549,670	2,357	—	N/A
December 31, 2024	1,000,298	2,265	—	N/A
December 31, 2023	242,243	2,219	—	N/A
December 31, 2022	1,235,414	1,845	—	N/A
December 31, 2021	879,000	1,702	—	N/A

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
Castle Peak Funding Facility
March 31, 2026	$1,489,850	$2,275	—	N/A
December 31, 2025	1,760,209	2,357	—	N/A
December 31, 2024	1,194,401	2,265	—	N/A
December 31, 2023	1,121,681	2,219	—	N/A
December 31, 2022	1,146,600	1,845	—	N/A
December 31, 2021	1,171,809	1,702	—	N/A
Maroon Peak Funding Facility
March 31, 2026	—	—	—	N/A
December 31, 2025	—	—	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	300,000	1,845	—	N/A
December 31, 2021	483,952	1,702	—	N/A
Summit Peak Funding Facility
March 31, 2026	822,973	2,275	—	N/A
December 31, 2025	1,257,548	2,357	—	N/A
December 31, 2024	952,105	2,265	—	N/A
December 31, 2023	286,046	2,219	—	N/A
December 31, 2022	1,691,844	1,845	—	N/A
December 31, 2021	1,643,154	1,702	—	N/A
Denali Peak Funding Facility
March 31, 2026	604,800	2,275	—	N/A
December 31, 2025	584,800	2,357	—	N/A
December 31, 2024	562,800	2,265	—	N/A
December 31, 2023	562,800	2,219	—	N/A
December 31, 2022	749,800	1,845	—	N/A
December 31, 2021	668,400	1,702	—	N/A
Bushnell Peak Funding Facility
March 31, 2026	504,300	2,275	—	N/A
December 31, 2025	554,300	2,357	—	N/A
December 31, 2024	480,300	2,265	—	N/A
December 31, 2023	465,300	2,219	—	N/A
December 31, 2022	400,000	1,845	—	N/A
December 31, 2021	395,500	1,702	—	N/A
Granite Peak Funding Facility
March 31, 2026	474,000	2,275	—	N/A
December 31, 2025	500,000	2,357	—	N/A
December 31, 2024	493,554	2,265	—	N/A
December 31, 2023	563,600	2,219	—	N/A
December 31, 2022	647,600	1,845	—	N/A
December 31, 2021	248,000	1,702	—	N/A

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
Middle Peak Funding Facility
March 31, 2026	$750,000	$2,275	—	N/A
December 31, 2025	890,000	2,357	—	N/A
December 31, 2024	750,000	2,265	—	N/A
December 31, 2023	600,950	2,219	—	N/A
December 31, 2022	596,950	1,845	—	N/A
December 31, 2021	799,550	1,702	—	N/A
Bison Peak Funding Facility
March 31, 2026	1,155,200	2,275	—	N/A
December 31, 2025	1,437,200	2,357	—	N/A
December 31, 2024	1,203,200	2,265	—	N/A
December 31, 2023	703,200	2,219	—	N/A
December 31, 2022	1,182,000	1,845	—	N/A
December 31, 2021	1,320,800	1,702	—	N/A
Blanca Peak Funding Facility
March 31, 2026	825,000	2,275	—	N/A
December 31, 2025	951,000	2,357	—	N/A
December 31, 2024	1,375,090	2,265	—	N/A
December 31, 2023	1,375,090	2,219	—	N/A
December 31, 2022	1,081,000	1,845	—	N/A
December 31, 2021	892,800	1,702	—	N/A
Windom Peak Funding Facility
March 31, 2026	1,292,633	2,275	—	N/A
December 31, 2025	2,150,076	2,357	—	N/A
December 31, 2024	1,029,841	2,265	—	N/A
December 31, 2023	967,477	2,219	—	N/A
December 31, 2022	1,741,465	1,845	—	N/A
December 31, 2021	989,759	1,702	—	N/A
Monarch Peak Funding Facility
March 31, 2026	1,050,000	2,275	—	N/A
December 31, 2025	1,500,000	2,357	—	N/A
December 31, 2024	750,000	2,265	—	N/A
December 31, 2023	1,400,400	2,219	—	N/A
December 31, 2022	873,400	1,845	—	N/A
December 31, 2021	567,400	1,702	—	N/A
Borah Peak Funding Facility
March 31, 2026	—	—	—	N/A
December 31, 2025	—	—	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	130,000	2,219	—	N/A
December 31, 2022	223,000	1,845	—	N/A
December 31, 2021	—	—	—	N/A

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
2022-1 BSL WH
March 31, 2026	$—	$—	—	N/A
December 31, 2025	—	—	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	148,000	1,845	—	N/A
December 31, 2021	—	—	—	N/A
Naomi Peak Funding Facility
March 31, 2026	—	—	—	N/A
December 31, 2025	—	—	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	385,000	2,219	—	N/A
December 31, 2022	400,000	1,845	—	N/A
December 31, 2021	—	—	—	N/A
Meridian Peak Funding Facility
March 31, 2026	—	—	—	N/A
December 31, 2025	—	—	—	N/A
December 31, 2024	246,000	2,265	—	N/A
December 31, 2023	246,000	2,219	—	N/A
December 31, 2022	170,000	1,845	—	N/A
December 31, 2021	—	—	—	N/A
Haydon Peak Funding Facility
March 31, 2026	189,000	2,275	—	N/A
December 31, 2025	212,000	2,357	—	N/A
December 31, 2024	250,000	2,265	—	N/A
December 31, 2023	49,000	2,219	—	N/A
December 31, 2022	49,000	1,845	—	N/A
December 31, 2021	—	—	—	N/A
Bear Peak Funding Facility
March 31, 2026	—	—	—	N/A
December 31, 2025	587,017	2,357	—	N/A
December 31, 2024	164,816	2,265	—	N/A
December 31, 2023	360,531	2,219	—	N/A
December 31, 2022	166,031	1,845	—	N/A
December 31, 2021	—	—	—	N/A
Phoenix Peak Funding Facility
March 31, 2026	217,723	2,275	—	N/A
December 31, 2025	221,455	2,357	—	N/A
December 31, 2024	197,736	2,265	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
2025-2 Lender Finance Warehouse Facility
March 31, 2026	$—	$—	—	N/A
December 31, 2025	—	2,357	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
Sonora Peak Funding Facility
March 31, 2026	550,000	2,275	—	N/A
December 31, 2025	—	—	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
Ramsey Peak Funding Facility
March 31, 2026	—	2,275	—	N/A
December 31, 2025	—	—	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
Crystal Peak Funding Facility
March 31, 2026	—	2,275	—	N/A
December 31, 2025	—	—	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
Weller Peak Funding Facility
March 31, 2026	—	2,275	—	N/A
December 31, 2025	—	—	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
PC Static 2026-1 Funding Facility
March 31, 2026	—	2,275	—	N/A
December 31, 2025	—	—	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
Revolving Credit Facility
March 31, 2026	$2,474,396	$2,275	—	N/A
December 31, 2025	2,259,240	2,357	—	N/A
December 31, 2024	4,639,587	2,265	—	N/A
December 31, 2023	1,131,025	2,219	—	N/A
December 31, 2022	1,470,758	1,845	—	N/A
December 31, 2021	1,144,422	1,702	—	N/A
June 2024 Notes
March 31, 2026	—	—	—	N/A
December 31, 2025	—	—	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	435,000	2,219	—	N/A
December 31, 2022	435,000	1,845	—	N/A
December 31, 2021	435,000	1,702	—	N/A
2026 Notes
March 31, 2026	400,000	2,275	—	N/A
December 31, 2025	400,000	2,357	—	N/A
December 31, 2024	400,000	2,265	—	N/A
December 31, 2023	400,000	2,219	—	N/A
December 31, 2022	400,000	1,845	—	N/A
December 31, 2021	400,000	1,702	—	N/A
May 2027 Notes
March 31, 2026	625,000	2,275	—	N/A
December 31, 2025	625,000	2,357	—	N/A
December 31, 2024	625,000	2,265	—	N/A
December 31, 2023	625,000	2,219	—	N/A
December 31, 2022	625,000	1,845	—	N/A
December 31, 2021	—	—	—	N/A
October 2027 Notes
March 31, 2026	350,000	2,275	—	N/A
December 31, 2025	350,000	2,357	—	N/A
December 31, 2024	350,000	2,265	—	N/A
December 31, 2023	350,000	2,219	—	N/A
December 31, 2022	350,000	1,845	—	N/A
December 31, 2021	—	—	—	N/A
March 2031 5.54% Notes
March 31, 2026	500,000	2,275	—	N/A
December 31, 2025	500,000	2,357	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
March 2033 Notes
March 31, 2026	$500,000	$2,275	—	N/A
December 31, 2025	500,000	2,357	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
January 2032 Series 2026A Notes
March 31, 2026	210,000	2,275	—	N/A
December 31, 2025	—	—	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
September 2024 Notes
March 31, 2026	—	—	—	N/A
December 31, 2025	—	—	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	365,000	2,219	—	N/A
December 31, 2022	365,000	1,845	—	N/A
December 31, 2021	365,000	1,702	—	N/A
December 2026 Notes
March 31, 2026	1,250,000	2,275	—	N/A
December 31, 2025	1,250,000	2,357	—	N/A
December 31, 2024	1,250,000	2,265	—	N/A
December 31, 2023	1,250,000	2,219	—	N/A
December 31, 2022	1,250,000	1,845	—	N/A
December 31, 2021	1,250,000	1,702	—	N/A
November 2026 Eurobonds
March 31, 2026	577,925	2,275	—	N/A
December 31, 2025	587,600	2,357	—	N/A
December 31, 2024	517,925	2,265	—	N/A
December 31, 2023	551,975	2,219	—	N/A
December 31, 2022	534,975	1,845	—	N/A
December 31, 2021	569,958	1,702	—	N/A
November 2024 Notes
March 31, 2026	—	—	—	N/A
December 31, 2025	—	—	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	500,000	2,219	—	N/A
December 31, 2022	500,000	1,845	—	N/A
December 31, 2021	500,000	1,702	—	N/A

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
March 2027 Notes
March 31, 2026	$1,000,000	$2,275	—	N/A
December 31, 2025	1,000,000	2,357	—	N/A
December 31, 2024	1,000,000	2,265	—	N/A
December 31, 2023	1,000,000	2,219	—	N/A
December 31, 2022	1,000,000	1,845	—	N/A
December 31, 2021	1,000,000	1,702	—	N/A
January 2025 Notes
March 31, 2026	—	—	—	N/A
December 31, 2025	—	—	—	N/A
December 31, 2024	500,000	2,265	—	N/A
December 31, 2023	500,000	2,219	—	N/A
December 31, 2022	500,000	1,845	—	N/A
December 31, 2021	—	—	—	N/A
January 2029 Notes
March 31, 2026	650,000	2,275	—	N/A
December 31, 2025	650,000	2,357	—	N/A
December 31, 2024	650,000	2,265	—	N/A
December 31, 2023	650,000	2,219	—	N/A
December 31, 2022	650,000	1,845	—	N/A
December 31, 2021	—	—	—	N/A
March 2025 Notes
March 31, 2026	—	—	—	N/A
December 31, 2025	—	—	—	N/A
December 31, 2024	900,000	2,265	—	N/A
December 31, 2023	900,000	2,219	—	N/A
December 31, 2022	900,000	1,845	—	N/A
December 31, 2021	—	—	—	N/A
April 2026 UK Bonds
March 31, 2026	330,900	2,275	—	N/A
December 31, 2025	336,988	2,357	—	N/A
December 31, 2024	312,975	2,265	—	N/A
December 31, 2023	318,663	2,219	—	N/A
December 31, 2022	301,725	1,845	—	N/A
December 31, 2021	—	—	—	N/A
September 2025 Notes
March 31, 2026	—	—	—	N/A
December 31, 2025	—	—	—	N/A
December 31, 2024	800,000	2,265	—	N/A
December 31, 2023	800,000	2,219	—	N/A
December 31, 2022	800,000	1,845	—	N/A
December 31, 2021	—	—	—	N/A

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
November 2028 Notes
March 31, 2026	$650,000	$2,275	—	N/A
December 31, 2025	650,000	2,357	—	N/A
December 31, 2024	500,000	2,265	—	N/A
December 31, 2023	500,000	2,219	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
January 2031 Notes
March 31, 2026	600,000	2,275	—	N/A
December 31, 2025	600,000	2,357	—	N/A
December 31, 2024	500,000	2,265	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
July 2029 Notes
March 31, 2026	900,000	2,275	—	N/A
December 31, 2025	900,000	2,357	—	N/A
December 31, 2024	500,000	2,265	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
September 2027 Notes
March 31, 2026	400,000	2,275	—	N/A
December 31, 2025	400,000	2,357	—	N/A
December 31, 2024	400,000	2,265	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
April 2030 Notes
March 31, 2026	400,000	2,275	—	N/A
December 31, 2025	400,000	2,357	—	N/A
December 31, 2024	400,000	2,265	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
November 2029 Notes
March 31, 2026	400,000	2,275	—	N/A
December 31, 2025	400,000	2,357	—	N/A
December 31, 2024	400,000	2,265	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
November 2034 Notes
March 31, 2026	$800,000	$2,275	—	N/A
December 31, 2025	800,000	2,357	—	N/A
December 31, 2024	800,000	2,265	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
January 2032 Notes
March 31, 2026	1,000,000	2,275	—	N/A
December 31, 2025	1,000,000	2,357	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
September 2030 Notes
March 31, 2026	500,000	2,275	—	N/A
December 31, 2025	500,000	2,357	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
March 2031 5.350% Notes
March 31, 2026	700,000	2,275	—	N/A
December 31, 2025	—	—	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
2021-1 BSL Notes
March 31, 2026	—	—	—	N/A
December 31, 2025	—	—	—	N/A
December 31, 2024	663,000	2,265	—	N/A
December 31, 2023	663,000	2,219	—	N/A
December 31, 2022	663,000	1,845	—	N/A
December 31, 2021	663,000	1,702	—	N/A
2021-2 Notes
March 31, 2026	505,800	2,275	—	N/A
December 31, 2025	505,800	2,357	—	N/A
December 31, 2024	505,800	2,265	—	N/A
December 31, 2023	505,800	2,219	—	N/A
December 31, 2022	505,800	1,845	—	N/A
December 31, 2021	505,800	1,702	—	N/A

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
MML 2021-1 Debt
March 31, 2026	$690,000	$2,275	—	N/A
December 31, 2025	690,000	2,357	—	N/A
December 31, 2024	690,000	2,265	—	N/A
December 31, 2023	690,000	2,219	—	N/A
December 31, 2022	690,000	1,845	—	N/A
December 31, 2021	690,000	1,702	—	N/A
MML 2022-1 Debt
March 31, 2026	759,000	2,275	—	N/A
December 31, 2025	759,000	2,357	—	N/A
December 31, 2024	759,000	2,265	—	N/A
December 31, 2023	759,000	2,219	—	N/A
December 31, 2022	759,000	1,845	—	N/A
December 31, 2021	—	—	—	N/A
2022-1 BSL Debt
March 31, 2026	420,000	2,275	—	N/A
December 31, 2025	420,000	2,357	—	N/A
December 31, 2024	420,000	2,265	—	N/A
December 31, 2023	420,000	2,219	—	N/A
December 31, 2022	420,000	1,845	—	N/A
December 31, 2021	—	—	—	N/A
MML 2022-2 Debt
March 31, 2026	300,500	2,275	—	N/A
December 31, 2025	300,500	2,357	—	N/A
December 31, 2024	300,500	2,265	—	N/A
December 31, 2023	300,500	2,219	—	N/A
December 31, 2022	300,500	1,845	—	N/A
December 31, 2021	—	—	—	N/A
2023-1 Notes
March 31, 2026	305,000	2,275	—	N/A
December 31, 2025	305,000	2,357	—	N/A
December 31, 2024	305,000	2,265	—	N/A
December 31, 2023	305,000	2,219	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
2024-1 Notes
March 31, 2026	244,000	2,275	—	N/A
December 31, 2025	244,000	2,357	—	N/A
December 31, 2024	244,000	2,265	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
2024-2 Notes
March 31, 2026	$305,000	$2,275	—	N/A
December 31, 2025	305,000	2,357	—	N/A
December 31, 2024	305,000	2,265	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
2025-1 Notes
March 31, 2026	884,000	2,275	—	N/A
December 31, 2025	884,000	2,357	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
2025-1 Lender Finance
March 31, 2026	890,000	2,275	—	N/A
December 31, 2025	890,000	2,357	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
2025-1 BSL Notes
March 31, 2026	528,975	2,275	—	N/A
December 31, 2025	661,625	2,357	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
2025-2 Lender Finance
March 31, 2026	882,500	2,275	—	N/A
December 31, 2025	—	—	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
2026-1 Notes
March 31, 2026	735,000	2,275	—	N/A
December 31, 2025	—	—	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
Short-Term Borrowings
March 31, 2026	$938,093	$2,275	—	N/A
December 31, 2025	856,829	2,357	—	N/A
December 31, 2024	420,829	2,265	—	N/A
December 31, 2023	28,546	2,219	—	N/A
December 31, 2022	619,377	1,845	—	N/A
December 31, 2021	718,156	1,702	—	N/A

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
As of March 31, 2026 and December 31, 2025, the aggregate principal amount of indebtedness outstanding was $35.3 billion and $35.1 billion, respectively.
Note 11. Joint Ventures
BCRED Emerald JV
Emerald JV was formed as a joint venture between the Company and a large North American pension fund, commenced operations on January 19, 2022 and operates under a limited partnership agreement. The Emerald JV’s principal purpose is to make investments, primarily in senior secured loans that are made to middle-market companies or in broadly syndicated loans and, to a lesser extent, make other debt and equity investments.
As of March 31, 2026 and December 31, 2025, a wholly-owned subsidiary of the Company and entities affiliated with, and controlled by, a North American pension fund (collectively, the “Emerald JV Partner”) had commitments to contribute up to $2,250.0 million and $750.0 million of capital, respectively, to the Emerald JV.
As of March 31, 2026, the Company and the Emerald JV Partner had made capital contributions (net of returns of capital) of $1,836.0 million and $612.0 million, respectively. As of December 31, 2025, the Company and the Emerald JV Partner had made capital contributions (net of returns of capital) of $1,815.0 million and $605.0 million, respectively. As of March 31, 2026, the Company and the Emerald JV Partner had $414.0 million and $138.0 million, respectively, of capital remained uncalled. As of December 31, 2025, the Company and the Emerald JV Partner had $435.0 million and $145.0 million of capital remained uncalled. The Company and the Emerald JV Partner may, from time-to-time, make additional contributions of capital or may receive returns of capital from the Emerald JV.
As of March 31, 2026 and December 31, 2025, the Company’s and the Emerald JV Partner’s equity ownership interests in the Emerald JV were 75% and 25%, respectively.
From time to time, the Company may purchase investments from, or sell investments to, the Emerald JV. Any such purchases and sales require the approval of the Emerald JV’s general partner, which is jointly controlled by the Company and the Emerald JV Partner. For the three months ended March 31, 2026, the Company sold an investment to Emerald JV with a par value of $1.1 billion, for a total cash purchase price based on then-current fair value (at the time of purchase) of $1.1 billion. The Company recognized $0.2 million of net realized gains as a result of sales of investments to the Emerald JV and are included in net realized gain (loss) on investments in the Condensed Consolidated Statements of Operations.

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The Company and the Emerald JV Partner, through their joint control of the Emerald JV’s general partner, have equal control of the Emerald JV’s investment decisions, the decision to call additional capital up to the amounts committed by the Company and the Emerald JV Partner, the decision to return capital or to make distributions, and generally all other decisions in respect of the Emerald JV must be approved by the Emerald JV’s investment committee or board of directors, each of which consists of an equal number of representatives of the Company and the Emerald JV Partner. The initial term of the Emerald JV was three years from the commencement of operations, and will continue for successive six-month periods thereafter upon the approval of the Emerald JV’s general partner, except in the case of a dissolution event. The Company’s investment in the Emerald JV cannot be transferred without the consent of the Emerald JV Partner. Effective January 18, 2026, the Emerald JV’s general partner approved the extension of the Emerald JV to July 18, 2026.
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
The Company’s investment in the Emerald JV is disclosed on the Company’s Condensed Consolidated Schedules of Investments as of March 31, 2026 and December 31, 2025.

BCRED Emerald JV LP
Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)
The following table presents the consolidated schedule of investments of the Emerald JV as of March 31, 2026:

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt
Aerospace & Defense
Atlas CC Acquisition Corp.	(10)(17)	SOFR +	4.25%	8.22%	7/25/2025	5/25/2029	$8,167	$5,791	$1,731	0.08%
Atlas CC Acquisition Corp.	(10)(17)	SOFR +	4.25%	8.18%	7/25/2025	5/25/2029	1,186	783	251	0.01
Dynasty Acquisition Co, Inc.	(8)	SOFR +	2.00%	5.67%	10/14/2025	10/31/2031	7,208	7,219	7,220	0.35
Dynasty Acquisition Co, Inc.	(8)	SOFR +	2.00%	5.67%	10/14/2025	10/31/2031	2,742	2,746	2,746	0.13
Peraton Corp.	(10)	SOFR +	3.75%	7.52%	8/4/2022	2/1/2028	19,969	19,946	17,090	0.83
Propulsion BC Newco, LLC	(9)	SOFR +	2.50%	6.20%	12/1/2025	12/1/2032	3,162	3,155	3,167	0.15
Sanders Industries Holdings, Inc.	(7)(9)	SOFR +	2.50%	6.20%	3/10/2025	2/26/2032	23,221	23,070	23,259	1.13
Signia Aerospace, LLC	(7)(8)	SOFR +	2.75%	6.42%	7/23/2025	12/11/2031	20,737	20,804	20,818	1.01
TransDigm, Inc.	(8)	SOFR +	2.50%	6.17%	11/19/2024	1/19/2032	9,850	9,886	9,860	0.48
TransDigm, Inc.	(8)	SOFR +	2.50%	6.17%	11/19/2024	2/28/2031	3,950	3,931	3,955	0.19
TransDigm, Inc.	(8)	SOFR +	2.50%	6.17%	8/13/2025	8/19/2032	6,747	6,731	6,754	0.33
TransDigm, Inc.	(8)	SOFR +	2.25%	5.92%	9/11/2025	3/22/2030	10,891	10,933	10,904	0.53
Vertex Aerospace Services Corp.	(10)	SOFR +	2.25%	5.92%	1/19/2022	12/6/2030	12,506	12,476	12,533	0.61
								127,471	120,288	5.83
Air Freight & Logistics
AIT Worldwide Logistics Holdings, Inc.	(10)	SOFR +	4.00%	7.67%	10/30/2024	4/8/2030	20,067	20,067	20,130	0.98
Mode Purchaser, Inc.	(4)(11)	SOFR +	6.25%	10.04%	1/19/2022	12/9/2027	30,993	30,993	27,739	1.35
RWL Holdings, LLC	(4)(10)	SOFR +	5.75%	9.60%	1/19/2022	12/31/2028	26,031	25,825	24,730	1.20
Savage Enterprises, LLC	(8)	SOFR +	2.50%	6.17%	7/30/2025	8/5/2032	8,996	8,987	9,009	0.44
SEKO Global Logistics Network, LLC	(4)(11)	SOFR +	10.00%	13.67% PIK	11/27/2024	11/27/2029	2,960	2,926	2,960	0.14
SEKO Global Logistics Network, LLC	(4)(11)	SOFR +	7.00%	10.67% PIK	11/27/2024	5/27/2030	8,844	8,844	8,844	0.43
SEKO Global Logistics Network, LLC	(4)(7)(11)	SOFR +	10.50%	14.17% (incl. 9.50% PIK)	11/10/2025	11/27/2029	684	682	684	0.03
Stonepeak Nile Parent, LLC	(8)	SOFR +	2.25%	5.92%	10/14/2025	4/9/2032	23,259	23,229	23,251	1.13
Wwex Uni Topco Holdings, LLC	(10)	SOFR +	4.00%	7.70%	11/8/2024	7/26/2028	6,159	6,083	6,171	0.30
Wwex Uni Topco Holdings, LLC	(4)(10)	SOFR +	4.75%	8.45%	3/21/2025	7/26/2028	15,329	15,142	15,406	0.75
								142,778	138,924	6.75
Airlines (Passenger Airlines)
Air Canada	(8)	SOFR +	1.75%	5.42%	1/9/2026	3/21/2031	1,383	1,383	1,375	0.07
American Airlines, Inc.	(8)	SOFR +	2.25%	5.92%	1/19/2022	4/20/2028	2,461	2,461	2,443	0.12
American Airlines, Inc.	(8)	SOFR +	2.25%	6.00%	12/12/2024	2/15/2028	14,847	14,890	14,513	0.71
American Airlines, Inc.	(8)	SOFR +	2.75%	6.42%	5/28/2025	5/28/2032	2,844	2,819	2,824	0.14
JetBlue Airways Corp.	(9)	SOFR +	4.75%	8.44%	11/7/2024	8/27/2029	4,925	4,941	4,529	0.22
OneSky Flight, LLC	(8)	SOFR +	2.75%	6.43%	2/17/2026	2/17/2033	2,415	2,403	2,412	0.12
								28,897	28,096	1.38

BCRED Emerald JV LP
Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Automobile Components
Belron Finance 2019, LLC	(9)	SOFR +	2.00%	5.66%	2/9/2026	10/16/2031		$9,851	$9,943	$9,859	0.48%
Clarios Global, LP	(8)	SOFR +	2.50%	6.17%	3/5/2025	5/6/2030		8,912	8,915	8,896	0.43
Clarios Global, LP	(8)	SOFR +	2.75%	6.42%	1/28/2025	1/28/2032		23,365	23,298	23,336	1.14
Valvoline, Inc.	(8)	SOFR +	2.00%	5.67%	3/19/2025	12/1/2032		2,686	2,674	2,699	0.13
									44,830	44,790	2.18
Biotechnology
Alkermes, Inc.	(8)	SOFR +	2.75%	6.42%	2/12/2026	8/12/2031		2,136	2,131	2,155	0.10
Grifols Worldwide Operations USA, Inc.	(8)	SOFR +	2.00%	5.77%	7/23/2025	11/15/2027		10,000	9,991	10,002	0.49
									12,122	12,157	0.59
Broadline Retail
Peer Holding III, BV	(8)	SOFR +	2.25%	5.95%	9/29/2025	9/29/2032		4,127	4,127	4,097	0.20
Building Products
Fencing Supply Group Acquisition, LLC	(4)(11)	SOFR +	6.00%	9.77%	1/19/2022	2/26/2029		19,708	19,685	18,969	0.92
LBM Acquisition, LLC	(10)	SOFR +	3.75%	7.52%	6/6/2024	6/6/2031		9,295	9,217	7,501	0.37
MIWD Holdco II, LLC	(8)	SOFR +	2.75%	6.42%	10/3/2024	3/28/2031		9,083	9,158	8,398	0.41
Resideo Funding, Inc.	(8)	SOFR +	2.00%	5.67%	8/8/2025	8/13/2032		6,679	6,681	6,671	0.32
TCP Sunbelt Acquisition, Co.	(8)	SOFR +	4.25%	7.92%	10/15/2024	10/24/2031		25,073	24,872	25,120	1.22
Windows Acquisition Holdings, Inc.	(4)(11)	SOFR +	6.50%	10.35%	1/19/2022	12/29/2026		10,473	10,473	8,169	0.40
									80,086	74,828	3.64
Capital Markets
Apex Group Treasury, LLC	(8)	SOFR +	3.50%	7.17%	2/27/2025	2/27/2032		71,116	71,067	65,012	3.17
Aretec Group, Inc.	(8)	SOFR +	3.00%	6.67%	11/20/2025	8/9/2030		19,216	19,070	19,001	0.93
Chrysaor Bidco S.à r.l.	(9)	SOFR +	3.25%	6.90%	10/14/2025	10/30/2031		1,583	1,579	1,582	0.08
Citco Funding, LLC	(9)	SOFR +	2.00%	5.67%	1/30/2026	1/30/2033		7,164	7,146	7,145	0.35
EP Wealth Advisors, LLC	(8)	SOFR +	3.00%	6.70%	10/16/2025	10/18/2032		2,415	2,410	2,420	0.12
Focus Financial Partners, LLC	(8)	SOFR +	2.50%	6.17%	3/13/2025	9/15/2031		25,893	25,792	25,115	1.22
GTCR Everest Borrower, LLC	(8)	SOFR +	2.50%	6.20%	2/3/2026	9/5/2031		25,250	25,130	25,100	1.22
Hudson River Trading, LLC	(8)	SOFR +	2.50%	6.18%	1/21/2026	3/18/2030		2,645	2,634	2,637	0.13
ITG Communications, LLC	(4)(8)	SOFR +	4.75%	8.45%	7/1/2025	7/9/2031		9,109	8,804	8,699	0.42
Jane Street Group, LLC	(8)	SOFR +	2.00%	5.67%	7/23/2025	12/15/2031		8,228	8,190	8,087	0.39
Jump Financial, LLC	(8)	SOFR +	3.50%	7.20%	7/31/2025	2/26/2032		696	696	697	0.03
Kestra Advisor Services Holdings A, Inc.	(8)	SOFR +	3.00%	6.67%	8/1/2025	3/21/2031		1,570	1,570	1,561	0.08
Osaic Holdings, Inc.	(8)	SOFR +	2.50%	6.20%	2/2/2026	7/30/2032		25,722	25,690	25,290	1.23
Resolute Investment Managers, Inc.	(11)	SOFR +	6.50%	10.46%	12/29/2023	10/30/2028		939	933	753	0.04
Saphilux S.à r.l.	(8)	S +	4.25%	8.22%	7/27/2023	7/18/2028	GBP	20,000	25,560	26,505	1.29
Saphilux S.à r.l.	(8)	SOFR +	3.00%	6.73%	7/17/2025	7/18/2028		1,323	1,323	1,324	0.06

BCRED Emerald JV LP
Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Capital Markets (continued)
Situs-AMC Holdings Corporation	(4)(10)	SOFR +	5.50%	9.20%	9/26/2022	5/14/2031	$89,637	$89,108	$89,637	4.37%
Superannuation & Investments US, LLC	(9)	SOFR +	2.50%	6.17%	1/30/2026	12/1/2028	3,064	3,069	3,067	0.15
The Edelman Financial Engines Center, LLC	(8)	SOFR +	3.00%	6.67%	6/5/2024	4/7/2028	18,395	18,395	18,398	0.90
								338,166	332,030	16.18
Chemicals
Derby Buyer, LLC	(9)	SOFR +	3.00%	6.68%	12/13/2024	11/1/2030	13,012	13,066	13,019	0.63
Discovery Purchaser Corp.	(9)	SOFR +	3.75%	7.42%	12/2/2024	10/4/2029	9,927	9,988	9,791	0.48
Fortis 333, Inc.	(8)	SOFR +	3.50%	7.17%	2/6/2025	3/27/2032	3,474	3,466	3,385	0.16
Latham Pool Products, Inc.	(4)(7)(8)	SOFR +	3.50%	7.26%	1/19/2022	2/23/2027	4,650	4,650	4,526	0.22
Olympus Water US Holding Corp.	(8)	SOFR +	3.25%	6.95%	11/3/2025	11/3/2032	2,680	2,674	2,591	0.13
Pigments Services, Inc.	(4)(14)(17)	SOFR +	8.25%	12.02% PIK	4/14/2023	4/14/2029	8,303	4,670	0	0.00
Pigments Services, Inc.	(4)(14)(17)	SOFR +	8.25%	12.02% PIK	4/14/2023	4/14/2029	4,054	3,558	2,182	0.11
Solstice Advanced Materials, Inc.	(8)	SOFR +	1.75%	5.42%	10/29/2025	10/29/2032	2,915	2,911	2,934	0.14
								44,983	38,428	1.87
Commercial Services & Supplies
Access CIG, LLC	(9)	SOFR +	4.00%	7.70%	8/15/2025	8/19/2030	21,443	21,182	19,495	0.95
Allied Universal Holdco, LLC	(8)	SOFR +	3.25%	6.92%	8/6/2025	8/20/2032	33,147	33,109	33,189	1.62
Anticimex, Inc.	(8)	SOFR +	2.90%	6.56%	11/21/2025	11/17/2031	30,436	30,420	30,522	1.49
Armor Holdco, Inc.	(9)	SOFR +	3.75%	7.55%	11/20/2025	12/10/2031	13,985	13,958	13,930	0.68
Belfor Holdings, Inc.	(9)	SOFR +	2.75%	6.42%	8/8/2025	11/1/2030	142	142	143	0.01
DG Investment Intermediate Holdings 2, Inc.	(8)	SOFR +	3.25%	6.92%	7/2/2025	7/9/2032	13,380	13,326	13,388	0.65
EAB Global, Inc.	(9)	SOFR +	3.00%	6.70%	1/19/2022	8/16/2030	13,001	12,996	11,619	0.57
Foundational Education Group, Inc.	(9)	SOFR +	3.75%	7.68%	6/7/2022	8/31/2028	3,840	3,785	3,532	0.17
GFL Environmental Services USA, Inc.	(8)	SOFR +	2.50%	6.17%	3/3/2025	3/3/2032	18,035	18,025	18,057	0.88
International SOS (The Americas), LP	(4)(9)	SOFR +	2.75%	6.45%	6/28/2024	9/7/2028	1,916	1,916	1,916	0.09
JSS Holdings, Inc.	(4)(10)	SOFR +	5.00%	8.71% (incl. 2.75% PIK)	1/19/2022	11/8/2031	37,683	37,528	37,683	1.84
KPSKY Acquisition, Inc.	(4)(10)(18)	SOFR +	5.50%	9.27%	9/26/2022	10/19/2028	131,873	129,003	116,378	5.67
Lsf12 Crown US Commercial Bidco, LLC	(8)	SOFR +	3.00%	6.67%	1/20/2026	12/2/2031	6,397	6,397	6,412	0.31
OMNIA Partners, LLC	(8)	SOFR +	2.75%	6.43%	1/26/2024	12/31/2032	32,538	32,696	32,551	1.59
Pinnacle Buyer, LLC	(7)(8)	SOFR +	2.50%	6.16%	9/11/2025	10/1/2032	10,086	10,084	10,115	0.49

BCRED Emerald JV LP
Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Commercial Services & Supplies (continued)
Polyphase Elevator Holding, Co.	(4)(10)	SOFR +	5.00%	8.70%	11/24/2025	11/24/2032	$29,206	$28,765	$29,206	1.42%
Prime Security Services Borrower, LLC	(8)	SOFR +	2.00%	5.66%	11/20/2024	10/13/2030	15,074	15,043	15,027	0.73
Prime Security Services Borrower, LLC	(8)	SOFR +	1.75%	5.41%	10/1/2025	3/7/2032	3,845	3,809	3,798	0.19
Pye-Barker Fire & Safety, LLC	(7)(8)	SOFR +	2.50%	6.17%	12/16/2025	12/16/2032	11,269	11,215	11,304	0.55
Tempo Acquisition, LLC	(9)	SOFR +	1.75%	5.42%	3/13/2025	8/31/2028	8,269	8,247	6,001	0.29
The Action Environmental Group, Inc.	(9)	SOFR +	3.00%	6.69%	1/15/2026	10/24/2030	151	151	151	0.01
TMF Sapphire Bidco, BV	(8)	SOFR +	2.75%	6.40%	1/22/2025	5/3/2028	271	271	272	0.01
								432,068	414,689	20.21
Communications Equipment
Viavi Solutions, Inc.	(8)	SOFR +	2.50%	6.17%	10/16/2025	10/16/2032	2,127	2,122	2,135	0.10
Construction & Engineering
Amentum Holdings, Inc.	(8)	SOFR +	2.00%	5.67%	4/4/2025	9/29/2031	3,985	3,860	3,991	0.19
Azuria Water Solutions, Inc.	(10)	SOFR +	3.00%	6.67%	5/15/2025	5/17/2028	5,351	5,309	5,313	0.26
Brookfield WEC Holdings, Inc.	(8)	SOFR +	2.00%	5.67%	1/25/2024	1/27/2031	33,467	33,479	33,446	1.63
Centuri Group, Inc.	(8)	SOFR +	2.00%	5.67%	1/12/2026	7/9/2032	3,135	3,128	3,144	0.15
Dycom Industries, Inc.	(8)	SOFR +	1.75%	5.42%	1/27/2026	1/27/2033	2,863	2,856	2,878	0.14
Green Infrastructure Partners US, LLC	(8)	SOFR +	2.75%	6.45%	9/19/2025	9/24/2032	9,363	9,365	9,363	0.46
Socotec US Holding, Inc.	(10)	SOFR +	2.75%	6.38%	2/6/2026	6/2/2031	1,372	1,369	1,374	0.07
Tecta America Corp.	(8)	SOFR +	2.75%	6.42%	12/23/2025	2/18/2032	2,460	2,455	2,454	0.12
Touchdown Acquirer, Inc.	(8)	SOFR +	2.50%	6.16%	2/5/2026	2/21/2031	11,796	11,764	11,649	0.57
								73,585	73,612	3.59
Construction Materials
MSOF Beacon, LLC	(8)	SOFR +	2.50%	6.17%	12/23/2025	12/23/2032	1,810	1,806	1,812	0.09
Quikrete Holdings, Inc.	(8)	SOFR +	2.25%	5.92%	4/8/2025	2/10/2032	9,925	9,811	9,919	0.48
Tamko Building Products, LLC	(8)	SOFR +	2.75%	6.42%	10/23/2024	9/20/2030	7,833	7,877	7,813	0.38
								19,494	19,544	0.95
Consumer Finance
CPI Holdco B, LLC	(8)	SOFR +	2.00%	5.67%	12/11/2025	5/17/2031	10,350	10,340	10,295	0.50

BCRED Emerald JV LP
Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Containers & Packaging
Ascend Buyer, LLC	(4)(10)	SOFR +	5.25%	8.95%	9/26/2022	9/30/2028	$73,065	$72,758	$73,065	3.56%
Berlin Packaging, LLC	(8)	SOFR +	3.25%	6.91%	7/25/2025	6/7/2031	28,851	28,973	27,881	1.36
Clydesdale Acquisition Holdings, Inc.	(9)	SOFR +	3.18%	6.84%	4/13/2022	4/13/2029	31,338	31,283	29,974	1.46
Clydesdale Acquisition Holdings, Inc.	(9)	SOFR +	3.25%	6.92%	8/22/2025	4/1/2032	10,857	10,820	10,169	0.50
Graham Packaging Co., Inc.	(8)	SOFR +	2.25%	5.92%	1/26/2026	1/26/2033	5,125	5,112	5,081	0.25
ProAmpac PG Borrower, LLC	(8)	SOFR +	4.00%	7.78%	3/6/2026	3/7/2033	12,071	11,851	11,688	0.57
Ring Container Technologies Group, LLC	(9)	SOFR +	2.50%	6.17%	9/11/2025	9/15/2032	21,699	21,726	21,525	1.05
SupplyOne, Inc.	(8)	SOFR +	3.50%	7.17%	4/19/2024	4/19/2031	19,408	19,534	19,487	0.95
TricorBraun Holdings, Inc.	(9)	SOFR +	3.25%	6.92%	1/19/2022	3/3/2031	28,056	27,844	26,738	1.30
Trident TPI Holdings, Inc.	(9)	SOFR +	3.75%	7.45%	10/18/2024	9/15/2028	37,953	37,478	36,038	1.76
								267,379	261,646	12.76
Distributors
Boots Group Finco, LP	(8)	SOFR +	3.25%	6.92%	7/18/2025	8/30/2032	3,371	3,363	3,387	0.16
BP Purchaser, LLC	(4)(10)	SOFR +	7.50%	11.44% (incl. 1.00% PIK)	9/26/2022	12/11/2028	51,862	51,422	39,804	1.94
Genuine Cable Group, LLC	(4)(10)	SOFR +	5.25%	9.02%	1/19/2022	5/3/2027	31,084	31,001	30,851	1.50
Marcone Yellowstone Buyer, Inc.	(4)(10)	SOFR +	7.00%	10.81% (incl. 3.25% PIK)	9/26/2022	6/23/2028	84,755	83,962	75,856	3.70
								169,748	149,898	7.30
Diversified Consumer Services
Barbri Holdings, Inc.	(4)(10)	SOFR +	4.75%	8.44%	1/19/2022	4/30/2030	69,038	68,644	68,520	3.34
Cambium Learning Group, Inc.	(4)(7)(10)	SOFR +	5.50%	9.27%	1/19/2022	7/20/2028	33,819	33,819	32,805	1.60
Cengage Learning, Inc.	(11)	SOFR +	3.00%	6.67%	1/22/2026	3/24/2031	12,043	12,057	11,822	0.58
Covista, Inc.	(10)	SOFR +	2.25%	5.92%	3/2/2026	3/2/2033	4,318	4,297	4,332	0.21
Element Materials Technology Group US Holdings, Inc.	(9)	SOFR +	3.50%	7.20%	4/12/2022	7/6/2029	4,838	4,829	4,859	0.24
Express Wash Concepts, LLC	(4)(7)(11)	SOFR +	5.00%	8.77%	1/19/2022	4/30/2027	31,226	30,973	31,226	1.52
Express Wash Concepts, LLC	(4)(11)	SOFR +	5.00%	8.77%	1/19/2022	4/30/2027	28,030	27,942	28,030	1.37
Fugue Finance, LLC	(9)	SOFR +	2.25%	5.92%	2/4/2026	1/9/2032	7,103	7,126	7,030	0.34
GBT US III, LLC	(8)	SOFR +	2.00%	5.67%	1/21/2026	7/25/2031	1,837	1,837	1,803	0.09
Imagine Learning, LLC	(9)	SOFR +	3.50%	7.17%	2/1/2024	12/21/2029	20,670	20,663	19,223	0.94
Inspired Education US Holdings, Inc.	(8)	SOFR +	2.75%	6.42%	2/11/2026	2/28/2031	3,865	3,855	3,861	0.19
KUEHG Corp.	(9)	SOFR +	2.75%	6.45%	10/21/2024	6/12/2030	20,395	20,426	18,356	0.89

BCRED Emerald JV LP
Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Diversified Consumer Services (continued)
Learning Care Group US No 2, Inc.	(9)	SOFR +	4.00%	7.67%	3/26/2025	8/11/2028	$3,683	$3,663	$2,712	0.13%
Mckissock Investment Holdings, LLC	(10)	SOFR +	5.00%	8.82%	3/10/2022	3/12/2029	3,840	3,824	3,356	0.16
Mister Car Wash Holdings, Inc.	(8)	SOFR +	2.25%	5.92%	12/6/2024	3/27/2031	8,595	8,648	8,505	0.41
Pre-Paid Legal Services, Inc.	(9)	SOFR +	3.25%	6.92%	1/19/2022	12/15/2028	27,381	27,327	23,841	1.16
Spring Education Group, Inc.	(8)	SOFR +	3.25%	6.95%	9/10/2025	10/4/2030	313	313	311	0.02
University Support Services, LLC	(9)	SOFR +	2.75%	6.42%	2/10/2022	2/10/2029	15,170	15,151	14,909	0.73
								295,394	285,501	13.92
Diversified Telecommunication Services
Radiate Holdco, LLC	(10)	SOFR +	5.00%	8.78% (incl. 1.50% PIK)	6/30/2025	9/25/2029	2,355	2,355	2,103	0.10
Zacapa, LLC	(9)	SOFR +	3.75%	7.45%	10/29/2024	3/22/2029	15,604	15,675	15,583	0.76
								18,030	17,686	0.86
Electric Utilities
Alpha Generation, LLC	(8)	SOFR +	1.75%	5.42%	7/23/2025	9/30/2031	5,284	5,287	5,277	0.26
Cogentrix Finance Holdco I, LLC	(8)	SOFR +	2.25%	5.92%	8/7/2025	2/26/2032	7,180	7,182	7,191	0.35
NRG Energy, Inc.	(8)	SOFR +	1.75%	5.52%	7/23/2025	4/16/2031	4,962	4,970	4,978	0.24
								17,439	17,446	0.85
Electrical Equipment
Aggreko Holdings, Inc.	(9)	SOFR +	3.00%	6.66%	1/8/2026	5/21/2031	1,392	1,392	1,395	0.07
Arcline FM Holdings, LLC	(10)	SOFR +	2.75%	6.45%	3/27/2025	6/23/2030	2,931	2,931	2,939	0.14
Forgent Intermediate IV, LLC	(8)	SOFR +	3.00%	6.66%	12/19/2025	12/20/2032	4,830	4,784	4,859	0.24
Madison IAQ, LLC	(9)	SOFR +	2.50%	6.13%	1/19/2022	6/21/2028	31,143	31,123	31,171	1.52
Madison IAQ, LLC	(9)	SOFR +	2.75%	6.38%	11/6/2025	11/8/2032	7,530	7,464	7,555	0.37
								47,694	47,919	2.34
Electronic Equipment, Instruments & Components
Albireo Energy, LLC	(4)(11)	SOFR +	5.75%	9.51%	2/5/2026	12/23/2029	3,920	3,912	3,920	0.19
Albireo Energy, LLC	(4)(11)	SOFR +	5.75%	9.51%	2/5/2026	12/23/2029	10,394	10,369	10,394	0.51
Infinite Bidco, LLC	(9)	SOFR +	3.75%	7.68%	1/19/2022	3/2/2028	2,330	2,333	2,218	0.11
Modena Buyer, LLC	(8)	SOFR +	4.25%	7.92%	7/1/2024	7/1/2031	3,061	3,015	2,758	0.13
Project Aurora US Finco, Inc.	(8)	SOFR +	2.75%	6.45%	1/7/2026	9/30/2032	2,891	2,884	2,900	0.14
Qnity Electronics, Inc.	(8)	SOFR +	2.00%	5.67%	10/31/2025	11/1/2032	13,592	13,560	13,592	0.66
Sanmina Corp.	(4)(8)	SOFR +	2.00%	5.67%	10/27/2025	10/27/2032	5,148	5,136	5,161	0.25
								41,209	40,943	1.99
Energy Equipment & Services
Covia Holdings, LLC	(8)	SOFR +	2.75%	6.40%	7/31/2025	2/26/2032	2,812	2,806	2,812	0.14
Ursa Minor US Bidco, LLC	(8)	SOFR +	2.25%	5.95%	11/13/2025	3/26/2031	4,950	5,003	4,958	0.24
								7,809	7,770	0.38

BCRED Emerald JV LP
Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Entertainment
EOC Borrower, LLC	(8)	SOFR +	2.75%	6.42%	3/31/2025	3/24/2032	$14,555	$14,481	$14,541	0.71%
TKO Worldwide Holdings, LLC	(8)	SOFR +	2.00%	5.66%	9/9/2025	11/21/2031	7,488	7,488	7,492	0.36
								21,969	22,033	1.07
Financial Services
Bcpe Pequod Buyer, Inc.	(8)	SOFR +	2.75%	6.42%	12/5/2025	11/25/2031	1,991	1,982	1,936	0.09
Chicago US Midco III, LP	(7)(8)	SOFR +	2.50%	6.17%	10/30/2025	11/1/2032	8,220	8,200	8,143	0.40
Corpay Technologies Operating Co, LLC	(8)	SOFR +	1.75%	5.42%	11/5/2025	11/5/2032	4,380	4,359	4,378	0.21
Mitchell International, Inc.	(9)	SOFR +	3.00%	6.67%	1/22/2026	6/17/2031	14,775	14,767	14,139	0.69
Mitchell International, Inc.	(9)	SOFR +	3.00%	6.67%	1/16/2026	6/17/2031	1,264	1,264	1,209	0.06
Planet US Buyer, LLC	(8)	SOFR +	3.00%	6.67%	11/25/2024	2/7/2031	10,654	10,738	10,671	0.52
Shift4 Payments, LLC	(8)	SOFR +	2.00%	5.65%	1/5/2026	7/3/2032	2,639	2,633	2,637	0.13
Synechron, Inc.	(8)	SOFR +	3.75%	7.45%	10/3/2024	10/3/2031	3,980	3,935	3,666	0.18
								47,878	46,779	2.28
Food Products
CHG PPC Parent, LLC	(9)	SOFR +	3.00%	6.78%	11/7/2024	12/8/2028	15,751	15,806	15,790	0.77
Dreyers Grand Ice Cream, Inc.	(8)	SOFR +	2.25%	5.88%	11/7/2024	9/30/2031	21,792	21,715	21,394	1.04
Froneri US, Inc.	(8)	SOFR +	2.25%	5.88%	7/16/2025	9/30/2032	18,220	18,194	17,903	0.87
PFI Lower Midco, LLC	(8)	SOFR +	4.00%	7.67%	12/1/2025	12/1/2032	1,995	1,976	2,005	0.10
Red SPV, LLC	(8)	SOFR +	2.25%	5.92%	3/13/2025	3/15/2032	7,129	7,098	7,133	0.35
								64,789	64,225	3.13
Health Care Equipment & Supplies
Argent Finco, LLC	(8)	SOFR +	2.50%	6.16%	11/20/2025	11/12/2032	1,730	1,726	1,736	0.08
CSHC Buyerco, LLC	(4)(11)	SOFR +	4.75%	8.52%	2/15/2022	9/8/2026	7,189	7,177	7,171	0.35
CSHC Buyerco, LLC	(4)(10)	SOFR +	4.75%	8.52%	2/15/2022	9/8/2026	3,424	3,418	3,415	0.17
Embecta Corp.	(9)	SOFR +	3.00%	6.67%	12/11/2024	3/30/2029	6,515	6,509	6,526	0.32
Natus Medical, Inc.	(4)(9)	SOFR +	5.25%	9.10%	8/18/2022	7/20/2029	3,149	3,051	3,149	0.15
Resonetics, LLC	(10)	SOFR +	2.75%	6.42%	7/24/2025	6/18/2031	7,307	7,350	7,287	0.35
WS Audiology A/S	(8)	SOFR +	3.25%	6.95%	2/13/2026	2/28/2029	18,778	18,778	18,802	0.92
								48,009	48,086	2.34

BCRED Emerald JV LP
Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Health Care Providers & Services
ACI Group Holdings, Inc.	(4)(10)(17)	SOFR +	6.00%	9.80% (incl. 3.25% PIK)	7/7/2023	8/2/2028		$133,907	$132,281	$93,400	4.55%
ADCS Clinics Intermediate Holdings, LLC	(4)(11)	SOFR +	6.25%	9.95%	1/19/2022	5/7/2027		1,674	1,670	1,507	0.07
ADCS Clinics Intermediate Holdings, LLC	(4)(11)	SOFR +	6.25%	10.05%	1/19/2022	5/7/2027		28,329	28,240	25,496	1.24
ADCS Clinics Intermediate Holdings, LLC	(4)(7)(11)	SOFR +	6.25%	9.96%	1/19/2022	5/7/2026		313	312	234	0.01
Amerivet Partners Management, Inc.	(4)(10)	SOFR +	5.50%	9.35%	9/26/2022	2/25/2028		81,366	80,571	75,874	3.70
Canadian Hospital Specialties, Ltd.	(4)(11)	CA +	4.50%	7.12%	12/20/2022	4/14/2028	CAD	28,939	21,126	20,803	1.01
CCBlue Bidco, Inc.	(4)(10)	SOFR +	6.50%	10.30% (incl. 4.00% PIK)	1/19/2022	12/21/2028		25,188	25,035	20,654	1.01
CHG Healthcare Services, Inc.	(9)	SOFR +	2.75%	6.42%	7/25/2025	9/29/2028		20,378	20,420	20,419	0.99
CNT Holdings I Corp.	(10)	SOFR +	2.50%	6.17%	4/8/2025	11/8/2032		10,444	10,359	10,451	0.51
DCA Investment Holdings, LLC	(4)(10)(17)	SOFR +	6.41%	12.10%	1/19/2022	4/3/2028		28,505	28,386	23,517	1.15
DCA Investment Holdings, LLC	(4)(10)(17)	SOFR +	6.41%	12.10%	2/25/2022	4/3/2028		794	791	655	0.03
Ensemble RCM, LLC	(8)	SOFR +	3.00%	6.66%	2/9/2026	2/9/2033		27,955	27,921	27,687	1.35
Global Medical Response, Inc.	(8)	SOFR +	3.50%	7.17%	9/10/2025	10/1/2032		38,151	38,062	38,079	1.85
Heartland Dental, LLC	(8)	SOFR +	3.75%	7.42%	8/7/2025	8/25/2032		22,771	22,730	22,754	1.11
ICS US Holdings, Inc.	(9)(17)	SOFR +	5.25%	9.13%	12/20/2022	6/8/2028		35,000	34,049	13,708	0.67
IVI America, LLC	(8)	SOFR +	3.25%	6.95%	9/11/2025	4/18/2031		490	490	494	0.02
Jayhawk Buyer, LLC	(4)(11)	SOFR +	5.25%	9.02%	1/19/2022	4/15/2028		25,464	25,421	24,827	1.21
MED ParentCo, LP	(8)	SOFR +	3.00%	6.67%	12/31/2025	4/15/2031		25,591	25,591	25,612	1.25
Navigator Acquiror, Inc.	(4)(7)(9)	SOFR +	5.50%	9.27% (incl. 4.00% PIK)	1/19/2022	7/16/2030		21,841	21,799	17,408	0.85
Onex TSG Intermediate Corp.	(8)	SOFR +	3.25%	6.95%	2/9/2026	8/6/2032		3,079	3,083	3,100	0.15
PSKW Intermediate, LLC	(4)(11)	SOFR +	5.50%	9.27%	12/11/2024	3/9/2028		30,630	30,630	30,400	1.48
Radiology Partners, Inc.	(8)	SOFR +	4.50%	8.20%	3/6/2025	6/30/2032		12,448	12,405	12,286	0.60
Raven Acquisition Holdings, LLC	(7)(8)	SOFR +	3.00%	6.67%	10/15/2024	11/19/2031		9,240	9,238	9,064	0.44
Smile Doctors, LLC	(4)(7)(10)	SOFR +	5.75%	9.48%	1/19/2022	12/23/2028		140,064	138,834	134,996	6.58
Southern Veterinary Partners, LLC	(8)	SOFR +	2.50%	6.18%	7/22/2025	12/4/2031		36,160	36,264	35,894	1.75
US Fertility Enterprises, LLC	(7)(8)	SOFR +	3.50%	7.17%	12/30/2025	12/30/2032		3,509	3,489	3,508	0.17
WHCG Purchaser III, Inc.	(4)(10)	SOFR +	6.50%	10.20% (incl. 5.10% PIK)	8/2/2024	6/30/2029		2,990	2,990	2,990	0.15
WHCG Purchaser III, Inc.	(4)(10)(17)		10.00%	10.00% PIK	8/2/2024	6/30/2030		2,502	892	1,151	0.06
									783,079	696,968	33.96

BCRED Emerald JV LP
Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Health Care Technology
athenahealth, Inc.	(9)	SOFR +	2.75%	6.42%	3/13/2025	2/15/2029	$19,317	$19,150	$18,991	0.93%
Cotiviti, Inc.	(8)	SOFR +	2.75%	6.42%	11/25/2024	5/1/2031	14,688	14,779	13,568	0.66
Gainwell Acquisition Corp.	(10)	SOFR +	4.00%	7.80%	12/18/2024	10/1/2027	49,310	48,213	47,975	2.34
GI Ranger Intermediate, LLC	(4)(10)	SOFR +	6.00%	9.85%	9/26/2022	10/30/2028	43,330	43,052	40,947	1.99
Project Ruby Ultimate Parent Corp.	(8)	SOFR +	2.75%	6.53%	7/18/2025	3/10/2028	318	318	317	0.02
Waystar Technologies, Inc.	(8)	SOFR +	2.00%	5.67%	8/6/2025	10/22/2029	6,503	6,484	6,495	0.32
								131,996	128,293	6.26
Hotels, Restaurants & Leisure
Alterra Mountain, Co.	(8)	SOFR +	2.50%	6.17%	7/23/2025	8/17/2028	5,452	5,452	5,457	0.27
Alterra Mountain, Co.	(8)	SOFR +	2.50%	6.17%	7/18/2025	8/17/2028	1,449	1,449	1,451	0.07
Bulldog Purchaser, Inc.	(9)	SOFR +	3.25%	6.91%	2/5/2026	2/4/2033	8,695	8,652	8,692	0.42
Flynn Restaurant Group, LP	(8)	SOFR +	3.75%	7.42%	3/11/2025	1/28/2032	24,810	24,406	24,424	1.19
IRB Holding Corp.	(9)	SOFR +	2.50%	6.18%	11/17/2025	12/15/2030	24,486	24,534	24,455	1.19
Life Time, Inc.	(8)	SOFR +	2.00%	5.67%	8/14/2025	11/5/2031	19,801	19,894	19,825	0.97
Mic Glen, LLC	(9)	SOFR +	3.25%	6.92%	7/29/2025	7/21/2028	592	592	594	0.03
Motion Finco, LLC	(8)	SOFR +	3.50%	7.20%	3/13/2025	11/12/2029	4,938	4,879	4,344	0.21
New Red Finance, Inc.	(8)	SOFR +	1.75%	5.42%	3/13/2025	9/20/2030	13,423	13,328	13,410	0.65
Raising Cane's Restaurants, LLC	(8)	SOFR +	2.00%	5.67%	11/3/2025	11/3/2032	6,670	6,654	6,639	0.32
Tacala Investment Corp.	(10)	SOFR +	3.00%	6.67%	9/16/2025	1/31/2031	4,925	4,957	4,931	0.24
TRQ Sales, LLC	(8)	SOFR +	3.25%	6.95%	12/30/2025	12/30/2032	12,974	12,911	12,601	0.61
Whatabrands, LLC	(9)	SOFR +	2.50%	6.17%	12/11/2024	8/3/2028	33,745	33,774	33,730	1.64
								161,482	160,553	7.81
Household Durables
AI Aqua Merger Sub, Inc.	(9)	SOFR +	2.75%	6.41%	2/4/2026	7/30/2028	34,175	34,143	34,137	1.66
Madison Safety & Flow, LLC	(8)	SOFR +	2.50%	6.18%	9/25/2025	9/26/2031	12,428	12,439	12,448	0.61
Weber-Stephen Products, LLC	(8)	SOFR +	3.75%	7.41%	9/17/2025	10/1/2032	3,864	3,828	3,788	0.18
								50,410	50,373	2.45
Independent Power and Renewable Electricity Producers
Talen Energy Supply, LLC	(8)	SOFR +	2.00%	5.67%	11/25/2025	11/25/2032	4,764	4,742	4,774	0.23
Industrial Conglomerates
Bettcher Industries, Inc.	(9)	SOFR +	4.00%	7.67%	9/19/2025	12/14/2028	4,325	4,316	4,335	0.21
Engineered Machinery Holdings, Inc.	(8)	SOFR +	3.25%	6.95%	11/26/2025	11/26/2032	6,416	6,349	6,451	0.31
								10,665	10,786	0.52

BCRED Emerald JV LP
Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Insurance
Alliant Holdings Intermediate, LLC	(8)	SOFR +	2.50%	6.17%	7/31/2025	9/19/2031	$9,297	$9,186	$9,236	0.45%
AmWINS Group, Inc.	(10)	SOFR +	2.00%	5.67%	1/14/2026	1/30/2032	26,412	26,293	26,267	1.28
Baldwin Insurance Group Holdings, LLC	(8)	SOFR +	2.50%	6.18%	9/12/2025	5/26/2031	15,773	15,733	15,543	0.76
BroadStreet Partners, Inc.	(8)	SOFR +	2.50%	6.17%	6/14/2024	6/13/2031	45,267	45,366	44,229	2.15
CRC Insurance Group, LLC	(8)	SOFR +	2.75%	6.45%	12/6/2024	5/6/2031	10,000	10,066	9,884	0.48
Foundation Risk Partners Corp.	(4)(10)	SOFR +	4.75%	8.45%	9/26/2022	10/29/2030	74,285	73,862	74,285	3.62
HUB International, Ltd.	(8)	SOFR +	2.25%	5.92%	11/25/2024	6/20/2030	23,706	23,826	23,680	1.15
Hyperion Refinance S.à r.l.	(9)	SOFR +	2.75%	6.42%	12/11/2025	4/18/2030	14,647	14,712	14,317	0.70
Hyperion Refinance S.à r.l.	(9)	SOFR +	2.75%	6.42%	8/4/2025	2/15/2031	13,390	13,475	13,002	0.63
OneDigital Borrower, LLC	(9)	SOFR +	3.00%	6.67%	11/19/2024	7/2/2031	19,357	19,446	18,764	0.91
Patriot Growth Insurance Services, LLC	(4)(10)	SOFR +	5.00%	8.85%	9/26/2022	10/16/2028	61,567	60,718	61,567	3.00
Trucordia Insurance Holdings, LLC	(4)(8)	SOFR +	3.25%	6.92%	6/17/2025	6/17/2032	6,502	6,488	6,014	0.29
USI, Inc.	(8)	SOFR +	2.25%	5.95%	12/23/2024	11/21/2029	23,415	23,451	23,391	1.14
USI, Inc.	(8)	SOFR +	2.25%	5.95%	12/23/2024	9/29/2030	24,675	24,728	24,638	1.20
								367,350	364,817	17.76
Interactive Media & Services
Project Boost Purchaser, LLC	(8)	SOFR +	2.75%	6.45%	7/16/2024	7/16/2031	26,515	26,603	25,614	1.25
TripAdvisor, Inc.	(8)	SOFR +	2.75%	6.42%	3/27/2025	7/8/2031	4,252	4,201	4,047	0.20
WH Borrower, LLC	(9)	SOFR +	4.50%	8.16%	2/12/2026	2/20/2032	2,899	2,884	2,904	0.14
								33,688	32,565	1.59
IT Services
Ahead DB Holdings, LLC	(10)	SOFR +	2.50%	6.20%	8/2/2024	2/1/2031	3,939	3,944	3,887	0.19
Fortress Intermediate 3, Inc.	(8)	SOFR +	3.00%	6.67%	7/2/2025	6/27/2031	5,232	5,268	5,199	0.25
Go Daddy Operating Co, LLC	(8)	SOFR +	1.75%	5.42%	7/23/2025	11/9/2029	4,962	4,973	4,899	0.24
Newfold Digital Holdings Group, Inc.	(10)	SOFR +	3.50%	7.27%	12/8/2025	4/30/2029	3,059	2,896	2,255	0.11
Newfold Digital Holdings Group, Inc.	(10)(17)	SOFR +	3.50%	7.27%	12/8/2025	4/30/2029	629	594	208	0.01
Newfold Digital Holdings Group, Inc.	(4)(10)	SOFR +	5.75%	9.42%	12/8/2025	4/30/2029	209	202	159	0.01
Razor Holdco, LLC	(4)(10)	SOFR +	5.75%	9.52%	1/19/2022	10/25/2027	13,016	12,945	12,886	0.63
Virtusa Corp.	(10)	SOFR +	3.25%	6.92%	6/21/2024	2/15/2029	30,427	30,556	27,556	1.34
World Wide Technology Holding Co, LLC	(9)	SOFR +	2.00%	5.67%	7/23/2025	3/1/2030	4,963	4,973	4,955	0.24
								66,351	62,004	3.02

BCRED Emerald JV LP
Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Life Sciences Tools & Services
Parexel International, Inc.	(9)	SOFR +	2.75%	6.42%	12/12/2025	12/12/2031	$22,482	$22,545	$22,435	1.09%
Machinery
Chart Industries, Inc.	(9)	SOFR +	2.50%	6.16%	11/13/2024	3/15/2030	7,114	7,165	7,119	0.35
Composecure Holdings, LLC	(8)	SOFR +	2.25%	5.93%	1/14/2026	1/14/2033	3,544	3,540	3,542	0.17
CoorsTek, Inc.	(8)	SOFR +	3.00%	6.67%	10/28/2025	10/28/2032	5,423	5,398	5,459	0.27
EMRLD Borrower, LP	(8)	SOFR +	2.25%	5.95%	8/11/2025	8/4/2031	4,963	4,963	4,960	0.24
Gates Corp.	(9)	SOFR +	1.75%	5.42%	7/23/2025	6/4/2031	4,962	4,964	4,963	0.24
Hobbs & Associates, LLC	(8)	SOFR +	2.75%	6.42%	10/14/2025	7/23/2031	4,975	4,977	4,946	0.24
LSF11 Trinity Bidco, Inc.	(8)	SOFR +	2.50%	6.18%	9/11/2025	6/14/2030	1,206	1,206	1,206	0.06
Pro Mach Group, Inc.	(8)	SOFR +	2.75%	6.42%	10/16/2025	10/16/2032	9,165	9,144	9,160	0.45
Victory Buyer, LLC	(8)	SOFR +	3.00%	6.67%	2/13/2026	2/13/2033	3,382	3,365	3,390	0.17
								44,722	44,745	2.19
Media
McGraw-Hill Education, Inc.	(9)	SOFR +	2.75%	6.42%	9/4/2025	8/6/2031	2,190	2,216	2,190	0.11
Prodege International Holdings, LLC	(4)(10)	SOFR +	5.25%	9.04% (incl. 3.25% PIK)	2/12/2026	12/31/2030	7,689	7,689	7,689	0.37
Prodege International Holdings, LLC	(4)(10)	SOFR +	5.75%	9.54% PIK	2/12/2026	12/31/2030	3,715	3,715	3,715	0.18
								13,620	13,594	0.66
Metals & Mining
Novelis Holdings, Inc.	(8)	SOFR +	1.75%	5.45%	3/11/2025	3/11/2032	3,856	3,856	3,863	0.19
Mortgage Real Estate Investment Trusts (REITs)
KREF Holdings X, LLC	(8)	SOFR +	2.50%	6.18%	8/14/2025	3/5/2032	10,079	10,060	10,019	0.49
Starwood Property Mortgage, LLC	(4)(8)	SOFR +	2.00%	5.67%	7/24/2025	1/2/2030	2,722	2,717	2,726	0.13
Starwood Property Mortgage, LLC	(8)	SOFR +	2.25%	5.92%	8/14/2025	9/24/2032	12,343	12,346	12,379	0.60
								25,123	25,124	1.22
Oil, Gas & Consumable Fuels
Blackfin Pipeline, LLC	(8)	SOFR +	3.00%	6.67%	10/3/2025	9/29/2032	7,295	7,261	7,344	0.36
VRS Buyer, Inc.	(7)(8)	SOFR +	3.50%	7.17%	10/10/2025	10/12/2032	8,764	8,720	8,770	0.43
WhiteWater Matterhorn Holdings, LLC	(8)	SOFR +	1.75%	5.45%	1/30/2026	6/16/2032	3,020	3,013	3,010	0.15
								18,994	19,124	0.94
Paper & Forest Products
Profile Products, LLC	(4)(10)	SOFR +	5.50%	9.27%	9/26/2022	11/12/2027	73,581	73,099	73,029	3.56
Pharmaceuticals
Elanco Animal Health, Inc.	(8)	SOFR +	1.75%	5.42%	10/31/2025	10/31/2032	2,398	2,399	2,400	0.12
Opal Bidco, SAS	(8)	SOFR +	3.00%	6.70%	10/29/2025	4/28/2032	2,166	2,166	2,167	0.11
								4,565	4,567	0.23

BCRED Emerald JV LP
Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Professional Services
AG Group Holdings, Inc.	(9)	SOFR +	4.25%	7.92%	4/22/2024	12/29/2028	$2,730	$2,726	$2,479	0.12%
AlixPartners, LLP	(8)	SOFR +	2.00%	5.67%	7/31/2025	8/12/2032	7,044	7,039	6,988	0.34
Amspec Parent, LLC	(8)	SOFR +	3.50%	7.20%	12/20/2024	12/22/2031	8,636	8,636	8,635	0.42
Ankura Consulting Group, LLC	(10)	SOFR +	3.50%	7.17%	12/17/2024	12/29/2031	1,485	1,482	1,422	0.07
Ascensus Group Holdings, Inc.	(9)	SOFR +	3.00%	6.67%	12/13/2024	11/25/2032	23,562	23,552	23,223	1.13
Berkeley Research Group Holdings, LLC	(8)	SOFR +	3.25%	6.95%	5/1/2025	5/1/2032	14,925	14,730	14,552	0.71
Camelot US Acquisition, LLC	(8)	SOFR +	2.75%	6.42%	1/31/2024	1/31/2031	17,746	17,654	15,420	0.75
Cast & Crew Payroll, LLC	(9)(17)	SOFR +	3.75%	7.42%	1/19/2022	12/29/2028	36,284	35,583	14,577	0.71
CFGI Holdings, LLC	(4)(10)	SOFR +	4.25%	7.92%	9/26/2022	11/2/2029	93,230	93,086	93,230	4.54
CohnReznick Advisory, LLC	(7)(8)	SOFR +	3.25%	6.95%	3/26/2025	3/31/2032	17,080	17,002	16,606	0.81
EP Purchaser, LLC	(9)	SOFR +	4.50%	8.29%	12/6/2024	11/6/2028	1,231	1,228	784	0.04
EP Purchaser, LLC	(9)	SOFR +	3.50%	7.29%	1/19/2022	11/6/2028	3,360	3,357	2,134	0.10
First Advantage Holdings, LLC	(8)	SOFR +	2.75%	6.45%	7/24/2025	10/31/2031	4,782	4,792	4,666	0.23
Genuine Financial Holdings, LLC	(8)	SOFR +	3.25%	6.92%	6/28/2024	9/27/2030	17,730	17,734	15,305	0.75
Grant Thornton Advisors, LLC	(8)	SOFR +	2.75%	6.42%	8/22/2025	6/2/2031	18,799	18,803	17,597	0.86
Heron Bidco, LLC	(8)	SOFR +	4.00%	7.70%	12/10/2025	12/10/2032	16,467	16,230	16,426	0.80
Inmar, Inc.	(8)	SOFR +	4.50%	8.17%	9/12/2025	10/30/2031	1,239	1,236	1,193	0.06
Kwor Acquisition, Inc.	(4)(7)(11)	SOFR +	6.25%	9.92% (incl. 5.25% PIK)	2/28/2025	2/28/2030	14,912	14,464	14,866	0.72
Mermaid Bidco, Inc.	(8)	SOFR +	3.25%	6.91%	6/26/2025	7/3/2031	2,614	2,608	2,565	0.12
Ryan, LLC	(9)	SOFR +	3.50%	7.17%	11/7/2025	11/5/2032	7,440	7,387	7,226	0.35
Secretariat Advisors, LLC	(7)(8)	SOFR +	4.00%	7.70%	2/24/2025	2/28/2032	1,704	1,695	1,674	0.08
Sedgwick Claims Management Services, Inc.	(8)	SOFR +	2.50%	6.17%	2/24/2023	7/31/2031	34,236	34,371	33,661	1.64
Thevelia US, LLC	(9)	SOFR +	3.00%	6.70%	10/14/2025	6/18/2029	4,975	4,954	4,894	0.24
Trinity Air Consultants Holdings Corp.	(4)(10)	SOFR +	4.25%	8.02%	9/26/2022	6/29/2029	117,115	116,716	117,115	5.70
VT Topco, Inc.	(9)	SOFR +	3.00%	6.67%	12/17/2024	8/9/2030	4,925	4,969	4,792	0.23
West Monroe Partners, LLC	(4)(7)(10)	SOFR +	4.75%	8.42%	1/19/2022	11/8/2028	28,380	28,162	28,181	1.37
								500,196	470,211	22.89
Semiconductors & Semiconductor Equipment
Altar Bidco, Inc.	(9)	SOFR +	3.10%	6.61%	10/14/2025	2/1/2029	9,948	9,954	9,905	0.48
MKS, Inc.	(8)	SOFR +	1.75%	5.41%	2/4/2026	2/4/2033	2,672	2,672	2,680	0.13
								12,626	12,585	0.61

BCRED Emerald JV LP
Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Software
Auctane, Inc.	(4)(10)	SOFR +	5.75%	9.58%	1/19/2022	10/5/2028		$58,200	$57,754	$58,199	2.83%
Avalara, Inc.	(8)	SOFR +	2.75%	6.45%	9/12/2025	3/26/2032		31,798	31,665	31,123	1.52
BEP Intermediate Holdco, LLC	(4)(8)	SOFR +	2.75%	6.42%	7/10/2025	4/25/2031		362	362	362	0.02
Boxer Parent Company, Inc.	(8)	SOFR +	3.00%	6.67%	7/30/2024	7/30/2031		44,872	44,735	41,727	2.03
Businessolver.com, Inc.	(4)(10)	SOFR +	4.50%	8.20%	1/19/2022	12/3/2032		96,183	95,452	95,702	4.66
Capstone Borrower, Inc.	(8)	SOFR +	2.75%	6.45%	7/23/2025	6/17/2030		9,925	9,942	9,461	0.46
CDK Global, Inc.	(8)	SOFR +	3.25%	6.95%	12/11/2024	7/6/2029		49,540	47,176	35,488	1.73
Clearwater Analytics, LLC	(8)	SOFR +	2.00%	5.67%	4/24/2025	4/21/2032		1,376	1,376	1,377	0.07
Cloud Software Group, Inc.	(8)	SOFR +	3.25%	6.95%	8/7/2025	3/21/2031		36,957	37,081	33,964	1.65
Cloud Software Group, Inc.	(8)	SOFR +	3.25%	6.95%	8/7/2025	8/13/2032		3,474	3,474	3,189	0.16
Cloudera, Inc.	(9)	SOFR +	3.75%	7.52%	1/19/2022	10/8/2028		14,117	14,011	12,643	0.62
Confine Visual Bidco	(4)(8)	SOFR +	5.75%	9.38%	9/26/2022	2/23/2029		31,746	31,324	26,746	1.30
Confine Visual Bidco	(4)(8)	SOFR +	5.75%	9.38%	9/26/2022	2/23/2029		758	757	639	0.03
Cornerstone OnDemand, Inc.	(9)	SOFR +	3.75%	7.53%	2/20/2025	10/16/2028		29,640	27,686	21,757	1.06
Delta Topco, Inc.	(8)	SOFR +	2.75%	6.42%	11/25/2024	11/30/2029		49,443	49,341	47,939	2.34
Disco Parent, Inc.	(8)	SOFR +	3.00%	6.67%	8/1/2025	8/6/2032		3,454	3,446	3,398	0.17
ECI Macola Max Holding, LLC	(10)	SOFR +	2.75%	6.45%	7/10/2025	5/9/2030		26,422	26,586	25,894	1.26
Epicor Software Corp.	(10)	SOFR +	2.50%	6.17%	5/30/2024	5/30/2031		15,694	15,729	15,416	0.75
EverCommerce Solutions, Inc.	(9)	SOFR +	2.25%	5.92%	7/24/2025	7/7/2031		559	559	545	0.03
Facile.It Broker Di Assicurazioni S.p.A	(4)(11)	E +	4.75%	6.88%	9/26/2025	12/23/2029	EUR	10,000	11,655	11,559	0.56
Flash Charm, Inc.	(10)	SOFR +	3.50%	7.16%	6/11/2024	3/2/2028		8,966	8,957	7,148	0.35
Gen Digital, Inc.	(9)	SOFR +	1.75%	5.42%	6/5/2024	9/12/2029		7,478	7,486	7,415	0.36
Gen Digital, Inc.	(9)	SOFR +	1.75%	5.42%	4/3/2025	4/16/2032		11,910	11,770	11,750	0.57
Genesys Cloud Services, Inc.	(8)	SOFR +	2.50%	6.17%	9/26/2024	1/30/2032		30,203	29,951	28,957	1.41
HS Purchaser, LLC	(14)	SOFR +	6.00%	9.76%	11/21/2025	5/19/2029		1,931	1,931	1,669	0.08
Icon Parent, Inc.	(8)	SOFR +	2.75%	6.44%	8/14/2025	11/13/2031		16,772	16,862	16,133	0.79
ION Platform Finance US, Inc.	(8)	SOFR +	3.75%	7.45%	10/7/2025	10/7/2032		26,549	26,301	21,482	1.05
Javelin Buyer, Inc.	(8)	SOFR +	2.75%	6.42%	7/24/2025	12/5/2031		30,290	30,532	28,946	1.41
KnowBe4, Inc.	(8)	SOFR +	3.75%	7.42%	7/22/2025	7/23/2032		14,963	14,929	13,416	0.65
LD Lower Holdings, Inc.	(4)(11)	SOFR +	7.50%	11.90%	1/19/2022	8/9/2027		13,471	13,453	11,787	0.57
Magenta Security Holdings, LLC	(11)	SOFR +	6.25%	9.92%	8/14/2024	7/27/2028		292	285	290	0.01
Magenta Security Holdings, LLC	(10)(18)	SOFR +	6.75%	10.68%	8/14/2024	7/27/2028		765	743	550	0.03
Medallia, Inc.	(4)(10)(17)	SOFR +	6.00%	9.70%	1/19/2022	10/29/2028		52,386	50,787	31,563	1.54

BCRED Emerald JV LP
Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Software (continued)
Mitnick Purchaser, Inc.	(9)(17)(18)	SOFR +	4.75%	8.52%	4/20/2022	5/2/2029		$4,825	$4,814	$2,232	0.11%
MRI Software, LLC	(11)	SOFR +	4.75%	8.45%	9/26/2022	2/10/2028		9,838	9,770	9,801	0.48
Nintex Topco, Limited	(4)(10)	SOFR +	6.00%	9.85%	1/19/2022	11/13/2028		32,743	32,486	28,814	1.40
Perforce Software, Inc.	(8)	SOFR +	4.75%	8.42%	12/18/2024	7/2/2029		10,659	10,531	7,210	0.35
Ping Identity Holding Corp.	(8)	SOFR +	2.75%	6.42%	11/13/2025	11/15/2032		6,230	6,215	6,160	0.30
Planview Parent, Inc.	(8)	SOFR +	3.50%	7.20%	12/17/2024	12/17/2027		3,644	3,601	2,745	0.13
Project Alpha Intermediate Holding, Inc.	(9)	SOFR +	3.25%	6.95%	11/26/2024	10/26/2030		13,345	13,317	10,173	0.50
Project Leopard Holdings, Inc.	(9)	SOFR +	5.25%	9.02%	12/19/2024	7/20/2029		19,742	18,258	12,418	0.60
Proofpoint, Inc.	(9)	SOFR +	3.00%	6.70%	5/28/2024	8/31/2028		25,448	25,510	24,674	1.20
Pushpay USA, Inc.	(8)	SOFR +	3.75%	7.45%	8/6/2025	8/15/2031		991	991	972	0.05
Quartz Acquireco, LLC	(8)	SOFR +	2.25%	5.95%	4/11/2025	6/28/2030		593	587	497	0.02
Relativity Intermediate Holdco, LLC	(8)	SOFR +	2.75%	6.42%	1/30/2026	1/30/2033		2,863	2,856	2,837	0.14
Rithum Holdings, Inc.	(8)	SOFR +	4.75%	8.45%	7/2/2025	7/21/2032		10,945	10,748	10,439	0.51
Rocket Software, Inc.	(9)	SOFR +	3.75%	7.42%	10/5/2023	11/28/2028		25,809	25,660	24,814	1.21
Skopima Consilio Parent, LLC	(9)	SOFR +	3.75%	7.42%	12/18/2024	5/12/2028		13,865	13,894	10,915	0.53
Sophos Holdings, LLC	(8)	SOFR +	3.50%	7.28%	1/19/2022	3/5/2027		18,999	18,995	18,141	0.88
SS&C Technologies, Inc.	(8)	SOFR +	2.00%	5.67%	10/9/2025	5/9/2031		3,137	3,137	3,131	0.15
Starlight Parent, LLC	(8)	SOFR +	4.00%	7.67%	4/16/2025	4/16/2032		45,898	44,897	39,128	1.91
Tangerine Bidco S.p.A	(4)(8)	E +	5.00%	7.13%	12/17/2022	12/30/2029	EUR	69,750	72,940	80,620	3.93
Trio Bidco, LLC	(7)(8)	SOFR +	4.00%	7.70%	10/31/2025	10/29/2032		7,632	7,561	7,393	0.36
Triple Lift, Inc.	(4)(7)(10)	SOFR +	5.75%	9.59%	1/19/2022	5/5/2028		58,020	57,796	51,853	2.53
Tuple US Bidco, LLC	(8)	SOFR +	3.75%	7.38%	1/28/2026	9/15/2032		3,373	3,356	3,280	0.16
Vision Solutions, Inc.	(10)	SOFR +	4.00%	7.93%	1/19/2022	4/24/2028		12,039	11,826	9,361	0.46
VS Buyer, LLC	(8)	SOFR +	2.25%	5.92%	7/25/2025	4/12/2031		17,051	17,175	16,696	0.81
XPLOR T1, LLC	(8)	SOFR +	3.50%	7.17%	12/11/2024	12/1/2032		20,660	20,646	19,266	0.94
Zodiac Purchaser, LLC	(8)	SOFR +	3.50%	7.17%	12/13/2024	2/14/2032		18,905	18,846	17,511	0.85
									1,180,511	1,079,315	52.58
Specialty Retail
CustomInk, LLC	(4)(11)(18)	SOFR +	5.98%	9.65%	1/19/2022	5/3/2028		36,866	36,857	36,865	1.80
Great Outdoors Group, LLC	(10)	SOFR +	3.25%	6.92%	1/23/2025	1/23/2032		2,539	2,529	2,539	0.12
Mavis Tire Express Services Topco, Corp.	(10)	SOFR +	3.00%	6.67%	11/19/2024	5/4/2028		24,957	25,000	24,966	1.22
MillerKnoll, Inc.	(8)	SOFR +	2.00%	5.67%	2/1/2026	8/9/2032		4,010	4,008	3,999	0.19
OPENLANE, Inc.	(4)(8)	SOFR +	2.50%	6.14%	10/8/2025	10/8/2032		1,794	1,786	1,797	0.09
StubHub Holdco Sub, LLC	(8)	SOFR +	4.75%	8.42%	3/15/2024	3/15/2030		6,418	6,457	6,336	0.31
									76,637	76,502	3.73
Textiles, Apparel & Luxury Goods
Champ Acquisition Corp.	(8)	SOFR +	3.25%	6.95%	11/8/2024	11/25/2031		644	639	646	0.03

BCRED Emerald JV LP
Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Trading Companies & Distributors
BCPE Empire Holdings, Inc.	(9)	SOFR +	3.25%	6.92%	3/4/2025	12/11/2030	$2,700	$2,698	$2,664	0.13%
BCPE Empire Holdings, Inc.	(9)	SOFR +	3.50%	7.17%	3/12/2026	12/29/2032	10,627	10,474	10,481	0.51
Hillman Group, Inc.	(9)	SOFR +	2.00%	5.67%	11/7/2024	7/14/2028	3,921	3,925	3,928	0.19
Icebox Holdco III, Inc.	(9)	SOFR +	3.25%	6.95%	1/19/2022	12/22/2031	5,985	5,953	6,001	0.29
Johnstone Supply, LLC	(8)	SOFR +	2.25%	5.92%	2/5/2026	6/9/2031	11,239	11,296	11,181	0.54
Kodiak BP, LLC	(8)	P +	2.75%	9.50%	1/19/2022	12/4/2031	13,599	13,589	13,617	0.66
Paramount Global Surfaces, Inc.	(4)(11)(17)	SOFR +	6.00%	9.77% (incl. 4.98% PIK)	1/19/2022	12/31/2028	8,855	8,790	5,756	0.28
QXO Building Products, Inc.	(8)	SOFR +	2.00%	5.67%	11/5/2025	4/30/2032	2,651	2,628	2,649	0.13
White Cap Buyer, LLC	(8)	SOFR +	3.25%	6.92%	6/13/2024	10/19/2029	16,724	16,753	16,124	0.79
								76,106	72,401	3.52
Transportation Infrastructure
Apple Bidco, LLC	(8)	SOFR +	2.50%	6.17%	6/7/2022	9/23/2031	30,411	30,442	30,463	1.48
Roadsafe Holdings, Inc.	(4)(11)	SOFR +	5.75%	9.63%	1/19/2022	10/19/2027	11,547	11,516	11,547	0.56
Roadsafe Holdings, Inc.	(4)(11)	SOFR +	5.75%	9.65%	1/19/2022	10/19/2027	6,650	6,623	6,650	0.32
Signature Aviation US Holdings, Inc.	(9)	SOFR +	2.50%	6.17%	8/11/2025	7/1/2031	4,975	4,979	4,988	0.24
Signature Aviation US Holdings, Inc.	(9)	SOFR +	2.50%	6.17%	7/23/2025	7/1/2031	4,975	5,003	4,989	0.24
Swissport Stratosphere USA, LLC	(8)	SOFR +	2.75%	6.41%	1/14/2026	4/4/2031	353	353	352	0.02
								58,916	58,989	2.86
Total First Lien Debt								6,130,334	5,812,108	283.09

BCRED Emerald JV LP
Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Partners’ Capital

Second Lien Debt
Commercial Services & Supplies
DG Investment Intermediate Holdings 2, Inc.	(4)(8)	SOFR +	5.50%	9.17%	7/23/2025	7/31/2033		$5,200	$5,176	$5,096	0.25%
Health Care Providers & Services
Canadian Hospital Specialties, Ltd.	(4)(8)		8.75%	8.75%	12/20/2022	4/15/2029	CAD	12,000	8,461	8,281	0.40
Jayhawk Buyer, LLC	(4)(11)	SOFR +	9.00%	12.77%	1/19/2022	7/16/2028		24,712	24,636	23,414	1.14
									33,097	31,695	1.54
Life Sciences Tools & Services
Curia Global, Inc.	(4)(10)(17)	SOFR +	10.50%	14.43% PIK	9/26/2022	3/7/2030		43,764	43,332	9,628	0.47
Machinery
Victory Buyer, LLC	(8)	SOFR +	6.00%	9.67%	2/13/2026	2/13/2034		57,788	56,685	57,787	2.81
Professional Services
Kwor Acquisition, Inc.	(4)(11)	SOFR +	8.00%	11.67% PIK	2/28/2025	2/28/2030		15,619	15,619	15,619	0.76
Software
Boxer Parent Company, Inc.	(8)	SOFR +	5.75%	9.42%	3/26/2025	7/30/2032		20,000	19,433	16,850	0.82
Vision Solutions, Inc.	(10)	SOFR +	7.25%	11.18%	9/26/2022	4/23/2029		24,942	23,278	17,880	0.87
									42,711	34,730	1.69
Total Second Lien Debt									196,620	154,555	7.52

BCRED Emerald JV LP
Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

Equity
Air Freight & Logistics
Mode Holdings, LP - Class A-2 Common Units	(4)			1/19/2022		1,230,769	$2,215	$135	0.01%
Red Griffin ParentCo, LLC - Class A Common Units	(4)			11/27/2024		3,838	16,269	3,706	0.18
							18,484	3,841	0.19
Capital Markets
Resolute Investment Managers, Inc. - Common Equity				12/29/2023		11,751	294	20	0.00
Chemicals
Pigments Holdings, LP - LP Interest	(4)			4/14/2023		1,212	0	0	0.00
Distributors
Box Co-Invest Blocker, LLC - (BP Alpha Holdings, LP) - Class A Units	(4)			1/19/2022		1	780	0	0.00
Box Co-Invest Blocker, LLC - (BP Alpha Holdings, LP) - Class C Preferred Units	(4)			7/12/2023		1	92	0	0.00
GSO DL Co-Invest EIS LP (EIS Acquisition Holdings, LP - Class A Common Units)	(4)			1/19/2022		301,167	1,239	1,019	0.05
							2,111	1,019	0.05
Diversified Consumer Services
Cambium Holdings, LLC - Senior Preferred Interest	(4)		11.50%	1/19/2022		974,662	1,133	1,241	0.06
Health Care Providers & Services
Jayhawk Holdings, LP - Class A-1 Common Units	(4)			1/19/2022		797	210	19	0.00
Jayhawk Holdings, LP - Class A-2 Common Units	(4)			1/19/2022		429	113	10	0.00
WHCG Purchaser, Inc. - Class A Common Units	(4)			8/2/2024		667,649	0	0	0.00
							323	29	0.00
Media
Prodege International Holdings, LLC - Class A Units	(4)			2/12/2026		2,887	4,896	4,896	0.24
Oil, Gas & Consumable Fuels
Port Arthur LNG Phase II Intermediate Company, LLC - Class B Units	(4)(7)		7.60% PIK	3/23/2026		69,729,468	1,079,799	1,079,786	52.60
Professional Services
Kwor Intermediate I, Inc. - Class A Common Shares	(4)			2/28/2025		8,617	7,857	1,507	0.07
Kwor Intermediate I, Inc. - Preferred Equity	(4)			2/28/2025		9,216	9,216	10,423	0.51
							17,073	11,930	0.58

BCRED Emerald JV LP
Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

Equity (continued)
Software
Descartes Holdings, Inc. - Class A Common Stock	(4)			10/9/2023		16,805	$728	$0	0.00%
Specialty Retail
GSO DL CoInvest CI LP (CustomInk, LLC - Series A Preferred Units)	(4)			1/19/2022		3,000,000	3,542	3,324	0.16
Total Equity							1,128,383	1,106,086	53.88
Total Investment Portfolio							7,455,337	7,072,749	344.49
Cash and Cash Equivalents
Dreyfus Government Cash Management - Institutional Shares			3.53%				11,462	11,462	0.56
Dreyfus Treasury Obligations Cash Management			3.44%				377	377	0.02
Fidelity Investments Money Market Treasury Portfolio - Class I			3.55%				26,219	26,219	1.28
Other Cash and Cash Equivalents							158,733	158,733	7.73
Total Cash and Cash Equivalents							196,791	196,791	9.59
Total Portfolio Investments, Cash and Cash Equivalents							$7,652,128	$7,269,540	354.08%
(1)Unless otherwise indicated, all debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. As of March 31, 2026, the Company had investments denominated in Canadian Dollars (CAD), Euros (EUR), British Pounds (GBP), Swiss Francs (CHF), Danish Krone (DKK), Swedish Krona (SEK), Norwegian Krone (NOK), New Zealand Dollars (NZD), and Australian Dollars (AUD). All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. The total par amount (in thousands) is presented for debt investments, while the number of shares or units (in whole amounts) owned is presented for equity investments. Each of the Company’s investments is pledged as collateral, under one or more of its credit facilities unless otherwise indicated.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either Canadian Overnight Repo Rate Average (“CORRA” or “CA”), Sterling Overnight Interbank Average Rate (“SONIA” or “S”), Euro Interbank Offer Rate (“Euribor” or “E”), Secured Overnight Financing Rate (“SOFR”), Stockholm Interbank Offered Rate (“STIBOR” or “ST”), Copenhagen Interbank Offered Rate (“CIBOR” or “CI”), Norwegian Interbank Offered Rate (“NIBOR” or “N”), Swiss Average Rate Overnight (“SARON” or “SA”), New Zealand Bank Bill Reference Rate (“BKBM” or “B”), Australian Bank Bill Swap Bid Rate (“BBSY” or “BB”), or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of March 31, 2026. Variable rate loans typically include an interest reference rate floor feature.
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

BCRED Emerald JV LP
Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
ADCS Clinics Intermediate Holdings, LLC	Revolver	5/7/2026	$469	$—
Cambium Learning Group, Inc.	Revolver	7/20/2027	3,249	—
Chicago US Midco III, LP	Delayed Draw Term Loan	10/30/2027	1,221	(10)
CohnReznick Advisory, LLC	Delayed Draw Term Loan	3/31/2027	991	(26)
Express Wash Concepts, LLC	Delayed Draw Term Loan	8/31/2026	3,500	—
Kwor Acquisition, Inc.	Revolver	2/28/2030	6,959	—
Kwor Acquisition, Inc.	Delayed Draw Term Loan	2/28/2027	9,221	(46)
Latham Pool Products, Inc.	Revolver	2/23/2027	6,600	—
Navigator Acquiror, Inc.	Delayed Draw Term Loan	7/15/2030	634	—
Navigator Acquiror, Inc.	Delayed Draw Term Loan	7/15/2030	634	—
Pinnacle Buyer, LLC	Delayed Draw Term Loan	4/1/2027	1,945	—
Port Arthur LNG Phase II Intermediate Company, LLC	Equity	12/30/2026	299,028	—
Pye-Barker Fire & Safety, LLC	Delayed Draw Term Loan	12/31/2027	1,684	—
Raven Acquisition Holdings, LLC	Delayed Draw Term Loan	11/19/2026	667	(12)
Sanders Industries Holdings, Inc.	Delayed Draw Term Loan	2/26/2027	1,742	—
Secretariat Advisors, LLC	Delayed Draw Term Loan	2/28/2027	208	(4)
SEKO Global Logistics Network, LLC	Delayed Draw Term Loan	5/10/2027	374	—
Signia Aerospace, LLC	Delayed Draw Term Loan	12/11/2026	1,013	—
Smile Doctors, LLC	Revolver	12/23/2027	4,737	(166)
Trio Bidco, LLC	Delayed Draw Term Loan	10/31/2027	803	(23)
Triple Lift, Inc.	Revolver	5/5/2028	2,143	(220)
US Fertility Enterprises, LLC	Delayed Draw Term Loan	12/30/2027	532	—
VRS Buyer, Inc.	Delayed Draw Term Loan	10/10/2027	897	—
West Monroe Partners, LLC	Revolver	11/9/2027	2,843	(57)
Total Unfunded Commitments			$352,094	$(564)
(8)There are no interest rate floors on these investments.
(9)The interest rate floor on these investments as of March 31, 2026 was 0.50%.
(10)The interest rate floor on these investments as of March 31, 2026 was 0.75%.
(11)The interest rate floor on these investments as of March 31, 2026 was 1.00%.
(12)The interest rate floor on these investments as of March 31, 2026 was 1.25%.
(13)The interest rate floor on these investments as of March 31, 2026 was 1.50%.
(14)The interest rate floor on these investments as of March 31, 2026 was 2.00%.
(15)For unsettled positions the interest rate does not include the base rate.
(16)Reserved.
(17)Loan was on non-accrual status as of March 31, 2026.
(18)These loans are “last-out” portions of loans. The “last-out” portion of the Company's loan investment generally earns a higher interest rate than the “first-out” portion, and in exchange the “first-out” portion would generally receive priority with respect to payment principal, interest and any other amounts due thereunder over the “last-out” portion.
(19)All securities are exempt from registration under the Securities Act, and may be deemed to be “restricted securities.” As of March 31, 2026, the aggregate fair value of these securities is $7,072.7 million or 344.49% of the Company’s net assets. The initial acquisition dates have been included for such securities.

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

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The following table presents the selected consolidated statements of assets and liabilities information of the Emerald JV as of March 31, 2026 and December 31, 2025 (Unaudited):

	March 31, 2026	December 31, 2025
ASSETS
Investments at fair value (cost of $7,455,337 and $6,690,646, respectively)	$7,072,749	$6,496,980
Cash and cash equivalents	196,791	153,209
Interest receivable	36,126	40,940
Non-cash dividend receivable	34,053	—
Receivable for investments sold and other assets	73,744	39,821
Deferred financing costs	13,475	10,930
Total assets	$7,426,938	$6,741,880
LIABILITIES
Debt (net of unamortized debt issuance costs of $13,947 and $4,732, respectively)	$5,246,173	$4,294,667
Distribution payable	72,600	81,882
Derivative liability at fair value	561	—
Payable for investments purchased and other liabilities	54,701	127,004
Total liabilities	5,374,035	4,503,553
PARTNERS’ CAPITAL
Partners’ capital	2,052,903	2,238,327
Total partners’ capital	2,052,903	2,238,327
Total liabilities and partners’ capital	$7,426,938	$6,741,880
The following table presents the selected consolidated statements of operations information of the Emerald JV for the three months ended March 31, 2026 and 2025 (Unaudited):

	Three Months Ended March 31,
	2026	2025
Investment income:
Interest income	$122,762	$119,223
Payment-in-kind interest income	3,849	4,969
Non-cash dividend income	1,739	—
Other income	406	278
Total investment income	128,756	124,470
Expenses:
Interest expense	58,345	47,848
Other expenses	1,017	797
Total expenses	59,362	48,645
Net investment income before tax expense	69,394	75,825
Tax expense	—	—
Net investment income after tax expense	69,394	75,825
Net realized and change in unrealized gain (loss):
Net change in unrealized gain (loss) on investments, foreign currency, derivatives and income tax (provision) benefit	(187,396)	(42,710)
Net realized gain (loss) on investments, foreign currency and extinguishment of debt	(22,823)	(16,709)
Total net realized and change in unrealized gain (loss)	(210,219)	(59,419)
Net increase (decrease) in partners’ capital resulting from operations	$(140,825)	$16,406

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
As of March 31, 2026 and December 31, 2025, a wholly-owned subsidiary of the Company and the Verdelite JV Partner had commitments to contribute up to $147.0 million and $21.0 million of capital, respectively, to the Verdelite JV.
As of March 31, 2026 and December 31, 2025, the Company had made capital contributions (net of returns of capital) of $117.7 million and the Verdelite JV Partner had made capital contributions (net of returns of capital) of $16.8 million. As of March 31, 2026 and December 31, 2025, $29.3 million of capital remained uncalled from the Company and $4.2 million of capital remained uncalled from the Verdelite JV Partner. The Company and the Verdelite JV Partner may, from time-to-time, make additional contributions of capital or may receive returns of capital from the Verdelite JV.
As of March 31, 2026 and December 31, 2025, the Company and the Verdelite JV Partner’s equity ownership interests in the Verdelite JV were 87.5% and 12.5%, respectively.
The Company and the Verdelite JV Partner, through their joint control of the Verdelite JV’s general partner, have equal control of the Verdelite JV’s investment decisions, the decision to call additional capital up to the amounts committed by the Company and the Verdelite JV Partner, the decision to return capital or to make distributions, and generally all other decisions in respect of the Verdelite JV must be approved by the Verdelite JV’s investment committee or board of directors, each of which consists of an equal number of representatives of the Company and the Verdelite JV Partner. The initial term of the Verdelite JV was three years from the commencement of operations, and will continue for successive six-month periods thereafter upon the approval of the Verdelite JV’s general partner, except in the case of a dissolution event. The Company’s investment in the Verdelite JV cannot be transferred without the consent of the Verdelite JV Partner. Effective April 21, 2026, the Verdelite JV’s general partner approved the extension of the Verdelite JV to October 21, 2026.
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
The Company’s investment in the Verdelite JV is disclosed on the Company’s Condensed Consolidated Schedule of Investments as of March 31, 2026 and December 31, 2025.

BCRED Verdelite JV LP
Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)
The following table presents the consolidated schedule of investments of the Verdelite JV as of March 31, 2026:

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt
Aerospace & Defense
Dynasty Acquisition Co, Inc.	(8)	SOFR +	2.00%	5.67%	10/10/2025	10/31/2031	$1,442	$1,440	$1,444	1.30%
Dynasty Acquisition Co, Inc.	(8)	SOFR +	2.00%	5.67%	10/10/2025	10/31/2031	548	548	549	0.49
Galileo Parent, Inc.	(8)	SOFR +	4.50%	8.17%	3/13/2026	2/28/2033	2,168	2,135	2,129	1.92
KBR, Inc.	(8)	SOFR +	2.00%	5.67%	8/14/2024	1/17/2031	498	498	499	0.45
Peraton Corp.	(10)	SOFR +	3.75%	7.52%	11/16/2022	2/1/2028	4,618	4,591	3,953	3.56
Propulsion BC Newco, LLC	(9)	SOFR +	2.50%	6.20%	12/1/2025	12/1/2032	277	276	278	0.25
Sanders Industries Holdings, Inc.	(7)(9)	SOFR +	2.50%	6.20%	10/10/2025	2/26/2032	1,852	1,842	1,855	1.67
TransDigm, Inc.	(8)	SOFR +	2.50%	6.17%	11/28/2023	2/28/2031	5,881	5,878	5,889	5.30
TransDigm, Inc.	(8)	SOFR +	2.25%	5.92%	9/11/2025	3/22/2030	89	89	89	0.08
Vertex Aerospace Services, LLC	(10)	SOFR +	2.25%	5.92%	11/16/2022	12/6/2030	5,380	5,364	5,392	4.86
								22,661	22,077	19.88
Air Freight & Logistics
Savage Enterprises, LLC	(8)	SOFR +	2.50%	6.17%	7/30/2025	8/5/2032	2,335	2,340	2,339	2.11
Wwex Uni Topco Holdings, LLC	(10)	SOFR +	4.00%	7.70%	10/10/2025	7/26/2028	2,487	2,474	2,492	2.24
								4,814	4,831	4.35
Airlines (Passenger Airlines)
Air Canada	(8)	SOFR +	1.75%	5.42%	1/9/2026	3/21/2031	121	121	120	0.11
American Airlines, Inc.	(8)	SOFR +	2.25%	6.00%	2/15/2023	2/15/2028	2,939	2,939	2,873	2.59
American Airlines, Inc.	(8)	SOFR +	1.75%	5.52%	11/16/2022	1/29/2027	490	489	487	0.44
American Airlines, Inc.	(8)	SOFR +	2.25%	5.92%	2/15/2023	4/20/2028	993	971	985	0.89
OneSky Flight, LLC	(8)	SOFR +	2.75%	6.43%	2/17/2026	2/17/2033	213	211	212	0.19
United Airlines, Inc.	(8)	SOFR +	1.75%	5.43%	2/3/2026	2/22/2031	2,268	2,268	2,267	2.04
								6,999	6,944	6.26
Automobile Components
Clarios Global, LP	(8)	SOFR +	2.50%	6.17%	7/16/2024	5/6/2030	2,928	2,928	2,922	2.63
Clarios Global, LP	(8)	SOFR +	2.75%	6.42%	3/12/2025	1/28/2032	1,985	1,975	1,983	1.79
								4,903	4,905	4.42
Beverages
Triton Water Holdings, Inc.	(9)	SOFR +	2.75%	6.44%	3/31/2026	3/31/2031	1,246	1,240	1,250	1.13
Biotechnology
Alkermes, Inc.	(8)	SOFR +	2.75%	6.42%	2/12/2026	8/12/2031	187	186	189	0.17
Genmab Finance, LLC	(8)	SOFR +	3.00%	6.70%	12/12/2025	12/12/2032	1,175	1,170	1,181	1.06
Grifols Worldwide Operations USA, Inc.	(8)	SOFR +	2.00%	5.77%	11/16/2022	11/15/2027	5,114	5,100	5,115	4.61
								6,456	6,485	5.84
Broadline Retail
Peer Holding III, BV	(8)	SOFR +	2.50%	6.20%	6/26/2024	7/1/2031	1,919	1,919	1,917	1.73
Peer Holding III, BV	(8)	SOFR +	2.25%	5.95%	9/29/2025	9/29/2032	361	361	358	0.32
								2,280	2,275	2.05

BCRED Verdelite JV LP
Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Building Products
Cornerstone Building Brands, Inc.	(9)(17)	SOFR +	3.25%	7.02%	11/16/2022	4/12/2028	$3,897	$3,865	$2,228	2.01%
Griffon Corp.	(8)	SOFR +	2.00%	5.67%	6/26/2024	1/24/2029	2,951	2,957	2,963	2.67
LBM Acquisition, LLC	(10)	SOFR +	3.75%	7.52%	6/6/2024	6/6/2031	5,213	5,174	4,207	3.79
MIWD Holdco II, LLC	(8)	SOFR +	2.75%	6.42%	3/28/2024	3/28/2031	2,028	2,021	1,875	1.69
Paint Intermediate III, LLC	(8)	SOFR +	3.00%	6.67%	3/2/2026	10/9/2031	234	234	234	0.21
Resideo Funding, Inc.	(8)	SOFR +	2.00%	5.64%	6/14/2024	6/13/2031	541	541	539	0.49
Resideo Funding, Inc.	(8)	SOFR +	2.00%	5.67%	8/8/2025	8/13/2032	328	328	328	0.30
Standard Industries, Inc.	(9)	SOFR +	1.75%	5.42%	11/16/2022	9/22/2028	528	528	528	0.48
								15,648	12,902	11.64
Capital Markets
Apex Group Treasury, LLC	(8)	SOFR +	3.50%	7.17%	2/27/2025	2/27/2032	3,483	3,476	3,184	2.87
Aretec Group, Inc.	(8)	SOFR +	3.00%	6.67%	11/20/2025	8/9/2030	5,349	5,348	5,289	4.76
Citco Funding, LLC	(9)	SOFR +	2.00%	5.67%	1/30/2026	1/30/2033	627	625	625	0.56
EP Wealth Advisors, LLC	(8)	SOFR +	3.00%	6.70%	10/16/2025	10/18/2032	211	211	212	0.19
Chrysaor Bidco S.à r.l.	(9)	SOFR +	3.25%	6.90%	10/14/2025	10/30/2031	959	959	959	0.86
Focus Financial Partners, LLC	(8)	SOFR +	2.50%	6.17%	1/31/2025	9/15/2031	2,252	2,240	2,184	1.97
GTCR Everest Borrower, LLC	(8)	SOFR +	2.50%	6.20%	2/3/2026	9/5/2031	4,101	4,102	4,076	3.67
Hudson River Trading, LLC	(8)	SOFR +	2.50%	6.18%	1/21/2026	3/18/2030	156	155	155	0.14
Jane Street Group, LLC	(8)	SOFR +	2.00%	5.67%	10/1/2025	12/15/2031	286	283	281	0.25
Kestra Advisor Services Holdings A, Inc.	(8)	SOFR +	3.00%	6.67%	8/1/2025	3/21/2031	1,562	1,562	1,553	1.40
Osaic Holdings, Inc.	(8)	SOFR +	2.50%	6.20%	2/2/2026	7/30/2032	2,375	2,373	2,336	2.10
Superannuation & Investments US, LLC	(9)	SOFR +	2.50%	6.17%	1/30/2026	12/1/2028	104	104	104	0.09
The Edelman Financial Engines Center, LLC	(8)	SOFR +	3.00%	6.67%	6/5/2024	4/7/2028	3,831	3,831	3,832	3.45
Victory Capital Holdings, Inc.	(8)	SOFR +	2.00%	5.70%	9/10/2025	9/23/2032	2,004	2,002	2,002	1.80
								27,271	26,792	24.11
Chemicals
CI Maroon Holdings, LLC	(8)	SOFR +	3.25%	7.05%	2/7/2025	3/3/2031	887	887	862	0.78
Nouryon USA, LLC	(8)	SOFR +	3.25%	7.04%	4/26/2024	4/3/2028	2,867	2,867	2,817	2.54
Nouryon USA, LLC	(8)	SOFR +	3.25%	6.92%	4/26/2024	4/3/2028	780	780	767	0.69
Olympus Water US Holding Corp.	(8)	SOFR +	3.25%	6.95%	11/3/2025	11/3/2032	357	357	345	0.31
SCIL USA Holdings, LLC	(8)	SOFR +	4.00%	7.79%	10/30/2025	11/8/2032	747	743	745	0.67
Solstice Advanced Materials, Inc.	(8)	SOFR +	1.75%	5.42%	10/29/2025	10/29/2032	255	255	257	0.23
								5,889	5,793	5.22

BCRED Verdelite JV LP
Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Commercial Services & Supplies
Access CIG, LLC	(9)	SOFR +	4.00%	7.70%	8/15/2025	8/19/2030	$6,473	$6,375	$5,885	5.30%
Allied Universal Holdco, LLC	(8)	SOFR +	3.25%	6.92%	8/6/2025	8/20/2032	2,520	2,517	2,523	2.27
Anticimex, Inc.	(8)	SOFR +	2.90%	6.56%	11/21/2025	11/17/2031	3,315	3,298	3,324	2.99
Aramark Services, Inc.	(8)	SOFR +	1.75%	5.42%	8/12/2025	4/6/2028	259	259	260	0.23
Arcwood Environmental, Inc.	(8)	SOFR +	3.00%	6.69%	3/20/2026	4/1/2033	300	299	301	0.27
Asplundh Tree Expert, LLC	(8)	SOFR +	1.75%	5.42%	5/23/2024	5/23/2031	1,325	1,323	1,330	1.20
Belfor Holdings, Inc.	(9)	SOFR +	2.75%	6.42%	8/8/2025	11/1/2030	947	947	950	0.86
EAB Global, Inc.	(9)	SOFR +	3.00%	6.70%	11/16/2022	8/16/2030	8,700	8,643	7,776	7.00
Foundational Education Group, Inc.	(9)	SOFR +	3.75%	7.68%	11/16/2022	8/31/2028	2,449	2,395	2,253	2.03
GFL Environmental Services USA, Inc.	(8)	SOFR +	2.50%	6.17%	10/10/2025	3/3/2032	1,990	1,991	1,992	1.79
HNI Corp.	(8)	SOFR +	2.00%	5.67%	12/4/2025	9/5/2032	292	291	294	0.27
Lsf12 Crown US Commercial Bidco, LLC	(8)	SOFR +	3.00%	6.67%	1/20/2026	12/2/2031	369	369	369	0.33
OMNIA Partners, LLC	(8)	SOFR +	2.75%	6.43%	1/26/2024	12/31/2032	1,131	1,130	1,132	1.02
Pinnacle Buyer, LLC	(7)(8)	SOFR +	2.50%	6.16%	9/11/2025	10/1/2032	443	442	444	0.40
Prime Security Services Borrower, LLC	(8)	SOFR +	2.00%	5.66%	4/15/2024	10/13/2030	4,074	4,073	4,062	3.66
Prime Security Services Borrower, LLC	(8)	SOFR +	1.75%	5.41%	4/4/2025	3/7/2032	1,277	1,265	1,261	1.14
Pye-Barker Fire & Safety, LLC	(7)(8)	SOFR +	2.50%	6.17%	12/16/2025	12/16/2032	985	980	988	0.89
Vaco Holdings, Inc.	(10)	SOFR +	5.00%	8.85%	11/16/2022	1/22/2029	2,288	2,260	1,501	1.35
								38,857	36,645	33.00
Construction & Engineering
Azuria Water Solutions, Inc.	(8)	SOFR +	3.00%	6.67%	2/10/2026	5/17/2028	2,926	2,926	2,905	2.62
Brookfield WEC Holdings, Inc.	(8)	SOFR +	2.00%	5.67%	1/25/2024	1/27/2031	2,482	2,477	2,481	2.23
Dycom Industries, Inc.	(8)	SOFR +	1.75%	5.42%	1/27/2026	1/27/2033	251	250	252	0.23
Green Infrastructure Partners US, LLC	(8)	SOFR +	2.75%	6.45%	9/19/2025	9/24/2032	273	272	273	0.25
Touchdown Acquirer, Inc.	(8)	SOFR +	2.50%	6.16%	2/5/2026	2/21/2031	1,033	1,033	1,020	0.92
								6,958	6,931	6.25
Construction Materials
MSOF Beacon, LLC	(8)	SOFR +	2.50%	6.17%	12/23/2025	12/23/2032	158	158	159	0.14
Quikrete Holdings, Inc.	(8)	SOFR +	2.25%	5.92%	4/4/2025	2/10/2032	2,482	2,458	2,481	2.23
Tamko Building Products, LLC	(8)	SOFR +	2.75%	6.42%	10/23/2024	9/20/2030	2,595	2,595	2,588	2.33
								5,211	5,228	4.70

BCRED Verdelite JV LP
Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Consumer Finance
CPI Holdco B, LLC	(8)	SOFR +	2.00%	5.67%	12/11/2025	5/17/2031	$3,874	$3,870	$3,854	3.47%
Containers & Packaging
Berlin Packaging, LLC	(8)	SOFR +	3.25%	6.91%	7/25/2025	6/7/2031	4,464	4,464	4,314	3.89
Clydesdale Acquisition Holdings, Inc.	(9)	SOFR +	3.18%	6.84%	11/16/2022	4/13/2029	3,136	3,104	3,000	2.70
Graham Packaging Co., Inc.	(8)	SOFR +	2.25%	5.92%	1/26/2026	1/26/2033	320	320	318	0.29
ProAmpac PG Borrower, LLC	(8)	SOFR +	4.00%	7.78%	3/6/2026	3/7/2033	111	111	107	0.10
Ring Container Technologies Group, LLC	(9)	SOFR +	2.50%	6.17%	10/10/2025	9/15/2032	1,990	1,989	1,974	1.78
SupplyOne, Inc.	(8)	SOFR +	3.50%	7.17%	4/19/2024	4/19/2031	1,678	1,672	1,685	1.52
TricorBraun Holdings, Inc.	(9)	SOFR +	3.25%	6.92%	11/16/2022	3/3/2031	6,433	6,332	6,131	5.52
Trident TPI Holdings, Inc.	(9)	SOFR +	3.75%	7.45%	10/18/2024	9/15/2028	4,364	4,364	4,143	3.73
								22,356	21,672	19.53
Diversified Consumer Services
Bifm CA Buyer, Inc.	(9)	SOFR +	3.25%	6.92%	3/30/2026	5/31/2028	1,995	2,000	1,997	1.80
Cengage Learning, Inc.	(11)	SOFR +	3.00%	6.67%	1/22/2026	3/24/2031	490	490	481	0.43
Covista, Inc.	(10)	SOFR +	2.25%	5.92%	3/2/2026	3/2/2033	378	376	379	0.34
Element Materials Technology Group US Holdings, Inc.	(9)	SOFR +	3.50%	7.20%	11/16/2022	7/6/2029	2,925	2,887	2,937	2.65
Imagine Learning, LLC	(9)	SOFR +	3.50%	7.17%	2/1/2024	12/21/2029	3,935	3,919	3,659	3.30
Inspired Education US Holdings, Inc.	(8)	SOFR +	2.75%	6.42%	2/11/2026	2/28/2031	338	337	338	0.30
KUEHG Corp.	(9)	SOFR +	2.75%	6.45%	8/11/2025	6/12/2030	2,481	2,489	2,233	2.01
Mckissock Investment Holdings, LLC	(10)	SOFR +	5.00%	8.82%	11/16/2022	3/12/2029	4,150	4,089	3,627	3.27
Metropolis Technologies, Inc.	(8)	SOFR +	5.25%	8.98%	11/3/2025	11/3/2032	904	895	895	0.81
Mister Car Wash Holdings, Inc.	(8)	SOFR +	2.25%	5.92%	3/27/2024	3/27/2031	664	664	657	0.59
Pre-Paid Legal Services, Inc.	(9)	SOFR +	3.25%	6.92%	11/16/2022	12/15/2028	3,223	3,196	2,807	2.53
Spring Education Group, Inc.	(8)	SOFR +	3.25%	6.95%	9/29/2023	10/4/2030	3,344	3,322	3,323	2.99
University Support Services, LLC	(9)	SOFR +	2.75%	6.42%	11/16/2022	2/10/2029	3,668	3,646	3,605	3.25
Wand NewCo 3, Inc.	(8)	SOFR +	2.50%	6.17%	7/30/2024	1/30/2031	2,855	2,835	2,835	2.55
								31,145	29,773	26.82
Diversified REITs
Iron Mountain Information Management, LLC	(8)	SOFR +	2.00%	5.67%	12/28/2023	1/31/2031	840	836	837	0.75
Diversified Telecommunication Services
Coral-US Co-Borrower, LLC	(8)	SOFR +	3.25%	6.92%	11/16/2022	1/31/2032	2,450	2,440	2,412	2.17
Virgin Media Bristol, LLC	(8)	SOFR +	3.18%	7.05%	3/2/2023	3/31/2031	2,727	2,710	2,497	2.25
Zacapa, LLC	(9)	SOFR +	3.75%	7.45%	10/29/2024	3/22/2029	4,444	4,444	4,438	4.00
								9,594	9,347	8.42

BCRED Verdelite JV LP
Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Electric Utilities
Cogentrix Finance Holdco I, LLC	(8)	SOFR +	2.25%	5.92%	8/7/2025	2/26/2032	$2,218	$2,222	$2,222	2.00%
NRG Energy, Inc.	(8)	SOFR +	1.75%	5.52%	4/16/2024	4/16/2031	1,742	1,739	1,748	1.57
Vistra Operations Co, LLC	(8)	SOFR +	1.75%	5.42%	11/16/2022	12/20/2030	2,587	2,570	2,594	2.34
								6,531	6,564	5.91
Electrical Equipment
Forgent Intermediate IV, LLC	(8)	SOFR +	3.00%	6.66%	12/19/2025	12/20/2032	423	419	425	0.38
Generac Power Systems, Inc.	(8)	SOFR +	1.75%	5.42%	7/3/2024	7/3/2031	3,742	3,738	3,772	3.40
Madison IAQ, LLC	(9)	SOFR +	2.50%	6.13%	11/16/2022	6/21/2028	6,644	6,580	6,650	5.99
								10,737	10,847	9.77
Electronic Equipment, Instruments & Components
Celestica, Inc.	(4)(8)	SOFR +	1.75%	5.43%	6/20/2024	6/20/2031	3,439	3,439	3,447	3.10
Infinite Bidco, LLC	(9)	SOFR +	3.75%	7.68%	11/16/2022	3/2/2028	2,119	2,087	2,017	1.82
Modena Buyer, LLC	(8)	SOFR +	4.25%	7.92%	7/1/2024	7/1/2031	1,813	1,785	1,633	1.47
Project Aurora US Finco, Inc.	(8)	SOFR +	2.75%	6.45%	9/30/2025	9/30/2032	253	252	254	0.23
Qnity Electronics, Inc.	(8)	SOFR +	2.00%	5.67%	10/31/2025	11/1/2032	602	601	602	0.54
Sanmina Corp.	(4)(8)	SOFR +	2.00%	5.67%	10/27/2025	10/27/2032	360	359	361	0.33
								8,523	8,314	7.49
Energy Equipment & Services
Ursa Minor US Bidco, LLC	(8)	SOFR +	2.25%	5.95%	11/13/2025	3/26/2031	1,178	1,176	1,180	1.06
Entertainment
EOC Borrower, LLC	(8)	SOFR +	2.75%	6.42%	8/11/2025	3/24/2032	2,481	2,489	2,479	2.23
TKO Worldwide Holdings, LLC	(8)	SOFR +	2.00%	5.66%	9/9/2025	11/21/2031	351	350	351	0.32
								2,839	2,830	2.55
Financial Services
Bcpe Pequod Buyer, Inc.	(8)	SOFR +	2.75%	6.42%	12/5/2025	11/25/2031	174	173	169	0.15
Chicago US Midco III, LP	(7)(8)	SOFR +	2.50%	6.17%	10/30/2025	11/1/2032	514	513	509	0.46
Corpay Technologies Operating Co, LLC	(8)	SOFR +	1.75%	5.42%	11/5/2025	11/5/2032	383	381	383	0.35
Mitchell International, Inc.	(9)	SOFR +	3.00%	6.67%	1/22/2026	6/17/2031	4,868	4,849	4,658	4.20
Mitchell International, Inc.	(9)	SOFR +	3.00%	6.67%	1/22/2026	6/17/2031	111	111	106	0.10
Paysafe Holdings US Corp.	(9)	SOFR +	2.75%	6.53%	11/16/2022	6/28/2028	1,906	1,901	1,753	1.58
Planet US Buyer, LLC	(8)	SOFR +	3.00%	6.67%	2/9/2024	2/7/2031	1,007	1,005	1,008	0.91
								8,933	8,586	7.75

BCRED Verdelite JV LP
Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Food Products
CHG PPC Parent, LLC	(9)	SOFR +	3.00%	6.78%	11/16/2022	12/8/2028	$2,908	$2,866	$2,915	2.63%
Dreyers Grand Ice Cream, Inc.	(8)	SOFR +	2.25%	5.88%	3/11/2025	9/30/2031	1,973	1,962	1,936	1.74
Froneri US, Inc.	(8)	SOFR +	2.25%	5.88%	7/16/2025	9/30/2032	1,374	1,371	1,350	1.22
PFI Lower Midco, LLC	(8)	SOFR +	4.00%	7.67%	12/1/2025	12/1/2032	200	198	200	0.18
Saratoga Food Specialties, LLC	(8)	SOFR +	3.25%	6.92%	3/7/2024	3/12/2029	712	712	717	0.65
Snacking Investments US, LLC	(8)	SOFR +	3.00%	6.67%	10/30/2025	10/29/2032	345	344	346	0.31
								7,453	7,464	6.73
Ground Transportation
Genesee & Wyoming, Inc.	(8)	SOFR +	1.75%	5.45%	4/10/2024	4/10/2031	4,260	4,244	4,244	3.82
Health Care Equipment & Supplies
Argent Finco, LLC	(8)	SOFR +	2.50%	6.16%	11/20/2025	11/12/2032	151	151	152	0.14
Resonetics, LLC	(10)	SOFR +	2.75%	6.42%	7/24/2025	6/18/2031	3,537	3,537	3,527	3.18
WS Audiology A/S	(8)	SOFR +	3.25%	6.95%	2/13/2026	2/28/2029	4,044	4,044	4,049	3.65
								7,732	7,728	6.97
Health Care Providers & Services
Agiliti Health, Inc.	(8)	SOFR +	3.00%	6.58%	5/1/2023	5/1/2030	2,768	2,769	2,698	2.43
CHG Healthcare Services, Inc.	(9)	SOFR +	2.75%	6.42%	7/25/2025	9/29/2028	2,474	2,477	2,479	2.23
Concentra Health Services, Inc.	(8)	SOFR +	2.00%	5.67%	7/26/2024	7/26/2031	2,116	2,116	2,126	1.91
Davita, Inc.	(8)	SOFR +	1.75%	5.42%	5/9/2024	5/9/2031	3,448	3,448	3,461	3.12
Ensemble RCM, LLC	(8)	SOFR +	3.00%	6.66%	2/9/2026	2/9/2033	1,747	1,745	1,730	1.56
Global Medical Response, Inc.	(8)	SOFR +	3.50%	7.17%	9/10/2025	10/1/2032	2,363	2,358	2,358	2.12
Heartland Dental, LLC	(8)	SOFR +	3.75%	7.42%	8/7/2025	8/25/2032	2,253	2,247	2,251	2.03
MED ParentCo, LP	(8)	SOFR +	3.00%	6.67%	12/31/2025	4/15/2031	1,183	1,183	1,184	1.07
Outcomes Group Holdings, Inc.	(8)	SOFR +	3.00%	6.67%	5/6/2024	5/6/2031	2,044	2,044	2,047	1.84
Pediatric Associates Holding Co, LLC	(9)	SOFR +	3.25%	7.18%	11/16/2022	12/29/2028	475	471	456	0.41
Radiology Partners, Inc.	(8)	SOFR +	4.50%	8.20%	10/10/2025	6/30/2032	1,803	1,798	1,780	1.60
Raven Acquisition Holdings, LLC	(7)(8)	SOFR +	3.00%	6.67%	4/4/2025	11/19/2031	2,316	2,278	2,272	2.05
Southern Veterinary Partners, LLC	(8)	SOFR +	2.50%	6.18%	7/22/2025	12/4/2031	2,192	2,191	2,176	1.96
US Fertility Enterprises, LLC	(7)(8)	SOFR +	3.50%	7.17%	12/30/2025	12/30/2032	307	306	307	0.28
								27,431	27,325	24.61
Health Care Technology
athenahealth, Inc.	(9)	SOFR +	2.75%	6.42%	11/16/2022	2/15/2029	7,420	7,232	7,294	6.57
Cotiviti, Inc.	(8)	SOFR +	2.75%	6.42%	5/1/2024	5/1/2031	2,435	2,426	2,250	2.03
Gainwell Acquisition Corp.	(10)	SOFR +	4.00%	7.80%	11/16/2022	10/1/2027	1,949	1,923	1,896	1.71
Waystar Technologies, Inc.	(8)	SOFR +	2.00%	5.67%	8/6/2025	10/22/2029	2,096	2,096	2,094	1.89
								13,677	13,534	12.20

BCRED Verdelite JV LP
Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Hotels, Restaurants & Leisure
Alterra Mountain, Co.	(8)	SOFR +	2.50%	6.17%	7/23/2025	8/17/2028	$1,826	$1,826	$1,827	1.65%
Bulldog Purchaser, Inc.	(9)	SOFR +	3.25%	6.91%	2/5/2026	2/4/2033	761	757	761	0.68
Caesars Entertainment, Inc.	(9)	SOFR +	2.25%	5.92%	2/6/2023	2/6/2030	1,322	1,315	1,287	1.16
Caesars Entertainment, Inc.	(9)	SOFR +	2.25%	5.92%	2/6/2024	2/6/2031	2,769	2,764	2,696	2.43
FanDuel Group Financing, LLC	(9)	SOFR +	1.75%	5.45%	11/24/2023	11/30/2030	2,369	2,369	2,349	2.12
Fertitta Entertainment, LLC	(9)	SOFR +	3.25%	6.92%	11/16/2022	1/27/2029	2,716	2,694	2,668	2.40
GVC Finance, LLC	(8)	SOFR +	2.25%	5.95%	5/8/2024	10/31/2029	5,828	5,835	5,833	5.25
Hilton Grand Vacations Borrower, LLC	(8)	SOFR +	2.00%	5.67%	1/17/2024	1/17/2031	704	702	703	0.63
IRB Holding Corp.	(9)	SOFR +	2.50%	6.18%	11/17/2025	12/15/2030	6,877	6,875	6,869	6.19
LC Ahab US Bidco, LLC	(8)	SOFR +	2.50%	6.17%	5/1/2024	5/1/2031	1,652	1,627	1,638	1.48
Life Time, Inc.	(8)	SOFR +	2.00%	5.67%	8/14/2025	11/5/2031	1,106	1,106	1,107	1.00
Marriott Ownership Resorts, Inc.	(8)	SOFR +	2.25%	5.92%	4/1/2024	4/1/2031	3,088	3,105	3,085	2.78
Mic Glen, LLC	(9)	SOFR +	3.25%	6.92%	7/29/2025	7/21/2028	3,357	3,308	3,370	3.04
Motion Finco, LLC	(8)	SOFR +	3.50%	7.20%	2/5/2024	11/12/2029	2,500	2,492	2,199	1.98
New Red Finance, Inc.	(8)	SOFR +	1.75%	5.42%	6/16/2024	9/20/2030	2,758	2,740	2,756	2.48
Raising Cane's Restaurants, LLC	(8)	SOFR +	2.00%	5.67%	11/3/2025	11/3/2032	417	416	415	0.37
Scientific Games Holdings, LP	(9)	SOFR +	3.00%	6.65%	6/11/2024	4/4/2029	2,940	2,940	2,900	2.61
Tacala Investment Corp.	(10)	SOFR +	3.00%	6.67%	8/6/2025	1/31/2031	1,577	1,577	1,579	1.42
TRQ Sales, LLC	(8)	SOFR +	3.25%	6.95%	12/30/2025	12/30/2032	908	904	882	0.79
Whatabrands, LLC	(9)	SOFR +	2.50%	6.17%	12/11/2024	8/3/2028	6,938	6,936	6,934	6.25
								52,288	51,858	46.71
Household Durables
AI Aqua Merger Sub, Inc.	(9)	SOFR +	2.75%	6.41%	2/4/2026	7/30/2028	2,478	2,467	2,475	2.23
Weber-Stephen Products, LLC	(8)	SOFR +	3.75%	7.41%	9/17/2025	10/1/2032	338	335	331	0.30
								2,802	2,806	2.53
Household Products
Energizer Holdings, Inc.	(8)	SOFR +	2.00%	5.67%	5/29/2024	3/19/2032	392	391	392	0.35
Independent Power and Renewable Electricity Producers
Talen Energy Supply, LLC	(8)	SOFR +	2.00%	5.67%	11/25/2025	11/25/2032	298	296	298	0.27
Industrial Conglomerates
Bettcher Industries, Inc.	(9)	SOFR +	4.00%	7.67%	9/19/2025	12/14/2028	378	378	379	0.34
Engineered Machinery Holdings, Inc.	(8)	SOFR +	3.25%	6.95%	11/26/2025	11/26/2032	226	226	228	0.21
								604	607	0.55

BCRED Verdelite JV LP
Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Insurance
Alliant Holdings Intermediate, LLC	(8)	SOFR +	2.50%	6.17%	7/31/2025	9/19/2031	$990	$971	$984	0.89%
AmWINS Group, Inc.	(10)	SOFR +	2.00%	5.67%	1/14/2026	1/30/2032	2,474	2,468	2,460	2.22
Baldwin Insurance Group Holdings, LLC	(8)	SOFR +	2.50%	6.18%	9/12/2025	5/26/2031	6,269	6,258	6,177	5.56
BroadStreet Partners, Inc.	(8)	SOFR +	2.50%	6.17%	6/14/2024	6/13/2031	6,996	6,986	6,835	6.16
HUB International, Ltd.	(8)	SOFR +	2.25%	5.92%	7/30/2024	6/20/2030	2,404	2,389	2,402	2.16
Hyperion Refinance S.à r.l.	(9)	SOFR +	2.75%	6.42%	11/22/2024	2/15/2031	4,627	4,627	4,493	4.05
Hyperion Refinance S.à r.l.	(9)	SOFR +	2.75%	6.42%	12/11/2025	4/18/2030	2,375	2,375	2,321	2.09
OneDigital Borrower, LLC	(9)	SOFR +	3.00%	6.67%	7/2/2024	7/2/2031	2,224	2,224	2,156	1.94
Ryan Specialty, LLC	(8)	SOFR +	2.00%	5.67%	10/10/2025	9/13/2031	1,990	1,988	1,990	1.79
USI, Inc.	(8)	SOFR +	2.25%	5.95%	12/23/2024	9/29/2030	2,461	2,453	2,457	2.21
USI, Inc.	(8)	SOFR +	2.25%	5.95%	12/23/2024	11/21/2029	1,433	1,428	1,431	1.29
								34,167	33,706	30.36
Interactive Media & Services
Creative Artists Agency, LLC	(8)	SOFR +	2.50%	6.17%	8/11/2025	10/1/2031	2,487	2,491	2,489	2.24
Project Boost Purchaser, LLC	(8)	SOFR +	2.75%	6.45%	7/16/2024	7/16/2031	6,451	6,437	6,232	5.61
TripAdvisor, Inc.	(8)	SOFR +	2.75%	6.42%	7/8/2024	7/8/2031	2,356	2,352	2,242	2.02
WH Borrower, LLC	(9)	SOFR +	4.50%	8.16%	2/12/2026	2/20/2032	254	252	254	0.23
								11,532	11,217	10.10
IT Services
Ahead DB Holdings, LLC	(10)	SOFR +	2.50%	6.20%	8/2/2024	2/1/2031	2,791	2,789	2,754	2.48
Fortress Intermediate 3, Inc.	(8)	SOFR +	3.00%	6.67%	7/2/2025	6/27/2031	2,469	2,469	2,453	2.21
Go Daddy Operating Co, LLC	(8)	SOFR +	1.75%	5.42%	5/31/2024	5/30/2031	737	736	725	0.65
Newfold Digital Holdings Group, Inc.	(10)	SOFR +	3.50%	7.27%	12/8/2025	4/30/2029	2,126	2,047	1,567	1.41
Newfold Digital Holdings Group, Inc.	(10)(17)	SOFR +	3.50%	7.27%	12/8/2025	4/30/2029	437	419	144	0.13
ThoughtWorks, Inc.	(9)	SOFR +	2.75%	6.53%	11/16/2022	3/24/2028	2,221	2,200	1,933	1.74
Virtusa Corp.	(10)	SOFR +	3.25%	6.92%	6/21/2024	2/15/2029	4,932	4,932	4,466	4.02
World Wide Technology Holding Co, LLC	(9)	SOFR +	2.00%	5.67%	7/17/2025	3/1/2030	884	884	883	0.80
								16,476	14,925	13.44
Life Sciences Tools & Services
Parexel International, Inc.	(9)	SOFR +	2.75%	6.42%	12/12/2025	12/12/2031	3,139	3,138	3,133	2.82
First Lien Debt (continued)

BCRED Verdelite JV LP
Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

Machinery
Chart Industries, Inc.	(9)	SOFR +	2.50%	6.16%	7/2/2024	3/15/2030	$1,974	$1,974	$1,975	1.78%
CoorsTek, Inc.	(8)	SOFR +	3.00%	6.67%	10/28/2025	10/28/2032	339	337	341	0.31
EMRLD Borrower, LP	(8)	SOFR +	2.25%	5.95%	8/11/2025	8/4/2031	2,481	2,481	2,480	2.23
Hobbs & Associates, LLC	(8)	SOFR +	2.75%	6.42%	10/10/2025	7/23/2031	1,990	1,989	1,978	1.78
Innio North America Holding, Inc.	(8)	SOFR +	2.00%	5.66%	2/5/2026	11/2/2031	665	665	660	0.59
LSF11 Trinity Bidco, Inc.	(8)	SOFR +	2.50%	6.18%	9/11/2025	6/14/2030	2,287	2,287	2,287	2.06
Lsf12 Helix Parent, LLC	(8)	SOFR +	3.50%	7.17%	2/10/2026	2/10/2033	352	350	348	0.31
Pro Mach Group, Inc.	(8)	SOFR +	2.75%	6.42%	10/16/2025	10/16/2032	802	800	801	0.72
TK Elevator U.S. Newco, Inc.	(9)	SOFR +	2.75%	6.38%	3/14/2024	4/30/2030	4,286	4,286	4,300	3.87
Victory Buyer, LLC	(8)	SOFR +	3.00%	6.67%	2/13/2026	2/13/2033	296	294	297	0.27
								15,463	15,467	13.92
Media
ABG Intermediate Holdings 2, LLC	(8)	SOFR +	2.25%	5.92%	12/13/2024	12/21/2028	385	385	385	0.35
American Greetings Corp.	(8)	SOFR +	5.75%	9.42%	4/30/2024	10/30/2029	1,251	1,235	1,251	1.13
Fleet US Bidco, Inc.	(4)(8)	SOFR +	2.75%	6.42%	8/15/2024	2/21/2031	654	654	655	0.59
								2,274	2,291	2.07
Metals & Mining
Arsenal AIC Parent, LLC	(8)	SOFR +	2.75%	6.42%	8/21/2024	8/18/2030	371	371	372	0.34
Novelis Holdings, Inc.	(8)	SOFR +	1.75%	5.45%	9/11/2025	3/11/2032	902	902	904	0.81
SCIH Salt Holdings, Inc.	(10)	SOFR +	2.75%	6.35%	12/4/2025	1/31/2029	1,984	1,986	1,981	1.78
								3,259	3,257	2.93
Mortgage Real Estate Investment Trusts (REITs)
Starwood Property Mortgage, LLC	(8)	SOFR +	2.25%	5.92%	8/14/2025	9/24/2032	384	382	385	0.35
Oil, Gas & Consumable Fuels
Blackfin Pipeline, LLC	(8)	SOFR +	3.00%	6.67%	9/29/2025	9/29/2032	456	454	459	0.41
Freeport LNG Investments, LLLP	(8)	SOFR +	3.25%	6.89%	1/29/2026	2/11/2033	1,819	1,810	1,822	1.64
GIP Pilot Acquisition Partners, LP	(8)	SOFR +	2.00%	5.65%	5/22/2024	10/4/2030	1,044	1,044	1,046	0.94
VRS Buyer, Inc.	(7)(8)	SOFR +	3.50%	7.17%	10/10/2025	10/12/2032	767	763	767	0.69
								4,071	4,094	3.68
Pharmaceuticals
Opal Bidco, SAS	(8)	SOFR +	3.00%	6.70%	10/29/2025	4/28/2032	190	190	190	0.17
First Lien Debt (continued)

BCRED Verdelite JV LP
Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

Professional Services
AG Group Holdings, Inc.	(9)	SOFR +	4.25%	7.92%	11/16/2022	12/29/2028	$3,509	$3,464	$3,186	2.87%
AlixPartners, LLP	(8)	SOFR +	2.00%	5.67%	7/31/2025	8/12/2032	992	991	985	0.89
Ankura Consulting Group, LLC	(10)	SOFR +	3.50%	7.17%	12/17/2024	12/29/2031	1,128	1,125	1,080	0.97
Ascensus Group Holdings, Inc.	(9)	SOFR +	3.00%	6.67%	12/13/2024	11/25/2032	1,245	1,236	1,227	1.11
Camelot US Acquisition, LLC	(8)	SOFR +	2.75%	6.42%	1/31/2024	1/31/2031	2,700	2,695	2,346	2.11
Cast & Crew Payroll, LLC	(9)(17)	SOFR +	3.75%	7.42%	11/16/2022	12/29/2028	1,880	1,875	755	0.68
CoreLogic, Inc.	(9)	SOFR +	3.50%	7.28%	3/4/2026	6/2/2028	997	969	956	0.86
Eisner Advisory Group, LLC	(9)	SOFR +	4.00%	7.67%	2/28/2024	2/28/2031	1,190	1,181	1,136	1.02
EP Purchaser, LLC	(9)	SOFR +	3.50%	7.29%	11/16/2022	11/6/2028	477	467	303	0.27
Genuine Financial Holdings, LLC	(8)	SOFR +	3.25%	6.92%	6/28/2024	9/27/2030	5,762	5,762	4,974	4.48
Grant Thornton Advisors, LLC	(8)	SOFR +	2.75%	6.42%	5/31/2024	6/2/2031	4,982	4,996	4,664	4.20
Heron Bidco, LLC	(8)	SOFR +	4.00%	7.70%	12/10/2025	12/10/2032	433	427	432	0.39
Mermaid Bidco, Inc.	(8)	SOFR +	3.25%	6.91%	7/1/2024	7/3/2031	2,630	2,627	2,581	2.32
Ryan, LLC	(9)	SOFR +	3.50%	7.17%	11/7/2025	11/5/2032	650	645	631	0.57
Sedgwick Claims Management Services, Inc.	(8)	SOFR +	2.50%	6.17%	2/24/2023	7/31/2031	7,167	7,150	7,047	6.35
Trans Union, LLC	(9)	SOFR +	1.75%	5.42%	1/30/2024	6/24/2031	4,471	4,466	4,454	4.01
TTF Lower Intermediate, LLC	(8)	SOFR +	3.75%	7.38%	7/18/2024	7/18/2031	1,205	1,196	904	0.81
VT Topco, Inc.	(9)	SOFR +	3.00%	6.67%	4/3/2024	8/9/2030	1,013	1,013	986	0.89
								42,285	38,647	34.80
Real Estate Management & Development
Cushman & Wakefield US Borrower, LLC	(4)(9)	SOFR +	2.75%	6.42%	7/16/2025	1/31/2030	1,451	1,451	1,458	1.31
Cushman & Wakefield US Borrower, LLC	(9)	SOFR +	2.50%	6.17%	9/26/2025	1/31/2030	1,481	1,483	1,490	1.34
								2,934	2,948	2.65
Semiconductors & Semiconductor Equipment
Altar Bidco, Inc.	(9)	SOFR +	3.10%	6.61%	3/24/2025	2/1/2029	1,982	1,975	1,973	1.78
MKS, Inc.	(8)	SOFR +	1.75%	5.41%	2/4/2026	2/4/2033	234	234	234	0.21
								2,209	2,207	1.99
First Lien Debt (continued)

BCRED Verdelite JV LP
Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

Software
BEP Intermediate Holdco, LLC	(4)(8)	SOFR +	2.75%	6.42%	7/10/2025	4/25/2031	$732	$732	$732	0.66%
Boxer Parent Company, Inc.	(8)	SOFR +	3.00%	6.67%	7/30/2024	7/30/2031	6,203	6,192	5,768	5.20
Capstone Borrower, Inc.	(8)	SOFR +	2.75%	6.45%	8/11/2025	6/17/2030	2,481	2,484	2,365	2.13
Cloud Software Group, Inc.	(8)	SOFR +	3.25%	6.95%	8/7/2025	3/21/2031	2,397	2,394	2,203	1.98
Cloud Software Group, Inc.	(8)	SOFR +	3.25%	6.95%	8/7/2025	8/13/2032	695	695	638	0.57
Cloudera, Inc.	(9)	SOFR +	3.75%	7.52%	11/16/2022	10/8/2028	3,487	3,428	3,123	2.81
Conga Corp.	(10)	SOFR +	3.50%	7.17%	8/8/2024	5/8/2028	3,483	3,483	2,993	2.70
Cornerstone OnDemand, Inc.	(9)	SOFR +	3.75%	7.53%	11/16/2022	10/16/2028	2,123	2,029	1,558	1.40
Dayforce Bidco, LLC	(8)	SOFR +	3.00%	6.66%	2/5/2026	2/4/2033	1,793	1,788	1,701	1.53
Delta Topco, Inc.	(8)	SOFR +	2.75%	6.42%	5/1/2024	11/30/2029	6,883	6,876	6,674	6.01
Disco Parent, Inc.	(8)	SOFR +	3.00%	6.67%	8/1/2025	8/6/2032	242	241	238	0.21
ECI Macola Max Holding, LLC	(10)	SOFR +	2.75%	6.45%	7/10/2025	5/9/2030	4,401	4,401	4,313	3.88
Ellucian Holdings, Inc.	(9)	SOFR +	2.50%	6.17%	2/29/2024	10/8/2029	2,632	2,632	2,564	2.31
Finastra USA, Inc.	(8)	SOFR +	4.00%	7.67%	7/31/2025	9/15/2032	1,371	1,359	1,291	1.16
Flash Charm, Inc.	(10)	SOFR +	3.50%	7.16%	6/11/2024	3/2/2028	3,807	3,802	3,035	2.73
Gen Digital, Inc.	(9)	SOFR +	1.75%	5.42%	6/5/2024	9/12/2029	5,746	5,746	5,698	5.13
Gen Digital, Inc.	(9)	SOFR +	1.75%	5.42%	6/5/2024	4/16/2032	2,481	2,465	2,448	2.20
Genesys Cloud Services, Inc.	(8)	SOFR +	2.50%	6.17%	9/26/2024	1/30/2032	2,669	2,661	2,559	2.30
McAfee Corp.	(9)	SOFR +	3.00%	6.67%	5/31/2024	3/1/2029	3,493	3,493	3,130	2.82
Mitnick Purchaser, Inc.	(9)(17)(18)	SOFR +	4.75%	8.52%	11/16/2022	5/2/2029	3,327	3,277	1,540	1.39
Ping Identity Holding Corp.	(8)	SOFR +	2.75%	6.42%	11/13/2025	11/15/2032	389	388	385	0.35
Planview Parent, Inc.	(8)	SOFR +	3.50%	7.20%	12/17/2024	12/17/2027	1,882	1,882	1,418	1.28
Project Alpha Intermediate Holding, Inc.	(9)	SOFR +	3.25%	6.95%	5/14/2024	10/26/2030	3,126	3,126	2,383	2.15
Proofpoint, Inc.	(9)	SOFR +	3.00%	6.70%	12/8/2025	8/31/2028	2,940	2,940	2,851	2.57
Quartz Acquireco, LLC	(8)	SOFR +	2.25%	5.95%	6/3/2024	6/28/2030	621	621	520	0.47
RealPage, Inc.	(9)	SOFR +	3.00%	6.96%	11/16/2022	4/24/2028	2,704	2,665	2,597	2.34
Relativity Intermediate Holdco, LLC	(8)	SOFR +	2.75%	6.42%	1/30/2026	1/30/2033	251	250	248	0.22
Rocket Software, Inc.	(9)	SOFR +	3.75%	7.42%	10/5/2023	11/28/2028	3,623	3,602	3,483	3.14
Skopima Consilio Parent, LLC	(9)	SOFR +	3.75%	7.42%	12/18/2024	5/12/2028	1,549	1,549	1,219	1.10
Sophos Holdings, LLC	(8)	SOFR +	3.50%	7.28%	11/16/2022	3/5/2027	3,471	3,462	3,314	2.99
SS&C Technologies, Inc.	(8)	SOFR +	2.00%	5.67%	10/9/2025	5/9/2031	196	196	196	0.18
Trio Bidco, LLC	(7)(8)	SOFR +	4.00%	7.70%	10/31/2025	10/29/2032	668	662	647	0.58
Tuple US Bidco, LLC	(8)	SOFR +	3.75%	7.38%	1/28/2026	9/15/2032	295	294	287	0.26
Vision Solutions, Inc.	(10)	SOFR +	4.00%	7.93%	11/16/2022	4/24/2028	3,585	3,476	2,787	2.51
XPLOR T1, LLC	(8)	SOFR +	3.50%	7.17%	12/1/2025	12/1/2032	983	979	917	0.83
Zodiac Purchaser, LLC	(8)	SOFR +	3.50%	7.17%	2/14/2025	2/14/2032	995	992	922	0.83
								87,262	78,745	70.92
First Lien Debt (continued)

BCRED Verdelite JV LP
Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

Specialty Retail
Apro, LLC	(8)	SOFR +	3.75%	7.43%	7/9/2024	7/9/2031	$3,892	$3,885	$3,909	3.52%
CWGS Group, LLC	(10)	SOFR +	2.50%	6.28%	11/16/2022	6/3/2028	2,393	2,355	2,292	2.06
EG America, LLC	(8)	SOFR +	3.25%	6.92%	2/10/2026	2/10/2031	485	483	486	0.44
Great Outdoors Group, LLC	(10)	SOFR +	3.25%	6.92%	1/23/2025	1/23/2032	988	988	987	0.89
HomeServe USA Holding Corp.	(8)	SOFR +	2.00%	5.68%	5/29/2024	10/21/2030	813	813	808	0.73
Mavis Tire Express Services Topco, Corp.	(10)	SOFR +	3.00%	6.67%	7/18/2024	5/4/2028	5,494	5,497	5,496	4.95
OPENLANE, Inc.	(4)(8)	SOFR +	2.50%	6.14%	10/8/2025	10/8/2032	156	155	156	0.14
								14,176	14,134	12.73
Trading Companies & Distributors
American Builders & Contractors Supply Co, Inc.	(8)	SOFR +	1.75%	5.42%	1/31/2024	1/31/2031	671	671	672	0.61
Avolon TLB Borrower 1 US, LLC	(9)	SOFR +	1.75%	5.43%	6/22/2023	6/24/2030	2,703	2,688	2,711	2.44
BCPE Empire Holdings, Inc.	(9)	SOFR +	3.50%	7.17%	3/12/2026	12/29/2032	930	916	917	0.83
Core & Main, LP	(4)(8)	SOFR +	2.00%	5.68%	2/9/2024	2/9/2031	1,064	1,064	1,067	0.96
Icebox Holdco III, Inc.	(9)	SOFR +	3.25%	6.95%	11/16/2022	12/22/2031	4,265	4,180	4,277	3.85
Johnstone Supply, LLC	(8)	SOFR +	2.25%	5.92%	2/5/2026	6/9/2031	1,278	1,278	1,272	1.15
White Cap Buyer, LLC	(8)	SOFR +	3.25%	6.92%	6/13/2024	10/19/2029	4,358	4,352	4,203	3.79
Windsor Holdings III, LLC	(8)	SOFR +	2.75%	6.42%	9/20/2024	8/1/2030	3,792	3,783	3,744	3.37
								18,932	18,863	17.00
Transportation Infrastructure
Apple Bidco, LLC	(8)	SOFR +	2.50%	6.17%	11/16/2022	9/23/2031	3,431	3,421	3,437	3.10
Signature Aviation US Holdings, Inc.	(9)	SOFR +	2.50%	6.17%	8/11/2025	7/1/2031	2,487	2,490	2,494	2.25
								5,911	5,931	5.35
Total First Lien Debt								637,306	613,258	552.39
Total Investment Portfolio								637,306	613,258	552.39
Cash and Cash Equivalents
Fidelity Investments Money Market Treasury Portfolio - Class I				3.55%				1,050	1,050	0.95
Other Cash and Cash Equivalents								86,385	86,385	77.81
Total Cash and Cash Equivalents								87,435	87,435	78.76
Total Portfolio Investments, Cash and Cash Equivalents								$724,741	$700,693	631.15%
(1)Unless otherwise indicated, all debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. As of March 31, 2026, the Company had investments denominated in Canadian Dollars (CAD), Euros (EUR), British Pounds (GBP), Swiss Francs (CHF), Danish Krone (DKK), Swedish Krona (SEK), Norwegian Krone (NOK), New Zealand Dollars (NZD), and Australian Dollars (AUD). All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. The total par amount (in thousands) is presented for debt investments, while the number of shares or units (in whole amounts) owned is presented for equity investments. Each of the Company’s investments is pledged as collateral, under one or more of its credit facilities unless otherwise indicated.

BCRED Verdelite JV LP
Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either Canadian Overnight Repo Rate Average (“CORRA” or “CA”), Sterling Overnight Interbank Average Rate (“SONIA” or “S”), Euro Interbank Offer Rate (“Euribor” or “E”), Secured Overnight Financing Rate (“SOFR”), Stockholm Interbank Offered Rate (“STIBOR” or “ST”), Copenhagen Interbank Offered Rate (“CIBOR” or “CI”), Norwegian Interbank Offered Rate (“NIBOR” or “N”), Swiss Average Rate Overnight (“SARON” or “SA”), New Zealand Bank Bill Reference Rate (“BKBM” or “B”), Australian Bank Bill Swap Bid Rate (“BBSY” or “BB”) or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of March 31, 2026. Variable rate loans typically include an interest reference rate floor feature.
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

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Chicago US Midco III, LP	Delayed Draw Term Loan	10/30/2027	$76	$(1)
Pinnacle Buyer, LLC	Delayed Draw Term Loan	4/1/2027	85	—
Pye-Barker Fire & Safety, LLC	Delayed Draw Term Loan	12/31/2027	147	—
Raven Acquisition Holdings, LLC	Delayed Draw Term Loan	11/19/2026	167	(3)
Sanders Industries Holdings, Inc.	Delayed Draw Term Loan	2/26/2027	139	—
Trio Bidco, LLC	Delayed Draw Term Loan	10/31/2027	70	(2)
US Fertility Enterprises, LLC	Delayed Draw Term Loan	12/30/2027	47	—
VRS Buyer, Inc.	Delayed Draw Term Loan	10/10/2027	79	—
Total Unfunded Commitments			$810	$(6)
(8)There are no interest rate floors on these investments.
(9)The interest rate floor on these investments as of March 31, 2026 was 0.50%.
(10)The interest rate floor on these investments as of March 31, 2026 was 0.75%.
(11)The interest rate floor on these investments as of March 31, 2026 was 1.00%.
(12)The interest rate floor on these investments as of March 31, 2026 was 1.25%.
(13)The interest rate floor on these investments as of March 31, 2026 was 1.50%.
(14)The interest rate floor on these investments as of March 31, 2026 was 2.00%.
(15)For unsettled positions the interest rate does not include the base rate.
(16)Reserved.
(17)Loan was on non-accrual status as of March 31, 2026.
(18)These loans are “last-out” portions of loans. The “last-out” portion of the Company's loan investment generally earns a higher interest rate than the “first-out” portion, and in exchange the “first-out” portion would generally receive priority with respect to payment principal, interest and any other amounts due thereunder over the “last-out” portion.
(19)All securities are exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities.” As of March 31, 2026, the aggregate fair value of these securities is $613.3 million or 552.39% of the Company’s net assets. The initial acquisition dates have been included for such securities.

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
(8)There are no interest rate floors on these investments.

BCRED Verdelite JV LP
Consolidated Schedule of Investments
December 31, 2025
(in thousands)
(Unaudited)
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

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

The following table presents the selected consolidated statements of assets and liabilities information of the Verdelite JV as of March 31, 2026 and December 31, 2025 (Unaudited):

	March 31, 2026	December 31, 2025
ASSETS
Investments at fair value (cost of $637,306 and $720,787, respectively)	$613,258	$714,200
Cash and cash equivalents	87,435	59,435
Interest receivable	2,762	2,852
Receivable for investments sold	14,502	2,584
Deferred financing costs	136	145
Total assets	$718,093	$779,216
LIABILITIES
Debt (net of unamortized debt issuance costs of $969 and $1,105, respectively)	$587,638	$626,812
Distribution payable	1,458	2,753
Payable for investments purchased and other liabilities	17,970	20,431
Total liabilities	607,066	649,996
PARTNERS’ CAPITAL
Partners’ capital	111,027	129,220
Total partners’ capital	111,027	129,220
Total liabilities and partners’ capital	$718,093	$779,216
The following table presents the selected consolidated statements of operations information of the Verdelite JV for the three months ended March 31, 2026 and 2025 (Unaudited):

	Three Months Ended March 31,
	2026	2025
Investment income:
Interest income	$11,865	$13,920
Other income	5	3
Total investment income	11,870	13,923
Expenses:
Interest expense	7,992	9,124
Other expenses	180	118
Total expenses	8,172	9,242
Net investment income before tax expense	3,698	4,681
Tax expense	—	—
Net investment income after tax expense	3,698	4,681
Net realized and change in unrealized gain (loss):
Net change in unrealized gain (loss) on investments	(17,461)	(10,423)
Net realized gain (loss) on investments and extinguishment of debt	(2,972)	499
Total net realized and change in unrealized gain (loss)	(20,433)	(9,924)
Net increase (decrease) in partners’ capital resulting from operations	$(16,735)	$(5,243)
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

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

The chief operating decision maker (“CODM”) consists of the Company’s co-chief executive officers and chief financial officer. The primary performance metric provided to the CODM to assess performance and make operating decisions is Net increase (decrease) in net assets resulting from operations which is reported on the Condensed Consolidated Statements of Operations.
Performance metrics are provided to the CODM on a quarterly basis and are utilized to evaluate performance generated from segment net assets. These key metrics, in addition to other factors, are utilized by the CODM to determine allocation of profits, such as for investment or the amount of dividends to be distributed to the Company’s shareholders. As the Company operates as a single reporting segment, the segment net assets are reported on the Condensed Consolidated Statements of Assets and Liabilities as Total net assets and the significant segment expenses are listed on the Condensed Consolidated Statements of Operations.
Note 13. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of the condensed consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in the condensed consolidated financial statements as of March 31, 2026, except as discussed below.
April Subscriptions and Distribution Declaration
The Company received approximately $400.1 million of net proceeds, inclusive of distributions reinvested through the Company’s DRIP, relating to the issuance of Class I shares, Class S shares, and Class D shares for subscriptions effective April 1, 2026.
On April 20, 2026, the Company’s Board declared net distributions of $0.2000 per Class I share, $0.1829 per Class S share, and $0.1950 per Class D share, which is payable on or about May 28, 2026 to shareholders of record as of April 30, 2026.
May Subscriptions
Through the date of issuance of the condensed consolidated financial statements, the Company received approximately $303.7 million of subscriptions, inclusive of distributions reinvested through the Company’s DRIP, relating to the issuance of Class I, Class S and Class D shares effective May 1, 2026.
April 2031 and July 2031 Series 2026B Notes
On April 9, 2026, the Company entered into a Second Supplement (the “Second Supplement”) to the Master Note Purchase Agreement, dated as of March 25, 2025 (as supplemented by the Second Supplement, the “Series 2026B Note Purchase Agreement”) governing the issuance of (i) $500.0 million in aggregate principal amount of its 6.58% Series 2026B Senior Notes, Tranche A due April 9, 2031 (the “April 2031 Series 2026B Notes”) and (ii) $500.0 million in aggregate principal amount of its 6.61% Series 2026B Senior Notes, Tranche B due July 9, 2031 (the “July 2031 Series 2026B Notes” and, together with the April 2031 Series 2026B Notes, the “Series 2026B Notes”), to qualified institutional investors in a private placement. The April 2031 Series 2026B Notes were issued on April 9, 2026 and will mature on April 9, 2031 unless redeemed, purchased or prepaid prior to such date by the Company or its affiliates in accordance with their terms, and the July 2031 Series 2026B Notes were issued on April 9, 2026 and will mature on July 9, 2031 unless redeemed, purchased or prepaid prior to such date by the Company or its affiliates in accordance with their terms. Interest on the Series 2026B Notes will be due semiannually. In addition, the Company is obligated to offer to repay the Series 2026B Notes at par if certain change in control events occur. The Series 2026B Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured, unsubordinated indebtedness issued by the Company. In addition, subject to certain events including a ratings downgrade, the April 2031 Series 2026B Notes will bear interest at a fixed rate of 7.58% per year and the July 2031 Series 2026B Notes will bear interest at a fixed rate of 7.61% per year until the date such events are no longer occurring.

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

In connection with the Series 2026B Notes, the Company entered into interest rate swaps to more closely align the interest rates of the Company’s liabilities with the investment portfolio, which consists of predominately floating rate loans. The Company designated each interest rate swap and the respective 2026B Notes in a qualifying hedge accounting relationship.
Middle Peak Funding Facility
On April 21, 2026, the Middle Peak Funding Facility was amended pursuant to Amendment No. 7 to Credit and Security Agreement (the “Middle Peak Seventh Amendment”). The Middle Peak Seventh Amendment provides for, among other things, (i) an increase in the maximum facility amount to an amount not to exceed $1.5 billion and (ii) the payment of certain fees as agreed between BCRED Middle Peak Funding and the lenders party thereto.
2026-1 PC Static Warehouse
On April 22, 2026, the 2026-1 PC Static Warehouse was terminated with the proceeds of the 2026-1 PC Static Debt Securitization.
2026-1 PC Static CLO Debt Securitization
On April 22, 2026, the Company completed a $449.8 million term debt securitization (the “2026-1 Static Debt Securitization”). Term debt securitizations are also known as collateralized loan obligations and are a form of secured financing incurred by the Company, which is consolidated by the Company for financial reporting purposes and subject to its overall asset coverage requirement. The notes offered and loans incurred in the 2026-1 Static Debt Securitization (collectively, the “2026-1 Static Notes”) were issued by the 2026-1 PC Issuer, an indirectly wholly-owned and consolidated (for tax and accounting purposes) subsidiary of the Company, and are primarily secured by a diversified portfolio of private credit loans and participation interests therein.

		April 22, 2026
Description	Type	Principal Outstanding	Interest Rate	Credit Rating
Class A Notes	Senior Secured Floating Rate	$165,500	SOFR + 1.28%	AAA
Class A-L-B Loans	Senior Secured Floating Rate	100,000	SOFR + 1.28%	AAA
Class B Notes	Senior Secured Floating Rate	40,500	SOFR + 2.05%	AA
Class C Notes (1)	Mezzanine Secured Deferrable Floating Rate	27,000	SOFR + 2.40%	A
Class D Notes (1)	Mezzanine Secured Deferrable Floating Rate	20,250	SOFR + 3.90%	BBB-
Total Secured Notes		353,250
Subordinated Notes (1)	Subordinated	96,550	None	Not Rated
Total 2026-1 Static Notes		449,800
(1)The Company (through its wholly-owned and consolidated subsidiary, 2026-1 PC Depositor) retained all of the Class C Notes, the Class D Notes and the Subordinated Notes issued in the 2026-1 PC Debt Securitization which are eliminated in consolidation.
The Company (through its wholly-owned and consolidated subsidiary, 2026-1 PC Depositor) retained all of the Class C Notes, the Class D Notes and the Subordinated Notes issued in the 2026-1 Static Debt Securitization in part in exchange for the Company’s sale and contribution to the 2026-1 PC Issuer of the initial closing date portfolio. The 2026-1 Static Notes are scheduled to mature on April 22, 2036; however, the 2026-1 Static Notes may be redeemed by the 2026-1 PC Issuer, at the direction of the Company through its holder of the Subordinated Notes (through 2026-1 PC Depositor), on any business day after October 22, 2026. In connection with the sale and contribution, the Company has made customary representations, warranties and covenants to the 2026-1 PC Issuer. The Class A Notes, Class A-L-A Loans, Class A-L-B Loans, Class B Notes, Class C Notes and Class D Notes are secured obligations of the 2026-1 PC Issuer, the Subordinated Notes are the unsecured obligations of the 2026-1 PC Issuer, and the indenture governing the 2026-1 PC Notes includes customary covenants and events of default.

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

The 2026-1 Static Notes have not been, and will not be, registered under the Securities Act, or any state securities or “blue sky” laws and may not be offered or sold in the United States absent registration with the SEC or an applicable exemption from registration.
The Company serves as collateral manager to the 2026-1 PC Issuer under a collateral management agreement and has agreed to irrevocably waive all collateral management fees payable pursuant to the collateral management agreement.
May 2031 Notes Issuance
On April 27, 2026, the Company issued $850.0 million aggregate principal amount of 5.950% notes due 2031 (the “May 2031 Notes”) pursuant to a supplemental indenture, dated as of April 27, 2026 (and together with the Base Indenture, the “May 2031 Notes Indenture”), to the Base Indenture between the Company and the Trustee.
The May 2031 Notes will mature on May 15, 2031 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the May 2031 Notes Indenture. The May 2031 Notes bear interest at a rate of 5.950%, payable semi-annually on November 15 and May 15 of each year, beginning on November 15, 2026. The May 2031 Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the May 2031 Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.
In connection with the May 2031 Notes, the Company entered into an interest rate swap to more closely align the interest rates of the Company’s liabilities with the investment portfolio, which consists of predominately floating rate loans. The Company designated this interest rate swap and the May 2031 Notes in a qualifying hedge accounting relationship.
2021-2 Debt Securitization
On May 6, 2026, all of the secured debt issued or incurred, as applicable, in connection with 2021-2 Debt Securitization was redeemed in whole.
2022-1 BSL Debt Securitization
On May 6, 2026, all of the secured notes issued in connection with 2022-1 BSL Debt Securitization were redeemed in whole.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The information contained in this section should be read in conjunction with “Item 1. Financial Statements” hereto and “Part II, Item 8—Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2025, as updated from time to time by the Company’s periodic filings with the SEC. This discussion contains forward-looking statements and involves numerous risks, uncertainties, and other factors outside of the Company’s control, including, but not limited to, those set forth in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, as updated from time to time by the Company’s periodic filings with the SEC.
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

Portfolio and Investment Activity
For the three months ended March 31, 2026, we made $2,493.7 million aggregate principal amount of new investment commitments ($1,434.8 million of which remained unfunded as of March 31, 2026), $2,391.3 million of which was first lien debt, $12.6 million of which was structured finance equity obligations, $68.8 million of which was equity and $21.0 million of which was investments in our joint ventures.
Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated) (dollar amounts in thousands):

	As of and for the three months ended March 31,
	2026	2025
Investments:
Total investments, beginning of period	$82,916,242	$68,985,671
New investments purchased	4,291,332	5,009,226
Payment-in-kind interest capitalized	113,323	105,430
Net accretion of discount on investments	68,104	76,692
Net realized gain (loss) on investments	(34,907)	(59,178)
Investments sold or repaid	(5,000,841)	(4,333,690)
Total investments, end of period	$82,353,253	$69,784,151
Amount of investments funded at principal:
First lien debt	$4,248,964	$4,768,774
Second lien debt	—	175,708
Structured finance obligations - debt instruments	—	28,900
Structured finance obligations - equity instruments	14,439	82,123
Equity and other (6)	94,952	21,865
Total	$4,358,355	$5,077,370
Proceeds from investments sold or repaid:
First lien debt	$(3,777,354)	$(4,142,489)
Second lien debt	(37,170)	(60,687)
Unsecured debt	(1,008)	—
Structured finance obligations - debt instruments	(64,495)	(75,321)
Structured finance obligations - equity instruments	(16,336)	(15,301)
Equity and other	(1,104,478)	(39,892)
Total	$(5,000,841)	$(4,333,690)

	March 31, 2026	December 31, 2025
Number of portfolio companies	695	700
Weighted average yield on performing debt and income producing investments, at amortized cost (1)(2)	9.0%	9.2%
Weighted average yield on performing debt and income producing investments, at fair value (1)(2)	9.1%	9.3%
Average loan-to-value (LTV) (3)	46.5%	45.9%
Percentage of performing debt investments bearing a floating rate (4)	99.7%	99.7%
Percentage of performing debt investments bearing a fixed rate (4)	0.3%	0.3%
Percentage of assets on non-accrual, at amortized cost (5)	2.4%	0.6%
Percentage of assets on non-accrual, at fair value (5)	1.4%	0.4%
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
(2)As of March 31, 2026 and December 31, 2025, the weighted average total portfolio yield at amortized cost was 8.4% and 9.1%, respectively. As of March 31, 2026 and December 31, 2025, the weighted average total portfolio yield at fair value was 8.6% and 9.2%, respectively.

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
(4)As a percentage of total fair value of performing debt investments. As of March 31, 2026 and December 31, 2025, performing debt investments bearing a floating rate represented 95.5% and 95.3%, respectively, of total investments at fair value (excluding investments in joint ventures).
(5)As a percentage of total amortized cost or fair value of investments (excluding investments in joint ventures).
(6)Includes $21.0 million and $0.0 million of investments in our joint ventures for the three months ended March 31, 2026 and 2025, respectively.
As of March 31, 2026 and March 31, 2025, our portfolio companies had a weighted average annual EBITDA of $274 million and $238 million, respectively. These calculations include all debt investments for which fair value is determined by the Board in conjunction with a third-party valuation firm and excludes quoted investments and asset-based investments. Amounts are weighted based on the fair market value of each respective investment. Amounts were derived from the most recently available portfolio company financial statements, have not been independently verified by us, and may reflect a normalized or adjusted amount. Accordingly, we make no representation or warranty in respect of this information.
For additional information on our investments, see “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 4. Investments.”
BCRED Emerald JV LP
BCRED Emerald JV LP (“Emerald JV”), a Delaware limited partnership, was formed as a joint venture between the Company and a large North American pension fund, commenced operations on January 19, 2022 and operates under a limited partnership agreement. The Emerald JV’s principal purpose is to make investments, primarily in senior secured loans that are made to middle-market companies or in broadly syndicated loans and to a lesser extent make other debt and equity investments.
As of March 31, 2026, the Company and entities affiliated with, and controlled by, a North American pension fund (collectively, the “Emerald JV Partner”) committed to contribute up to $2,250.0 million and $750.0 million, of capital, respectively, to the Emerald JV.
As of March 31, 2026, the Company and the Emerald JV Partner had contributed (net of returns of capital), $1,836.0 million and $612.0 million, respectively. As of March 31, 2026, the Company and the Emerald JV Partner had $414.0 million and $138.0 million, respectively, of capital remained uncalled.

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
The following table is a summary of Emerald JV’s portfolio as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Total investments, at fair value	$7,072,749	$6,496,980
Total senior secured debt investments, at fair value	$5,966,663	$6,471,011
Number of portfolio companies	351	361
Weighted average yield on performing debt and income producing investments, at amortized cost (1)(2)	7.9%	8.2%
Weighted average yield on performing debt and income producing investments, at fair value (1)(2)	8.2%	8.4%
Percentage of performing debt investments bearing a floating rate (3)	99.9%	99.9%
Percentage of assets on non-accrual, at amortized cost (4)	4.8%	0.7%
Percentage of assets on non-accrual, at fair value (4)	2.8%	0.6%
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

(2)As of March 31, 2026 and December 31, 2025, the weighted average total portfolio yield at amortized cost was 6.3% and 8.0%, respectively. As of March 31, 2026 and December 31, 2025, the weighted average total portfolio yield at fair value was 6.7% and 8.3%, respectively.
(3)As a percentage of total fair value of performing debt investments. As of March 31, 2026 and December 31, 2025, performing debt investments bearing a floating rate represented 81.4% and 98.9%, respectively, of total investment at fair value.
(4)As a percentage of total amortized cost or fair value of investments of Emerald JV.

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
As of March 31, 2026, the Company and the Verdelite JV Partner committed to contribute up to $147.0 million and $21.0 million of capital, respectively, to the Verdelite JV. As of March 31, 2026, the Company had contributed (net of returns of capital) $117.7 million and the Verdelite JV Partner had contributed (net of returns of capital) $16.8 million and $29.3 million of capital remained uncalled from the Company and $4.2 million of capital remained uncalled from the Verdelite JV Partner.
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
The following table is a summary of Verdelite JV’s portfolio as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Total investments, at fair value	$613,258	$714,200
Total senior secured debt investments, at fair value	$613,258	$714,200
Number of portfolio companies	286	281
Weighted average yield on performing debt and income producing investments, at amortized cost (1)(2)	6.7%	6.8%
Weighted average yield on performing debt and income producing investments, at fair value (1)(2)	6.9%	6.9%
Percentage of performing debt investments bearing a floating rate (3)	100.0%	100.0%
Percentage of assets on non-accrual, at amortized cost (4)	1.5%	—%
Percentage of assets on non-accrual, at fair value (4)	0.8%	—%
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
(2)As of March 31, 2026 and December 31, 2025, the weighted average total portfolio yield at amortized cost was 6.6% and 6.8%, respectively. As of March 31, 2026 and December 31, 2025, the weighted average total portfolio yield at fair value was 6.8% and 6.9%, respectively.
(3)As a percentage of total fair value of performing debt investments. As of March 31, 2026 and December 31, 2025, performing debt investments bearing a floating rate represented 99.2% and 100.0%, respectively, of total investment at fair value.
(4)As a percentage of total amortized cost or fair value of investments of Verdelite JV.
For additional information on the Emerald JV and Verdelite JV, including a listing of portfolio investments for each, see “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 11. Joint Ventures.”

Results of Operations
The following table represents the operating results (dollar amounts in thousands):

	Three Months Ended March 31,
	2026	2025
Total investment income	$1,892,102	$1,841,434
Total expenses before tax expense	865,301	799,689
Net investment income before tax expense	1,026,801	1,041,745
Excise and other tax expense	11	7,783
Net investment income after tax expense	1,026,790	1,033,962
Net change in unrealized appreciation (depreciation), net of income tax (provision) benefit	(1,038,302)	(207,434)
Net realized gain (loss), net of tax expense	(38,389)	(67,219)
Net increase (decrease) in net assets resulting from operations	$(49,901)	$759,309
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.
Investment Income
Investment income was as follows (dollar amounts in thousands):

	Three Months Ended March 31,
	2026	2025
Interest income	$1,678,664	$1,654,035
Payment-in-kind interest income	113,260	97,901
Dividend income	73,824	82,009
Non-cash dividend income	18,520	—
Other income	7,834	7,489
Total investment income	$1,892,102	$1,841,434
Total investment income increased to $1.9 billion for the three months ended March 31, 2026, an increase of $50.7 million or 3% compared to the same period in the prior year. This was primarily attributable to an increase in the average investments, partially offset by a lower weighted average yield on the portfolio compared to the same period in the prior year. Average investments at fair value increased by 18% to $81,956.8 million for the three months ended March 31, 2026 compared to $69,459.2 million for the three months ended March 31, 2025.
Additionally, for the three months ended March 31, 2026, we recorded $17.8 million of non-recurring interest income (e.g., prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts, etc.) as compared to $45.8 million for the same period in the prior year, primarily as a result of decreased prepayments.
For the three months ended March 31, 2026 and 2025, PIK interest and non-cash dividend income represented 7.0% and 5.3% of total investment income, respectively, and represented 12.8% and 9.5% of net investment income, respectively. We expect that PIK interest and non-cash dividend income will vary based on the elections of certain borrowers.

We expect that investment income will vary based on a variety of factors including the pace of our originations, repayments and changes in interest rates.

Elevated interest rates continued to favorably impact our investment income for the three months ended March 31, 2026. Despite gradual decreases in interest rates during 2025, inflation has remained above the U.S. Federal Reserve’s target level, and interest rates remain elevated. Following three consecutive rate cuts in 2025, the U.S. Federal Reserve held interest rates steady since December 2025 and noted, among other matters, that it would continue to assess and monitor incoming information in considering additional adjustments. Future decreases in benchmark interest rates may adversely impact our investment income. Conversely, future increases in benchmark interest rates and the resulting impacts to cost of capital have the potential to negatively impact the free cash flow and credit quality of certain borrowers which could impact their ability to make principal and interest payments. If such interest rate fluctuations occur concurrently with a period of economic weakness or a slowdown in growth, our borrowers’ and our portfolio performance may be negatively impacted. Further, significant market dislocation as a result of changing economic conditions could limit the liquidity of certain assets traded in the credit markets, and this could impact our ability to sell such assets at attractive prices or in a timely manner.
Expenses
Expenses were as follows (dollar amounts in thousands):

	Three Months Ended March 31,
	2026	2025
Interest expense	$511,768	$479,635
Management fees	152,013	129,106
Income based incentive fees	151,179	151,776
Capital gains based incentive fees	—	—
Distribution and shareholder servicing fees
Class S	31,093	28,088
Class D	370	385
Professional fees	3,706	1,270
Board of Trustees’ fees	239	242
Administrative service expenses	4,145	2,241
Other general and administrative expenses	9,788	5,823
Amortization of continuous offering costs	1,000	1,123
Total expenses before tax expense	865,301	799,689
Net investment income before tax expense	1,026,801	1,041,745
Excise and other tax expense	11	7,783
Net investment income after tax expense	$1,026,790	$1,033,962
Interest Expense
Total interest expense increased to $511.8 million for the three months ended March 31, 2026, an increase of $32.1 million or 7% compared to the same period in the prior year. This was primarily driven by an increase in our average principal of debt outstanding, partially offset by a decrease in our weighted average interest rate on our borrowings relative to the same period in the prior year.
The average principal of debt outstanding increased to $36,088.3 million for the three months ended March 31, 2026 from $30,920.0 million for the same period in the prior year. Our weighted average interest rate (including unused fees, amortization of debt issuance costs (including premiums and discounts), and the impact of the application of hedge accounting and excluding amortization of deferred financing costs) decreased to 5.52% for the three months ended March 31, 2026 from 6.10% for the same period in the prior year. Our weighted average all-in cost of debt (including unused fees, amortization of debt issuance costs (including premiums and discounts), amortization of deferred financing costs, and the impact of the application of hedge accounting) decreased to 5.67% for the three months ended March 31, 2026 from 6.20% for the same period in the prior year.

Management Fees
Management fees increased to $152.0 million for the three months ended March 31, 2026, an increase of $22.9 million or 18% compared to the same period in the prior year, primarily due to an increase in weighted average net assets to $48,586.5 million for the three months ended March 31, 2026 compared to $41,427.9 million for the same period in the prior year.
Income Based Incentive Fees
Income based incentive fees decreased to $151.2 million for the three months ended March 31, 2026, a decrease of $0.6 million or 0.4% compared to the same period in the prior year, primarily due to a decrease in pre-incentive fee net investment income. Pre-incentive fee net investment income decreased to $1,209.4 million for the three months ended March 31, 2026 from $1,214.2 million for the same period in the prior year.
Capital Gains Based Incentive Fees
We accrued no capital gains based incentive fees for the three months ended March 31, 2026 and 2025.
The accrual for any capital gains based incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less in the prior period. If such cumulative amount is negative, then there is no accrual.
Other Expenses
Total other expenses increased to $50.3 million for the three months ended March 31, 2026, an increase of $11.2 million or 29% compared to the same period in the prior year. Total other expenses for the three months ended March 31, 2026 primarily consist of $31.5 million of shareholder servicing and/or distribution fees paid with respect to Class S and Class D investors, $9.8 million of general and administrative expenses (including insurance, filing, research, fees paid to the State Street Sub-Administrator and transfer agent, and other expenses), $4.1 million of administrative service expenses, and $3.7 million of professional fees (including legal, rating agencies, audit, tax, valuation, technology and other professional fees related to management of the Company). The increase compared to the prior year was primarily driven by the costs attributable to increased subscriptions to our Class S shares and other general and administrative expenses.
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
For the three months ended March 31, 2026 and 2025, we accrued $0.0 million and $7.8 million, respectively, of U.S. federal excise tax.
BCRED Investments LLC (“BCRED Investments”), a wholly-owned and consolidated subsidiary that was formed in 2021, is a Delaware limited liability company which has elected to be treated as a corporation for U.S. tax purposes. As such, BCRED Investments is subject to certain U.S. federal, state and local taxes. For the three months ended March 31, 2026 and 2025, BCRED Investments recorded an income tax provision of $0.9 million and $1.3 million, respectively.
As of March 31, 2026 and 2025, BCRED Investments recorded a deferred tax liability of $13.4 million and $10.3 million, respectively, which is included within Accrued expenses and other liabilities in the Condensed Consolidated Statements of Assets and Liabilities.

For the three months ended March 31, 2026, BCRED Investments recorded a current tax expense of $0.0 million. For the three months ended March 31, 2025, BCRED Investments recorded a current tax expense of $1.2 million, which is related to realized gains associated with the sale of an investment in a partnership interest and is included in Current tax expense on realized gains in the Condensed Consolidated Statements of Operations.
Net Unrealized Gain (Loss)
Net change in unrealized gain (loss) was comprised of the following (dollar amounts in thousands):

	Three Months Ended March 31,
	2026	2025
Net change in unrealized gain (loss) on investments	$(1,076,445)	$(192,229)
Net change in unrealized gain (loss) on derivative instruments	44,772	(12,789)
Net change in unrealized gain (loss) on foreign currency and other transactions	(5,695)	(1,082)
Income tax (provision) benefit	(934)	(1,334)
Net change in unrealized appreciation (depreciation), net of income tax (provision) benefit	$(1,038,302)	$(207,434)
For the three months ended March 31, 2026, the net change in unrealized losses, net of income tax provision was $1,038.3 million, as compared to $207.4 million for the same period in the prior year. The increase in losses was primarily driven by net unrealized losses on investments of $1,076.4 million, which were mainly attributable to declines in the fair value of certain investments. The fair value of debt investments as a percentage of principal decreased by 0.8% for the three months ended March 31, 2026 driven primarily by changes in certain portfolio company fundamentals and broader economic conditions.
In addition, we recorded net unrealized losses of $5.7 million on foreign currency transactions, primarily attributable to fluctuations in the EUR and GBP exchange rates vs. USD.
Partially offsetting these losses for the three months ended March 31, 2026 were net unrealized gains of $44.8 million on derivative instruments, primarily resulting from fluctuations in the GBP, CAD and EUR exchange rates vs. USD.
Net Realized Gain (Loss)
The realized gains and losses on fully exited and partially exited investments comprised of the following (dollar amounts in thousands):

	Three Months Ended March 31,
	2026	2025
Net realized gain (loss) on investments	$(34,907)	$(59,178)
Net realized gain (loss) on derivative instruments	19,604	(19,413)
Net realized gain (loss) on foreign currency and other transactions	(22,695)	12,615
Net realized gain (loss) on extinguishment of debt	(391)	—
Current tax expense on realized gains	—	(1,243)
Net realized gain (loss), net of tax expense	$(38,389)	$(67,219)
For the three months ended March 31, 2026, the net realized losses, net of tax expense, was $38.4 million, as compared to $67.2 million for the same period in the prior year. The increase was primarily driven by net realized losses on investments of $34.9 million, which were mainly attributable to full or partial sales of investments, partially offset by gains on the sales of equity investments.
In addition, we recognized net losses of $22.7 million on foreign currency and other transactions, primarily due to fluctuations in the EUR and GBP exchange rates vs. USD.
Partially offsetting these losses were net realized gains of $19.6 million on derivative instruments, resulting from the settlement of foreign currency derivative transactions, primarily USD vs. EUR forwards.

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
As of March 31, 2026 and December 31, 2025, our debt consisted of asset based leverage facilities, a revolving credit facility, unsecured note issuances, short term borrowings related to repurchase obligations and debt securitizations. We have and will continue to, from time to time, enter into additional credit facilities, increase the size of our existing credit facilities or issue additional debt securities, including debt securitizations, unsecured debt and other forms of debt. Any such incurrence or issuance may be from sources within the U.S. or from various foreign geographies or jurisdictions, and may be denominated in currencies other than USD. Additionally, any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of March 31, 2026 and December 31, 2025, we had an aggregate principal amount of $35.3 billion and $35.1 billion of debt outstanding and our asset coverage ratio was 227.5% and 235.7%, respectively.
Cash and cash equivalents (excluding restricted cash) of $2.0 billion as of March 31, 2026, taken together with our $13.6 billion of unused capacity under our credit facilities (subject to borrowing base availability, $13.5 billion is available to borrow), proceeds from new or amended financing arrangements and the continuous offering of our Common Shares is expected to be sufficient for our investing activities and to conduct our operations in the near term. This determination is based in part on our expectations for the timing of funding investment purchases and the timing and amount of future proceeds from sales of our Common Shares and the use of existing and future financing arrangements. As of March 31, 2026, we had a significant amount of unfunded commitments, which we plan to fund using proceeds from offering our Common Shares and available borrowing capacity under our credit facilities. Additionally, we held $4,030.7 million of Level 1 and Level 2 investments as of March 31, 2026.
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
As of March 31, 2026, we had $2.8 billion in cash and cash equivalents (including restricted cash). For the three months ended March 31, 2026, cash provided by operating activities was $1.6 billion, primarily due to proceeds from sales of investments and principal repayments of $5.0 billion and the adjustment for net unrealized depreciation of investments to net assets resulting from operations of $1.1 billion, partially offset by purchases of investments of $4.3 billion. Cash used in financing activities was $1.2 billion during the period, primarily as a result of share repurchases, net of early repurchase deduction paid, of $2.1 billion, and dividends paid in cash of $0.6 billion, partially offset by proceeds from the issuance of our Common Shares of $1.3 billion and net borrowing of $0.3 billion.

Equity
The following table presents transactions in the Common Shares (dollars in thousands except share amounts):

	For the three months ended March 31, 2026
	Shares	Amount
CLASS I
Subscriptions	41,791,858	$1,031,927
Share transfers between classes	4,554,111	111,799
Distributions reinvested	14,679,523	361,385
Share repurchases	(94,188,973)	(2,278,408)
Early repurchase deduction	—	805
Net increase (decrease)	(33,163,481)	(772,492)
CLASS S
Subscriptions	11,740,119	289,132
Share transfers between classes	(4,428,139)	(108,669)
Distributions reinvested	6,908,513	170,055
Share repurchases	(37,218,261)	(900,316)
Early repurchase deduction	—	351
Net increase (decrease)	(22,997,768)	(549,447)
CLASS D
Subscriptions	194,526	4,803
Share transfers between classes	(125,972)	(3,130)
Distributions reinvested	72,615	1,788
Share repurchases	(2,242,978)	(54,257)
Early repurchase deduction	—	14
Net increase (decrease)	(2,101,809)	(50,782)
Total net increase (decrease)	(58,263,058)	$(1,372,721)
Distributions and Distribution Reinvestment Plan
The following tables summarize our distributions declared and payable for the three months ended March 31, 2026 (dollar amounts in thousands, except per share amounts):

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 22, 2026	January 31, 2026	February 26, 2026	$0.2000	$267,765
February 19, 2026	February 28, 2026	March 26, 2026	0.2000	271,817
March 19, 2026	March 31, 2026	April 28, 2026	0.2000	274,504
			$0.6000	$814,086

			Class S
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 22, 2026	January 31, 2026	February 26, 2026	$0.1824	$107,734
February 19, 2026	February 28, 2026	March 26, 2026	0.1825	108,650
March 19, 2026	March 31, 2026	April 28, 2026	0.1827	109,426
			$0.5476	$325,810

			Class D
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 22, 2026	January 31, 2026	February 26, 2026	$0.1948	$4,701
February 19, 2026	February 28, 2026	March 26, 2026	0.1949	4,709
March 19, 2026	March 31, 2026	April 28, 2026	0.1949	4,722
			$0.5846	$14,132
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
For additional information on our distributions and DRIP, see “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 9. Net Assets.”
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
Under the share repurchase program, to the extent the Company offers to repurchase Common Shares in any particular quarter, it is expected to repurchase Common Shares pursuant to tender offers using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, except that shares that have not been outstanding for at least one year will be repurchased at 98% of such NAV (an “Early Repurchase Deduction”). The one-year holding period will be satisfied if at least one year has elapsed from (a) the issuance date of the applicable Common Shares to (b) the subscription date immediately following the valuation date used in the repurchase of such Common Shares. The Early Repurchase Deduction may be waived in the case of repurchase requests arising from the death, divorce or qualified disability of the holder; in the event that a shareholder’s Common Shares are repurchased because the shareholder has failed to maintain the $500 minimum account balance; or due to trade or operational error. In addition, the Company’s Common Shares are sold to certain investment vehicles (including feeder vehicles, registered investment companies or other investment funds), discretionary model portfolios and other similar arrangements. The Company, in its discretion, may waive Early Repurchase Deduction for such investment vehicles, discretionary model portfolios and other similar arrangements in appropriate circumstances, including, but not limited to, for administrative, operational, rebalancing, regulatory or other purposes. The Early Repurchase Deduction will be retained by the Company for the benefit of remaining shareholders.
For additional information on our share repurchase program, see “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 9. Net Assets.”
Borrowings
As of March 31, 2026 and December 31, 2025, we had an aggregate principal amount of $35.3 billion and $35.1 billion, respectively, of debt outstanding.
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
Off-Balance Sheet Arrangements
Portfolio Company Commitments
Our investment portfolio contains and is expected to continue to contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of March 31, 2026 and December 31, 2025, we had unfunded commitments, including delayed draw term loans and revolvers with an aggregate principal amount of $10.8 billion and $13.4 billion, respectively.
Additionally, from time to time, the Advisers and their affiliates may commit to an investment or commit to backstop the commitment of another lender on behalf of the investment vehicles they manage, including the Company. Certain terms of these investments or backstop arrangements are not finalized at the time of the commitment and each respective investment vehicle’s allocation may change prior to the date of funding. In this regard, as of March 31, 2026 and December 31, 2025, we estimate that $1,451.9 million and $1,271.1 million, respectively, of investments and backstop arrangements were committed but not yet funded.
Other Commitments and Contingencies
As of March 31, 2026 and December 31, 2025, $461.0 million and $497.3 million, respectively, of capital committed remained uncalled from the Company in relation to capital commitments to Emerald JV, Verdelite JV and SLC.
From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of March 31, 2026, management is not aware of any material pending legal proceedings.
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

The Company has investments in joint ventures that have been considered controlled/affiliated companies, including Emerald JV and Verdelite JV. From time to time, the Company may purchase investments from or sell investments to Emerald JV and Verdelite JV. For the three months ended March 31, 2026, the Company sold an investment to the Emerald JV with a par value of $1.1 billion, for a total cash purchase price based on then-current fair value (at the time of purchase) of $1.1 billion. The Company recognized $0.2 million of net realized gains as a result of sales of investments to the Emerald JV and are included in net realized gain (loss) on investments in the Condensed Consolidated Statements of Operations. For the three months ended March 31, 2026, the Company did not purchase investments from or sell investments to Verdelite JV.
See “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 3. Fees, Expenses, Agreements and Related Party Transactions” and “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 11. Joint Ventures.”
Recent Developments
Macroeconomic Environment
The three months ended March 31, 2026 were characterized by volatility and uncertainty in global markets, driven by investor concerns over inflation, elevated interest rates, and ongoing political and regulatory uncertainty, as well as geopolitical instability stemming from the conflicts in Ukraine and Iran and escalating conflicts in other parts of the Middle East.
The U.S. economy had demonstrated overall resilience despite geopolitical uncertainty and concerns regarding artificial intelligence disruption in certain sectors. Nevertheless, inflation has remained above the U.S. Federal Reserve’s target level and interest rates remain elevated relative to the interest rate environment prior to the inflationary spike in 2022-2023. Following three consecutive rate cuts in 2025, the U.S. Federal Reserve held interest rates steady since December 2025 and noted, among other matters, that it would continue to assess and monitor incoming information in considering additional adjustments. While our business model benefits from elevated interest rates which, all else being equal, correlate to increases in our net income, higher borrowing costs may strain our existing portfolio companies, potentially leading to nonperformance. Rising interest rates can dampen consumer spending and slow corporate profit growth, negatively impacting our portfolio companies, particularly those vulnerable to economic downturns or recessions. While further interest rate hikes are not expected at this time, any renewed increases could lead to a rise in non-performing assets and decline in portfolio value if investment write-downs become necessary. Additionally, adverse economic conditions may erode the value of collateral securing some of our loans and reduce the value of our equity investments. It remains difficult to predict the full impact of recent and any future changes with respect to interest rates or inflation.
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
Our critical accounting policies and estimates, including those relating to the valuation of our investment portfolio, are described in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 13, 2026, and elsewhere in our filings with the SEC. There have been no material changes in our critical accounting policies and practices.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Uncertainty with respect to the economic conditions has introduced significant volatility in the financial markets, and the effect of the volatility could materially impact our market risks. We are subject to financial market risks, including valuation risk and interest rate risk. Our exposure to valuation risk has not materially changed from what was previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
As of March 31, 2026, 99.7% of our performing debt investments based on fair value in our portfolio were at floating rates. Based on our Condensed Consolidated Statements of Assets and Liabilities as of March 31, 2026, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering interest rate floors and ceilings for floating rate instruments assuming no changes in our investment and borrowing structure) (dollar amounts in thousands):

	Interest Income	Interest Expense	Net Income (1)
Up 300 basis points	$2,309,462	$(947,521)	$1,361,941
Up 200 basis points	1,539,471	(631,680)	907,791
Up 100 basis points	769,481	(315,840)	453,641
Down 100 basis points	(769,216)	315,840	(453,376)
Down 200 basis points	(1,534,148)	631,680	(902,468)
Down 300 basis points	(2,204,826)	947,521	(1,257,305)
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
Item 1A. Risk Factors.
There have been no material changes to the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Refer to our Current Reports on Form 8-K filed with SEC on January 23, 2026, February 20, 2026 and March 20, 2026 for information about unregistered sales of our equity securities during the quarter.
For the three months ended March 31, 2026, approximately 133,689,552 Common Shares were repurchased for a total value of $3,232.8 million (net of Early Repurchase Deduction).
The following table sets forth information regarding repurchases of Common Shares pursuant to the Company’s share repurchase program for the three months ended March 31, 2026:

Commencement Date	Repurchase deadline request	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes) (2)	Maximum number of shares that may yet be purchased under the repurchase program (3)
February 2, 2026	March 2, 2026	133,689,552	7.0%	$24.19	March 31, 2026	$3,232,786	—
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

4.2
Twenty-First Supplemental Indenture, dated as of April 27, 2026, relating to the 5.950% Notes due 2031, by and between the Fund and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on April 27, 2026).

4.3	Form of 5.350% Notes due 2031 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed on January 12, 2026).

4.4	Form of 5.950% Notes due 2031 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed on April 27, 2026).

10.1
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

Blackstone Private Credit Fund

Date:	May 14, 2026	/s/ Brad Marshall
Brad Marshall
Co-Chief Executive Officer
(Principal Executive Officer)

Date:	May 14, 2026	/s/ Jonathan Bock
Jonathan Bock
Co-Chief Executive Officer
(Principal Executive Officer)

Date:	May 14, 2026	/s/ Teddy Desloge
Teddy Desloge
Chief Financial Officer
(Principal Financial Officer)