Form 10-Q
period 2026-06-30
Blackstone Private Credit Fund
filed 2026-08-12
CIK 1803498

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
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Registrant’s common shares of beneficial interest (“Common Shares”), $0.01 par value per share, outstanding as of August 10, 2026 was 1,244,526,911, 559,724,672 and 16,028,291 of Class I, Class S and Class D Common Shares, respectively. Common Shares outstanding exclude August 1, 2026 subscriptions since the issuance price is not yet finalized at the date of this filing.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
Blackstone Private Credit Fund
Condensed Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)
(Unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Investments at fair value
Non-controlled/non-affiliated investments (cost of $76,369,923 and $78,459,980, respectively)	$74,110,052	$77,980,254
Non-controlled/affiliated investments (cost of $42,458 and $1,119,164, respectively)	40,516	1,122,254
Controlled/affiliated investments (cost of $3,935,470 and $3,337,097, respectively)	3,498,539	3,096,838
Total investments at fair value (cost of $80,347,851 and $82,916,241, respectively)	77,649,107	82,199,346
Cash and cash equivalents (restricted cash of $879,804 and $802,910, respectively)	2,016,006	2,348,711
Interest receivable from non-controlled/non-affiliated investments	757,207	689,549
Interest receivable from non-controlled/affiliated investments	51	12
Interest receivable from controlled/affiliated investments	3,990	70
Non-cash dividend receivable from non-controlled/affiliated investments	—	13,834
Dividend receivable from controlled/affiliated investments	14,660	66,865
Receivable from broker	437,279	277,152
Deferred financing costs	172,647	141,334
Deferred offering costs	1,034	1,616
Receivable for investments	199,226	150,494
Derivative assets at fair value (Note 6)	34,967	102,539
Other assets	—	640
Total assets	$81,286,174	$85,992,162
LIABILITIES
Debt (net of unamortized debt issuance costs of $211,541 and $153,023, respectively)	$34,962,531	$35,002,485
Payable for investments	17,984	25,388
Management fees payable (Note 3)	142,134	153,070
Income based incentive fees payable (Note 3)	143,099	162,518
Capital gains based incentive fees payable (Note 3)	—	—
Interest payable	513,922	428,101
Derivative liabilities at fair value (Note 6)	112,869	36,496
Due to affiliates	13,486	15,078
Distribution payable (Note 9)	370,535	390,243
Payable for share repurchases (Note 9)	2,201,822	2,107,223
Board of Trustees’ fees payable	267	234
Accrued expenses and other liabilities	31,925	59,240
Total liabilities	38,510,574	38,380,076
Commitments and contingencies (Note 8)
NET ASSETS
Common Shares, $0.01 par value (1,808,426,610 and 1,920,268,571 shares issued and outstanding, respectively)	18,084	19,203
Additional paid in capital	46,253,602	48,874,899
Distributable earnings (loss)	(3,496,086)	(1,282,016)
Total net assets	42,775,600	47,612,086
Total liabilities and net assets	$81,286,174	$85,992,162

The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackstone Private Credit Fund
Condensed Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)
(Unaudited)
NET ASSET VALUE PER SHARE	June 30, 2026	December 31, 2025
Class I Shares:
Net assets	$29,228,916	$32,516,796
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	1,235,712,896	1,311,451,768
Net asset value per share	$23.65	$24.79
Class S Shares:
Net assets	$13,167,767	$14,498,062
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	556,694,241	584,729,784
Net asset value per share	$23.65	$24.79
Class D Shares:
Net assets	$378,917	$597,228
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	16,019,473	24,087,019
Net asset value per share	$23.65	$24.79
The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackstone Private Credit Fund
Condensed Consolidated Statements of Operations
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$1,661,637	$1,646,950	$3,337,924	$3,300,480
Payment-in-kind interest income	96,523	101,854	201,429	193,789
Dividend income	32,614	5,158	34,925	13,265
Non-cash dividend income	36	—	76	—
Other income	1,561	9,387	9,395	16,876
From non-controlled/affiliated investments:
Interest income	158	83	236	112
Payment-in-kind interest income	844	100	1,645	136
Non-cash dividend income	—	—	18,480	—
From controlled/affiliated investments:
Interest income	7,591	3,013	9,890	3,488
Payment-in-kind interest income	5,607	3,215	13,160	9,146
Dividend income	24,294	74,047	95,807	147,950
Total investment income	1,830,865	1,843,807	3,722,967	3,685,242
Expenses:
Interest expense	513,276	478,009	1,025,044	957,644
Management fees (Note 3)	142,134	138,774	294,147	267,881
Income based incentive fees (Note 3)	143,051	151,790	294,230	303,567
Capital gains based incentive fees (Note 3)	—	—	—	—
Distribution and shareholder servicing fees
Class S	28,979	29,611	60,072	57,699
Class D	308	410	678	796
Professional fees	3,866	1,454	7,572	2,725
Board of Trustees’ fees	267	236	506	478
Administrative service expenses (Note 3)	4,047	2,028	8,192	4,268
Other general and administrative expenses	12,215	6,162	22,003	11,983
Amortization of continuous offering costs	964	1,055	1,964	2,178
Total expenses before tax expense	849,107	809,529	1,714,408	1,609,219
Net investment income before tax expense	981,758	1,034,278	2,008,559	2,076,023
Excise and other tax expense	9,691	1,765	9,703	9,548
Net investment income after tax expense	972,067	1,032,513	1,998,856	2,066,475
Realized and unrealized gain (loss):
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(788,123)	114,140	(1,670,299)	(10,860)
Non-controlled/affiliated investments	(1,534)	46	(5,034)	(328)
Controlled/affiliated investments	(5,903)	12,884	(196,673)	(53,970)
Derivative instruments (Note 6)	(21,754)	(48,560)	23,018	(61,350)
Foreign currency and other transactions	(2,983)	4,130	(8,678)	3,048
Income tax (provision) benefit	8,645	(3,702)	7,711	(5,036)
Net change in unrealized appreciation (depreciation), net of income tax (provision) benefit	(811,652)	78,938	(1,849,955)	(128,496)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackstone Private Credit Fund
Condensed Consolidated Statements of Operations
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net realized gain (loss):
Non-controlled/non-affiliated investments	$(144,766)	$22,689	$(179,834)	$(36,490)
Non-controlled/affiliated investments	—	—	161	—
Derivative instruments (Note 6)	59,611	(139,450)	79,216	(158,862)
Foreign currency and other transactions	24,628	3,819	1,934	16,434
Extinguishment of debt	(2,573)	(794)	(2,964)	(794)
Current tax expense on realized gains	(2,599)	—	(2,599)	(1,243)
Net realized gain (loss), net of tax expense	(65,699)	(113,736)	(104,086)	(180,955)
Net realized and change in unrealized gain (loss)	(877,351)	(34,798)	(1,954,041)	(309,451)
Net increase (decrease) in net assets resulting from operations	$94,716	$997,715	$44,815	$1,757,024
The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackstone Private Credit Fund
Condensed Consolidated Statements of Changes in Net Assets
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operations:
Net investment income after tax expense	$972,067	$1,032,513	$1,998,856	$2,066,475
Net change in unrealized appreciation (depreciation), net of income tax (provision) benefit	(811,652)	78,938	(1,849,955)	(128,496)
Net realized gain (loss), net of tax expense	(65,699)	(113,736)	(104,086)	(180,955)
Net increase (decrease) in net assets resulting from operations	94,716	997,715	44,815	1,757,024
Distributions to common shareholders from net investment income:
Class I	(781,360)	(779,950)	(1,595,446)	(1,493,731)
Class S	(311,406)	(335,195)	(637,216)	(650,630)
Class D	(12,093)	(17,158)	(26,225)	(33,005)
Net decrease in net assets resulting from distributions	(1,104,859)	(1,132,303)	(2,258,887)	(2,177,366)
Share transactions:
Class I:
Proceeds from shares sold	335,039	2,431,232	1,366,966	4,862,984
Share transfers between classes	210,611	41,514	322,410	84,735
Distributions reinvested	334,638	355,663	696,023	683,840
Repurchased shares, net of early repurchase deduction	(1,871,930)	(936,382)	(4,149,533)	(1,398,977)
Net increase (decrease) from share transactions	(991,642)	1,892,027	(1,764,134)	4,232,582
Class S:
Proceeds from shares sold	90,375	725,144	379,507	1,558,561
Share transfers between classes	(56,429)	(34,723)	(165,098)	(75,689)
Distributions reinvested	161,951	171,014	332,006	330,231
Repurchased shares, net of early repurchase deduction	(311,508)	(148,182)	(1,211,473)	(264,755)
Net increase (decrease) from share transactions	(115,611)	713,253	(665,058)	1,548,348
Class D:
Proceeds from shares sold	31,226	57,076	36,029	117,847
Share transfers between classes	(154,182)	(6,791)	(157,312)	(9,046)
Distributions reinvested	1,400	3,431	3,188	6,567
Repurchased shares, net of early repurchase deduction	(20,884)	(11,429)	(75,127)	(13,021)
Net increase (decrease) from share transactions	(142,440)	42,287	(193,222)	102,347
Total increase (decrease) in net assets	(2,259,836)	2,512,979	(4,836,486)	5,462,935
Net assets, beginning of period	45,035,436	41,805,719	47,612,086	38,855,763
Net assets, end of period	$42,775,600	$44,318,698	$42,775,600	$44,318,698
The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackstone Private Credit Fund
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$44,815	$1,757,024
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation on investments	1,872,006	65,158
Net change in unrealized (appreciation) depreciation on derivative instruments	(23,018)	61,350
Net change in unrealized (appreciation) depreciation on foreign currency and other transactions	8,678	(10,138)
Net realized (gain) loss on investments	179,673	36,490
Net realized (gain) loss on foreign currency and other transactions	(1,934)	(16,434)
Net realized (gain) loss on extinguishment of debt	2,964	—
Net change due to hedging activity	1,161	(3,219)
Payment-in-kind interest capitalized	(213,114)	(203,765)
Net accretion of discount and amortization of premium	(134,886)	(133,659)
Amortization of deferred financing costs	24,852	17,327
Amortization of original issue discount and debt issuance costs (including premiums and discounts)	22,115	19,162
Amortization of offering costs	1,964	2,178
Purchases of investments	(6,079,006)	(9,746,793)
Proceeds from sale of investments and principal repayments	8,848,548	5,626,022
Changes in operating assets and liabilities:
Interest receivable	(71,617)	(15,791)
Dividend receivable	66,039	(8,975)
Receivable from broker	(160,127)	(39,132)
Receivable for investments	(48,732)	(186,626)
Other assets	640	—
Payable for investments	(7,404)	(59,384)
Management fees payable	(10,936)	18,671
Income based incentive fees payable	(19,419)	7,066
Interest payable	85,821	4,310
Due to affiliates	(1,592)	(2,276)
Accrued expenses and other liabilities	(27,282)	(17,821)
Net cash provided by (used in) operating activities	4,360,209	(2,829,255)
Cash flows from financing activities:
Borrowings on debt	13,115,761	6,388,456
Repayments on debt	(12,912,060)	(7,525,528)
Deferred financing costs paid	(56,900)	(12,347)
Debt issuance costs paid	(17,402)	(21,044)
Deferred offering costs paid	(1,381)	(1,650)
Proceeds from issuance of Common Shares	1,782,502	6,539,392
Repurchased shares, net of early repurchase deduction paid	(5,341,392)	(1,111,691)
Dividends paid in cash	(1,247,379)	(1,101,781)
Net cash provided by (used in) financing activities	(4,678,251)	3,153,807
The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackstone Private Credit Fund
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Net increase (decrease) in cash and cash equivalents	$(318,042)	$324,552
Effect of foreign exchange rate changes on cash and cash equivalents	(14,663)	7,857
Cash and cash equivalents (including restricted cash), beginning of period	2,348,711	1,650,679
Cash and cash equivalents (including restricted cash), end of period	$2,016,006	$1,983,088

Supplemental information and non-cash activities:
Interest paid during the period	$1,200,225	$1,165,146
Distribution payable	370,535	386,707
Reinvestment of dividends during the period	1,031,217	1,020,638
Accrued but unpaid deferred financing costs	2,009	12
Accrued but unpaid debt issuance costs	1,733	2,234
Accrued but unpaid offering costs	—	—
Share repurchases accrued but not yet paid	2,201,822	1,095,993
Excise and other taxes paid	17,342	34,786
The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

First Lien Debt
First Lien Debt - non-controlled/non-affiliated
Aerospace & Defense
Atlas CC Acquisition Corp.	(10)(17)	SOFR +	4.50%	8.43%	7/25/2025	5/25/2029	$42,674	$29,763	$3,912	0.01%
Atlas CC Acquisition Corp.	(10)(17)	SOFR +	4.50%	8.43% (incl. 3.25% PIK)	7/25/2025	5/25/2029	6,216	4,373	570	0.00
Atlas CC Acquisition Corp.	(4)(10)(17)	SOFR +	4.25%	8.18% PIK	7/25/2025	5/25/2029	37,978	24,850	1,804	0.00
Atlas CC Acquisition Corp.	(4)(5)(7)(10)(17)	SOFR +	3.25%	7.16%	7/25/2025	5/25/2029	18,518	13,992	3,868	0.01
Corfin Holdings, Inc.	(4)(10)	SOFR +	5.25%	8.97%	1/7/2021	12/27/2027	32,050	32,036	32,050	0.07
Corfin Holdings, Inc.	(4)(10)	SOFR +	5.25%	8.97%	1/10/2025	12/27/2027	137,970	137,272	137,970	0.32
Fastener Distribution Holdings, LLC	(4)(10)	SOFR +	4.75%	8.48%	10/31/2024	11/4/2031	172,817	171,497	172,817	0.40
Fastener Distribution Holdings, LLC	(4)(7)(10)	SOFR +	4.75%	8.48%	10/31/2024	11/4/2031	26,047	25,688	26,047	0.06
Frontgrade Technologies Holdings, Inc.	(4)(7)(10)	SOFR +	5.00%	8.64%	1/9/2023	1/9/2030	2,458	2,420	2,387	0.01
Frontgrade Technologies Holdings, Inc.	(4)(5)(10)	SOFR +	5.00%	8.65%	3/18/2025	1/9/2030	353	351	344	0.00
Frontgrade Technologies Holdings, Inc.	(4)(5)(10)	SOFR +	5.00%	8.68%	7/7/2025	1/9/2030	92	91	89	0.00
Horizon CTS Buyer, LLC	(4)(7)(10)	SOFR +	4.75%	8.48%	3/28/2025	3/29/2032	77,956	77,257	76,332	0.18
Horizon CTS Buyer, LLC	(4)(10)	SOFR +	4.75%	8.48%	10/25/2025	3/29/2032	79,800	79,441	78,404	0.18
Horizon CTS Buyer, LLC	(4)(5)(10)	SOFR +	4.75%	8.48%	3/28/2025	3/29/2032	11,630	11,535	11,427	0.03
Horizon CTS Buyer, LLC	(4)(5)(7)(10)	SOFR +	4.75%	8.48%	3/28/2025	3/29/2032	13,120	13,016	12,537	0.03
Karman Holdings, Inc.	(6)(8)	SOFR +	2.75%	6.48%	2/2/2026	4/1/2032	11,917	11,819	11,980	0.03
Loar Group, Inc.	(4)(6)(11)	SOFR +	4.25%	7.89%	7/28/2022	5/10/2030	281,366	279,136	281,366	0.66
Loar Group, Inc.	(4)(6)(11)	SOFR +	4.25%	7.89%	12/23/2025	5/10/2030	442,796	434,995	442,796	1.04
Loar Group, Inc.	(4)(6)(7)(11)	SOFR +	4.25%	7.89%	7/28/2022	5/10/2030	238,800	234,602	238,800	0.56
LSF11 Trinity Bidco, Inc.	(8)	SOFR +	2.50%	6.15%	9/11/2025	6/14/2030	1,013	1,013	1,014	0.00
Magneto Components BuyCo, LLC	(4)(7)(10)	SOFR +	5.75%	9.48%	12/5/2023	12/5/2030	54,525	53,556	54,525	0.13
Peraton Corp.	(5)(10)	SOFR +	3.75%	7.51%	2/1/2021	2/1/2028	8,720	8,731	7,892	0.02
TransDigm, Inc.	(6)(8)	SOFR +	2.50%	6.14%	11/28/2023	2/28/2031	8,822	8,842	8,834	0.02
TransDigm, Inc.	(6)(8)	SOFR +	2.50%	6.14%	8/22/2025	8/19/2032	2,977	2,981	2,981	0.01
Vertex Aerospace Services, LLC	(6)(10)	SOFR +	2.00%	5.64%	12/6/2021	12/6/2030	11,239	11,211	11,241	0.03

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Aerospace & Defense (continued)
West Star Aviation Acquisition, LLC	(4)(10)	SOFR +	4.50%	8.14%	5/20/2025	5/20/2032		$153,265	$152,298	$153,265	0.36%
West Star Aviation Acquisition, LLC	(4)(5)(7)(10)	SOFR +	4.50%	8.14%	5/20/2025	5/20/2032		3,240	3,103	3,240	0.01
West Star Aviation Acquisition, LLC	(4)(5)(7)(10)	SOFR +	4.50%	8.13%	5/20/2025	5/20/2032		24,675	24,496	24,675	0.06
Zenith AcquisitionCo, LLC	(4)(9)	SOFR +	4.50%	8.17%	1/13/2026	1/13/2033		90,465	90,042	90,012	0.21
Zenith AcquisitionCo, LLC	(4)(5)(7)(9)	SOFR +	4.50%	8.17%	1/13/2026	1/13/2033		2,100	1,910	1,789	0.00
									1,942,317	1,894,968	4.44
Air Freight & Logistics
Auctane, Inc.	(4)(10)	SOFR +	5.75%	9.42%	6/1/2026	6/1/2033		844,710	827,197	832,040	1.95
ENV Bidco, AB	(4)(6)(7)(8)	E +	5.00%	7.29%	12/12/2024	7/30/2029	EUR	114,257	114,675	129,180	0.30
ENV Bidco, AB	(4)(6)(10)	SOFR +	5.00%	8.73%	12/12/2024	7/30/2029		114,097	112,941	113,242	0.26
GB AIT Buyer, Inc.	(8)	SOFR +	4.25%	7.91%	4/30/2026	4/29/2033		2,124	2,103	2,128	0.00
LSF12 Phoenix Holdco, LLC	(7)(8)	SOFR +	4.50%	8.14%	3/25/2026	3/25/2033		25,000	23,554	24,662	0.06
Mode Purchaser, Inc.	(4)(11)	SOFR +	6.25%	10.04%	1/7/2021	12/9/2027		27,119	26,977	24,271	0.06
Mode Purchaser, Inc.	(4)(11)	SOFR +	6.25%	10.04%	2/4/2022	12/9/2027		134,638	133,638	120,501	0.28
R1 Holdings, LLC	(4)(5)(7)(11)	SOFR +	6.75%	10.41%	12/30/2022	12/29/2028		1,315	1,298	1,221	0.00
RWL Holdings, LLC	(4)(10)	SOFR +	5.75%	9.63%	12/13/2021	12/31/2028		265,982	264,093	258,002	0.60
RWL Holdings, LLC	(4)(10)	SOFR +	5.75%	9.63%	2/20/2026	12/31/2028		12,231	12,124	11,864	0.03
SEKO Global Logistics Network, LLC	(4)(5)(11)	SOFR +	10.00%	13.67% PIK	11/27/2024	11/27/2029		11,057	10,942	11,057	0.03
SEKO Global Logistics Network, LLC	(4)(5)(11)	SOFR +	7.00%	10.67% PIK	11/27/2024	5/27/2030		32,825	32,825	32,825	0.08
SEKO Global Logistics Network, LLC	(4)(5)(11)	SOFR +	10.50%	14.17% (incl. 9.50% PIK)	11/10/2025	11/27/2029		2,528	2,523	2,528	0.01
SEKO Global Logistics Network, LLC	(4)(5)(7)(11)	SOFR +	10.50%	14.21% (incl. 9.50% PIK)	11/10/2025	11/27/2029		1,050	1,050	1,050	0.00
									1,565,940	1,564,571	3.66
Airlines (Passenger Airlines)
Air Canada	(6)(8)	SOFR +	1.75%	5.41%	3/21/2024	3/21/2031		6,197	6,186	6,191	0.01
American Airlines, Inc.	(6)(8)	SOFR +	2.25%	5.93%	4/4/2025	4/20/2028		8,415	8,272	8,417	0.02
American Airlines, Inc.	(6)(8)	SOFR +	2.75%	6.43%	3/5/2026	5/28/2032		997	1,000	999	0.00
Vista Management Holding, Inc.	(6)(8)	SOFR +	3.75%	7.44%	4/1/2025	4/1/2031		13,600	13,519	13,673	0.03
									28,977	29,280	0.06
Automobile Components
Clarios Global, LP	(6)(8)	SOFR +	2.50%	6.14%	7/16/2024	5/6/2030		3,931	3,921	3,940	0.01
Clarios Global, LP	(6)(8)	SOFR +	2.50%	6.14%	5/21/2026	1/28/2032		8,593	8,407	8,612	0.02
									12,328	12,552	0.03

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Biotechnology
Axsome Therapeutics, Inc.	(4)(6)(10)	SOFR +	4.75%	8.48%	5/6/2025	5/8/2030		$60,260	$59,796	$60,260	0.14%
Axsome Therapeutics, Inc.	(4)(5)(6)(7)(10)	SOFR +	4.00%	7.73%	5/6/2025	5/8/2030		35,152	34,966	35,152	0.08
BioCryst Pharmaceuticals, Inc.	(4)(6)(22)	SOFR +	4.50%	8.23%	1/23/2026	1/23/2031		108,539	108,044	107,996	0.25
MannKind Corp.	(4)(6)(7)(14)	SOFR +	4.75%	8.43%	8/6/2025	8/6/2030		88,776	87,503	86,705	0.20
									290,309	290,113	0.67
Broadline Retail
Chewy, Inc.	(6)(8)	SOFR +	1.75%	5.45%	6/16/2026	6/23/2033		1,567	1,567	1,568	0.00
Peer Holding III, BV	(6)(8)	SOFR +	2.50%	6.23%	6/26/2024	7/1/2031		6,895	6,895	6,917	0.02
									8,462	8,485	0.02
Building Products
ES Group Holdings III, Ltd.	(4)(5)(6)(8)(17)	E +	5.75%	7.88%	11/22/2021	4/23/2028	EUR	30,879	33,833	28,226	0.07
ES Group Holdings III, Ltd.	(4)(5)(6)(10)(17)	SOFR +	5.75%	9.64%	11/22/2021	4/23/2028		64,571	63,954	51,657	0.12
Fencing Supply Group Acquisition, LLC	(4)(11)	SOFR +	6.00%	9.74%	2/26/2021	2/26/2029		111,906	111,605	106,031	0.25
Great Day Improvements, LLC	(4)(13)	SOFR +	5.50%	9.26%	6/13/2024	6/13/2030		35,601	35,132	32,219	0.08
Great Day Improvements, LLC	(4)(5)(7)(13)	SOFR +	5.50%	9.26%	6/13/2024	6/13/2030		3,548	3,470	2,986	0.01
Griffon Corp.	(6)(8)	SOFR +	2.00%	5.64%	6/16/2025	1/24/2029		671	673	672	0.00
Jacuzzi Brands, LLC	(4)(10)	SOFR +	6.25%	9.92%	1/7/2021	5/25/2028		43,474	43,345	42,170	0.10
Jacuzzi Brands, LLC	(4)(10)	SOFR +	6.25%	9.92%	4/20/2022	5/25/2028		187,540	187,218	181,913	0.43
Jacuzzi Brands, LLC	(4)(10)	SOFR +	6.25%	9.92%	1/7/2021	5/25/2028		6,319	6,298	6,130	0.01
L&S Mechanical Acquisition, LLC	(4)(10)	SOFR +	6.25%	9.92%	9/1/2021	9/1/2027		133,404	132,757	113,393	0.27
LBM Acquisition, LLC	(10)	SOFR +	3.75%	7.50%	6/6/2024	6/6/2031		7,988	7,935	6,721	0.02
MIWD Holdco II, LLC	(8)	SOFR +	2.75%	6.39%	3/28/2024	3/28/2031		926	929	916	0.00
Windows Acquisition Holdings, Inc.	(4)(11)	SOFR +	6.50%	10.38%	1/7/2021	12/29/2026		59,362	59,271	46,303	0.11
									686,420	619,337	1.47

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Capital Markets
Apex Group Treasury, LLC	(6)(8)	SOFR +	3.50%	7.15%	2/27/2025	2/27/2032		$81,820	$81,691	$77,717	0.18%
Aretec Group, Inc.	(6)(8)	SOFR +	3.00%	6.64%	11/20/2025	8/9/2030		11,217	11,207	11,206	0.03
Edelman Financial Engines Center, LLC	(6)(8)	SOFR +	4.00%	7.64%	4/30/2026	12/1/2031		10,359	10,310	10,400	0.02
FFML Holdco, Ltd.	(4)(6)(10)	B +	4.50%	7.05%	11/11/2022	9/11/2031	NZD	36,150	21,978	20,480	0.05
Focus Financial Partners, LLC	(8)	SOFR +	2.50%	6.14%	1/31/2025	9/15/2031		16,735	16,706	16,366	0.04
GTCR Everest Borrower, LLC	(6)(7)(8)	SOFR +	2.50%	6.23%	2/3/2026	9/5/2031		16,163	15,930	16,011	0.04
Jane Street Group, LLC	(6)(8)	SOFR +	2.00%	5.67%	5/29/2025	12/15/2031		987	977	979	0.00
Jump Financial, LLC	(6)(8)	SOFR +	3.50%	7.23%	2/18/2026	2/26/2032		3,218	3,218	3,222	0.01
Oak Funding, LLC	(4)(7)(9)	SOFR +	4.50%	8.16%	12/2/2025	12/2/2032		140,827	139,472	140,054	0.33
Osaic Holdings, Inc.	(6)(8)	SOFR +	2.50%	6.23%	2/2/2026	7/30/2032		5,985	5,985	5,915	0.01
Resolute Investment Managers, Inc.	(5)(11)	SOFR +	6.50%	10.49%	12/29/2023	10/30/2028		2,866	2,845	1,951	0.00
Situs-AMC Holdings Corporation	(4)(10)	SOFR +	5.50%	9.23%	5/14/2025	5/14/2031		43,751	43,623	42,986	0.10
Superannuation & Investments US, LLC	(6)(9)	SOFR +	2.50%	6.14%	1/30/2026	12/1/2028		12,558	12,528	12,552	0.03
									366,470	359,839	0.84
Chemicals
Charter Next Generation, Inc.	(10)	SOFR +	2.50%	6.11%	11/5/2025	11/29/2030		6,863	6,876	6,873	0.02
CI Maroon Holdings, LLC	(6)(8)	SOFR +	3.25%	7.08%	8/22/2025	3/3/2031		2,970	2,970	2,953	0.01
DCG Acquisition Corp.	(4)(7)(10)	SOFR +	5.00%	8.73%	6/13/2024	6/13/2031		236,778	234,927	229,902	0.54
Derby Buyer, LLC	(6)(9)	SOFR +	2.75%	6.39%	6/17/2026	11/1/2030		6,355	6,355	6,368	0.01
Nouryon USA, LLC	(6)(8)	SOFR +	3.25%	6.94%	10/30/2025	4/3/2028		3,482	3,485	3,487	0.01
									254,613	249,583	0.59
Commercial Services & Supplies
Access CIG, LLC	(9)	SOFR +	4.00%	7.64%	8/15/2025	8/19/2030		34,748	34,498	31,002	0.07
Allied Universal Holdco, LLC	(8)	SOFR +	3.25%	6.89%	2/3/2026	8/20/2032		3,980	3,989	3,986	0.01
Anticimex, Inc.	(6)(8)	SOFR +	2.90%	6.41%	11/21/2025	11/17/2031		5,543	5,544	5,560	0.01
Armor Holdco, Inc.	(6)(9)	SOFR +	3.75%	7.60%	11/20/2025	12/10/2031		6,268	6,268	6,273	0.01
Astra Service Partners, LLC	(4)(10)	SOFR +	4.50%	8.24%	11/26/2025	11/26/2032		164,406	163,277	163,789	0.38
Astra Service Partners, LLC	(4)(5)(7)(10)	SOFR +	4.50%	8.23%	11/26/2025	11/26/2032		28,122	27,840	27,919	0.07
Bazaarvoice, Inc.	(4)(7)(8)	SOFR +	4.50%	8.09%	5/7/2021	5/7/2029		403,329	403,329	399,848	0.93
Blue Sky Buyer, LLC	(4)(10)	SOFR +	4.50%	8.35%	2/27/2026	2/28/2033		208,290	207,299	207,248	0.48
Blue Sky Buyer, LLC	(4)(5)(7)(10)	SOFR +	4.50%	8.35%	2/27/2026	2/28/2033		17,607	17,437	17,429	0.04
CFS Brands, LLC	(4)(11)	SOFR +	5.25%	8.89%	12/20/2024	10/2/2030		216,781	214,149	216,781	0.51
CFS Brands, LLC	(4)(5)(7)(8)	SOFR +	5.25%	8.89%	10/2/2023	10/2/2029		17,486	17,139	17,486	0.04
Conservice Midco, LLC	(4)(7)(10)	SOFR +	4.50%	8.23%	2/25/2026	2/25/2033		82,772	82,325	81,118	0.19

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Commercial Services & Supplies (continued)
Crimson FLS Acquisition, Inc.	(4)(10)	SOFR +	4.50%	8.15%	2/18/2026	2/18/2033	$204,391	$203,422	$204,391	0.48%
Crimson FLS Acquisition, Inc.	(4)(5)(7)(10)	SOFR +	4.50%	8.17%	2/18/2026	2/18/2033	9,482	9,319	9,482	0.02
Crimson FLS Acquisition, Inc.	(4)(5)(7)(10)	SOFR +	4.50%	8.15%	2/18/2026	2/18/2033	1,983	1,837	1,983	0.00
DG Investment Intermediate Holdings 2, Inc.	(8)	SOFR +	3.25%	6.89%	7/2/2025	7/9/2032	10,194	10,143	10,225	0.02
Divisions Holding Corp.	(4)(10)	SOFR +	4.50%	8.23%	4/17/2025	4/17/2032	92,294	91,530	91,602	0.21
Divisions Holding Corp.	(4)(5)(7)(10)	SOFR +	4.50%	8.23%	4/17/2025	4/17/2032	1,617	1,550	1,557	0.00
EAB Global, Inc.	(9)	SOFR +	3.00%	6.64%	8/16/2021	8/16/2030	13,139	13,125	11,874	0.03
ELK Bidco, Inc.	(4)(7)(9)	SOFR +	4.50%	8.23%	6/13/2025	6/14/2032	71,305	70,913	71,206	0.17
EMB Purchaser, Inc.	(4)(5)(7)(10)	SOFR +	4.50%	8.23%	3/13/2025	3/12/2032	68,784	67,642	65,756	0.15
EMB Purchaser, Inc.	(4)(10)	SOFR +	4.50%	8.16%	3/13/2025	3/12/2032	147,034	145,838	142,991	0.33
EMB Purchaser, Inc.	(4)(5)(7)(10)	SOFR +	4.50%	8.23%	3/13/2025	3/12/2032	6,103	5,954	5,599	0.01
Foundational Education Group, Inc.	(9)	SOFR +	4.25%	8.18%	8/31/2021	8/31/2028	5,941	5,922	5,391	0.01
FusionSite Midco, LLC	(4)(11)	SOFR +	5.50%	9.49%	4/30/2025	11/17/2029	100,181	99,297	97,677	0.23
FusionSite Midco, LLC	(4)(5)(7)(11)	SOFR +	5.50%	9.49%	4/30/2025	11/17/2029	32,554	32,142	31,520	0.07
FusionSite Midco, LLC	(4)(5)(7)(11)	SOFR +	5.50%	9.43%	4/30/2025	11/17/2029	5,108	4,967	4,802	0.01
Gatekeeper Systems, Inc.	(4)(10)	SOFR +	5.00%	8.67%	8/27/2024	8/28/2030	248,205	245,624	236,416	0.55
Gatekeeper Systems, Inc.	(4)(7)(10)	SOFR +	5.00%	8.67%	8/27/2024	8/28/2030	19,374	18,556	15,578	0.04
GFL Environmental Services USA, Inc.	(6)(8)	SOFR +	2.50%	6.16%	4/11/2025	3/3/2032	2,176	2,156	2,179	0.01
Gorilla Investor, LLC	(4)(10)	SOFR +	5.00%	8.73%	9/26/2024	9/30/2031	163,828	161,371	162,190	0.38
Ground Penetrating Radar Systems, LLC	(4)(10)	SOFR +	4.50%	8.23%	1/2/2025	1/2/2032	119,645	118,704	119,645	0.28
Ground Penetrating Radar Systems, LLC	(4)(5)(7)(10)	SOFR +	4.50%	8.23%	1/2/2025	1/2/2032	3,537	3,337	3,537	0.01
Ground Penetrating Radar Systems, LLC	(4)(10)	SOFR +	4.50%	8.23%	5/8/2026	1/2/2032	36,700	35,449	35,416	0.08
Iris Buyer, LLC	(4)(11)	SOFR +	5.00%	8.66%	10/2/2023	10/2/2030	53,715	52,818	53,715	0.13
Iris Buyer, LLC	(4)(5)(11)	SOFR +	5.00%	8.73%	10/2/2023	10/2/2030	5,065	4,994	5,065	0.01
Iris Buyer, LLC	(4)(5)(7)(11)	SOFR +	5.00%	8.73%	2/4/2025	10/2/2030	7,804	7,582	7,804	0.02
Iris Buyer, LLC	(4)(5)(11)	SOFR +	5.00%	8.73%	7/16/2025	10/2/2030	2,174	2,155	2,174	0.01
ISQ Hawkeye Holdco, Inc.	(4)(10)	SOFR +	4.00%	7.69%	1/30/2026	8/20/2031	8,913	8,771	8,802	0.02
ISQ Hawkeye Holdco, Inc.	(4)(5)(7)(10)	SOFR +	4.00%	7.69%	1/30/2026	8/20/2030	331	313	310	0.00
Java Buyer, Inc.	(4)(10)	SOFR +	4.50%	8.23%	2/6/2026	12/15/2030	328,269	325,602	328,269	0.77
Java Buyer, Inc.	(4)(5)(7)(10)	SOFR +	4.50%	8.23%	2/6/2026	12/15/2030	27,903	27,158	27,903	0.07
Java Buyer, Inc.	(4)(5)(7)(10)	SOFR +	4.50%	8.23%	2/6/2026	12/15/2030	7,092	6,519	7,092	0.02
Jones Fish Hatcheries & Distributors, LLC	(4)(7)(10)	SOFR +	4.25%	7.89%	11/19/2025	11/19/2032	16,464	16,276	16,104	0.04
Jones Fish Hatcheries & Distributors, LLC	(4)(5)(7)(10)	SOFR +	4.25%	7.89%	11/19/2025	11/19/2032	1,582	1,500	1,294	0.00

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Commercial Services & Supplies (continued)
JSG II, Inc.	(4)(7)(10)	SOFR +	4.50%	8.14%	9/30/2025	9/30/2032		$351,968	$349,991	$350,633	0.82%
JSS Holdings, Inc.	(4)(10)	SOFR +	5.00%	8.73%	12/29/2021	11/8/2031		247,803	246,320	247,803	0.58
JSS Holdings, Inc.	(4)(10)	SOFR +	5.00%	8.73%	1/7/2021	11/8/2031		47,426	47,096	47,426	0.11
JSS Holdings, Inc.	(4)(7)(10)	SOFR +	5.00%	8.73%	11/8/2024	11/8/2031		588,381	583,419	587,696	1.37
Jupiter Purchaser, LLC	(4)(5)(7)(10)	SOFR +	5.00%	8.73%	6/5/2026	11/8/2031		3,530	3,530	3,530	0.01
Knowledge Pro Buyer, Inc.	(4)(7)(10)	SOFR +	4.50%	8.38%	12/10/2021	12/10/2029		113,659	113,147	110,961	0.26
Knowledge Pro Buyer, Inc.	(4)(5)(7)(10)	SOFR +	4.50%	8.38%	12/10/2021	12/10/2029		7,534	7,457	7,289	0.02
KPSKY Acquisition, Inc.	(4)(10)(18)	SOFR +	5.50%	9.26%	10/19/2021	10/19/2028		45,760	45,459	40,155	0.09
KPSKY Acquisition, Inc.	(4)(10)(18)	SOFR +	5.50%	9.27%	10/19/2021	10/19/2028		20,416	20,283	17,915	0.04
Lsf12 Crown US Commercial Bidco, LLC	(7)(8)	SOFR +	3.00%	6.62%	1/20/2026	12/2/2031		44,428	42,961	44,480	0.10
Minerva Bidco, Ltd.	(4)(6)(7)(8)	S +	4.25%	7.98%	7/29/2025	11/7/2030	GBP	46,904	61,155	61,344	0.14
OMNIA Partners, LLC	(8)	SOFR +	2.75%	6.42%	1/26/2024	12/31/2032		7,893	7,930	7,918	0.02
Onex Baltimore Buyer, Inc.	(4)(10)(18)	SOFR +	5.27%	8.92%	12/1/2021	4/29/2033		187,224	186,062	187,224	0.44
Onex Baltimore Buyer, Inc.	(4)(7)(10)(18)	SOFR +	4.75%	8.40%	12/1/2021	4/29/2033		278,799	277,200	278,799	0.65
Polyphase Elevator Holding, Co.	(4)(10)	SOFR +	5.00%	8.73%	11/24/2025	11/24/2032		15,922	15,816	15,922	0.04
Polyphase Elevator Holding, Co.	(4)(5)(7)(10)	SOFR +	5.00%	8.73%	11/24/2025	11/24/2032		5,431	5,335	5,386	0.01
Prime Security Services Borrower, LLC	(6)(8)	SOFR +	2.00%	5.62%	11/20/2024	10/13/2030		1,323	1,323	1,316	0.00
Prime Security Services Borrower, LLC	(6)(8)	SOFR +	1.75%	5.37%	4/4/2025	3/7/2032		6,419	6,317	6,332	0.01
RailPros Parent, LLC	(4)(7)(10)	SOFR +	4.25%	7.89%	5/22/2025	5/24/2032		23,152	22,927	23,116	0.05
RailPros Parent, LLC	(4)(5)(7)(10)	SOFR +	4.25%	7.89%	5/22/2025	5/24/2032		2,148	2,109	2,148	0.01
Rocket Buyer, LLC	(4)(10)	SOFR +	4.50%	8.14%	2/19/2026	2/18/2033		102,980	102,247	102,207	0.24
Rocket Buyer, LLC	(4)(5)(7)(10)	SOFR +	4.50%	8.17%	2/19/2026	2/18/2033		5,981	5,812	5,803	0.01
Rocket Buyer, LLC	(4)(5)(7)(10)	SOFR +	4.50%	8.17%	2/19/2026	2/18/2033		4,159	3,933	3,713	0.01

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Commercial Services & Supplies (continued)
Saber Parent Holdings Corp.	(4)(8)	SOFR +	4.75%	8.42% (incl. 2.25% PIK)	12/16/2025	12/16/2032	$507,446	$505,131	$504,909	1.18%
Saber Parent Holdings Corp.	(4)(5)(7)(8)	P +	3.50%	10.25%	12/16/2025	12/16/2032	27,716	27,397	27,370	0.06
Saber Parent Holdings Corp.	(4)(5)(7)(8)	SOFR +	4.75%	8.38% (incl. 2.25% PIK)	12/16/2025	12/16/2032	25,369	24,991	24,677	0.06
SIQ Holdings III Corp.	(4)(10)	SOFR +	5.00%	8.73%	12/19/2025	12/20/2032	128,631	127,442	127,023	0.30
SIQ Holdings III Corp.	(4)(7)(10)	SOFR +	5.00%	8.69%	12/19/2025	12/20/2032	25,721	25,081	24,646	0.06
TEI Intermediate, LLC	(4)(10)	SOFR +	5.25%	8.98% (incl. 2.88% PIK)	12/13/2024	12/15/2031	149,522	148,370	149,522	0.35
TEI Intermediate, LLC	(4)(5)(7)(10)	SOFR +	4.75%	8.42%	12/13/2024	12/15/2031	37,260	36,775	37,260	0.09
Veregy Consolidated, Inc.	(4)(7)(10)	SOFR +	4.25%	7.93%	4/16/2025	4/16/2031	139,921	138,905	139,698	0.33
Veregy Consolidated, Inc.	(4)(5)(10)	SOFR +	4.25%	7.91%	4/16/2025	4/16/2031	12,398	12,323	12,398	0.03
								6,189,824	6,174,607	14.41
Construction & Engineering
Ampirical Solutions, LLC	(4)(7)(10)	SOFR +	4.25%	7.98%	9/30/2025	9/30/2032	29,328	28,870	28,844	0.07
Brookfield WEC Holdings, Inc.	(8)	SOFR +	2.00%	5.62%	1/25/2024	1/27/2031	6,397	6,363	6,399	0.01
Consor Intermediate II, LLC	(4)(7)(10)	SOFR +	4.50%	8.23%	5/10/2024	5/12/2031	71,074	70,506	71,027	0.17
GFT Infrastructure, Inc.	(4)(10)	SOFR +	4.50%	8.18%	8/5/2024	8/5/2030	371,930	368,165	370,070	0.87
GFT Infrastructure, Inc.	(4)(5)(7)(10)	SOFR +	4.50%	8.18%	8/5/2024	8/5/2030	22,394	22,012	22,208	0.05
Green Infrastructure Partners US, LLC	(4)(6)(8)	SOFR +	2.75%	6.48%	1/12/2026	9/24/2032	4,988	5,012	4,994	0.01
OEI, Inc.	(4)(7)(9)	SOFR +	4.50%	8.23%	12/29/2025	12/29/2032	43,281	42,857	42,823	0.10
Pave America Holding, LLC	(4)(10)	SOFR +	5.25%	8.98% (incl. 2.88% PIK)	8/29/2025	8/27/2032	79,058	78,379	79,058	0.18
Pave America Holding, LLC	(4)(5)(7)(10)	SOFR +	4.75%	8.48%	8/29/2025	8/27/2032	10,140	9,937	10,140	0.02
Pave America Holding, LLC	(4)(5)(7)(10)	SOFR +	5.25%	8.99% (incl. 2.88% PIK)	8/29/2025	8/27/2032	13,562	13,409	13,562	0.03
Pike Electric Corp.	(4)(7)(10)	SOFR +	4.25%	7.89%	12/19/2025	12/19/2032	275,960	274,361	274,230	0.64
Saber Power Services, LLC	(4)(7)(10)	SOFR +	5.00%	8.83%	10/21/2025	10/21/2031	288,550	288,167	288,550	0.67
SAFEbuilt, LLC	(4)(7)(10)	SOFR +	5.00%	8.64%	1/8/2026	1/8/2032	129,045	128,927	127,567	0.30
Thermostat Purchaser III, Inc.	(4)(5)(7)(8)	P +	3.00%	9.75%	6/20/2024	8/31/2028	1,125	1,066	979	0.00
								1,338,031	1,340,451	3.12
Construction Materials
Quikrete Holdings, Inc.	(8)	SOFR +	2.25%	5.89%	2/18/2025	2/10/2032	14,725	14,646	14,731	0.03
Tamko Building Products, LLC	(8)	SOFR +	2.75%	6.60%	10/23/2024	9/20/2030	2,948	2,948	2,949	0.01
								17,594	17,680	0.04

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Consumer Staples Distribution & Retail
Crumbl Enterprises, LLC	(4)(7)(10)	SOFR +	4.50%	8.24%	4/30/2025	5/5/2032	$85,149	$84,381	$82,849	0.19%
Containers & Packaging
Ascend Buyer, LLC	(4)(10)	SOFR +	5.25%	8.98%	10/18/2022	9/30/2028	11,126	11,000	11,070	0.03
Ascend Buyer, LLC	(4)(10)	SOFR +	5.25%	8.98%	3/20/2025	9/30/2028	1,354	1,345	1,347	0.00
Ascend Buyer, LLC	(4)(5)(7)(10)	SOFR +	5.25%	8.98%	9/30/2021	9/30/2028	1,212	1,156	1,168	0.00
Berlin Packaging, LLC	(8)	SOFR +	3.25%	6.98%	7/25/2025	6/7/2031	18,626	18,651	18,557	0.04
Clydesdale Acquisition Holdings, Inc.	(9)	SOFR +	3.18%	6.82%	4/13/2022	4/13/2029	8,213	8,121	8,081	0.02
Clydesdale Acquisition Holdings, Inc.	(9)	SOFR +	3.25%	6.89%	4/1/2025	4/1/2032	9,742	9,658	9,381	0.02
ProAmpac PG Borrower, LLC	(8)	SOFR +	4.00%	7.67%	3/6/2026	3/7/2033	9,995	9,921	9,845	0.02
Ring Container Technologies Group, LLC	(9)	SOFR +	2.50%	6.14%	10/30/2025	9/15/2032	3,474	3,483	3,482	0.01
TricorBraun Holdings, Inc.	(9)	SOFR +	3.25%	6.89%	3/3/2021	3/3/2031	11,873	11,783	11,138	0.03
Trident TPI Holdings, Inc.	(9)	SOFR +	3.75%	7.48%	10/18/2024	9/15/2028	7,645	7,645	7,352	0.02
								82,763	81,421	0.19
Distributors
BP Purchaser, LLC	(4)(5)(10)	SOFR +	7.50%	11.43% (incl. 1.00% PIK)	12/10/2021	12/11/2028	8,128	8,075	6,421	0.02
Genuine Cable Group, LLC	(4)(10)	SOFR +	5.25%	8.99%	11/1/2021	5/3/2027	29,187	29,079	28,968	0.07
Marcone Yellowstone Buyer, Inc.	(4)(10)	SOFR +	7.25%	11.08% (incl. 3.25% PIK)	11/1/2022	6/23/2028	16,315	16,151	13,949	0.03
Marcone Yellowstone Buyer, Inc.	(4)(10)	SOFR +	7.00%	10.83% (incl. 3.25% PIK)	12/31/2021	6/23/2028	27,504	27,356	23,516	0.05
NDC Acquisition Corp.	(4)(11)	SOFR +	5.25%	8.92%	3/9/2021	3/9/2028	21,282	21,186	21,122	0.05
NDC Acquisition Corp.	(4)(5)(7)(11)	SOFR +	5.25%	8.91%	3/9/2021	3/9/2028	2,141	2,118	2,115	0.00
PT Intermediate Holdings III, LLC	(4)(10)	SOFR +	4.75%	8.48%	4/9/2024	4/9/2030	175,760	175,474	175,760	0.41
S&S Holdings, LLC	(9)	SOFR +	5.00%	8.75%	3/11/2021	3/11/2028	5,890	5,897	5,841	0.01
S&S Holdings, LLC	(9)	SOFR +	5.00%	8.65%	4/3/2025	10/1/2031	3,910	3,773	3,726	0.01
								289,109	281,418	0.65

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Diversified Consumer Services
American Restoration Holdings, LLC	(4)(11)	SOFR +	5.00%	8.83%	7/19/2024	7/24/2030		$27,060	$26,693	$24,083	0.06%
American Restoration Holdings, LLC	(4)(5)(11)	SOFR +	5.00%	8.83%	7/19/2024	7/24/2030		8,075	7,966	7,187	0.02
American Restoration Holdings, LLC	(4)(5)(11)	SOFR +	5.00%	8.83%	7/19/2024	7/24/2030		10,410	10,283	9,265	0.02
American Restoration Holdings, LLC	(4)(5)(11)	SOFR +	5.00%	8.83%	7/19/2024	7/24/2030		20,872	20,589	18,576	0.04
American Restoration Holdings, LLC	(4)(5)(7)(11)	SOFR +	5.00%	8.83%	2/19/2025	7/24/2030		22,622	22,353	17,228	0.04
American Restoration Holdings, LLC	(4)(11)	SOFR +	5.00%	8.83%	10/15/2025	7/24/2030		3,495	3,465	3,110	0.01
Ascend Learning, LLC	(9)	SOFR +	3.00%	6.64%	10/15/2025	12/11/2028		7,458	7,460	7,289	0.02
Barbri Holdings, Inc.	(4)(10)	SOFR +	4.75%	8.45%	12/20/2024	4/30/2030		172,782	171,679	169,326	0.40
Cambium Learning Group, Inc.	(4)(7)(10)	SOFR +	5.50%	9.26%	7/20/2021	7/20/2028		924,449	921,737	859,737	2.01
Cengage Learning, Inc.	(6)(11)	SOFR +	3.00%	6.65%	1/22/2026	3/24/2031		4,905	4,877	4,861	0.01
DTA Intermediate II, Ltd.	(4)(11)	SOFR +	5.50%	9.23%	3/27/2024	3/27/2030		51,066	50,429	51,066	0.12
DTA Intermediate II, Ltd.	(4)(7)(11)	SOFR +	5.50%	8.99%	3/27/2024	3/27/2030		12,893	12,596	12,893	0.03
DTA Intermediate II, Ltd.	(4)(11)	S +	5.50%	9.23%	9/18/2025	3/27/2030	GBP	20,641	27,502	27,379	0.06
Element Materials Technology Group US Holdings, Inc.	(6)(9)	SOFR +	3.50%	7.23%	6/24/2022	7/6/2029		7,273	7,238	7,321	0.02
Endeavor Schools Holdings, LLC	(4)(11)	SOFR +	6.25%	9.92%	7/18/2023	7/18/2029		46,228	45,641	40,565	0.09
Endeavor Schools Holdings, LLC	(4)(5)(7)(11)	SOFR +	6.25%	9.92%	7/18/2023	7/18/2029		8,509	8,418	7,467	0.02
Essential Services Holding Corp.	(4)(10)	SOFR +	5.75%	9.43% (incl. 2.88% PIK)	6/17/2024	6/17/2031		69,900	69,408	66,055	0.15
Essential Services Holding Corp.	(4)(5)(7)(10)	SOFR +	5.25%	8.93%	6/17/2024	6/17/2030		3,985	3,925	3,487	0.01
GBT US III, LLC	(6)(8)	SOFR +	2.00%	5.67%	1/21/2026	7/25/2031		3,940	3,940	3,942	0.01
GGG Midco, LLC	(4)(7)(10)	SOFR +	4.75%	8.39%	4/1/2026	4/1/2033		57,372	56,707	56,682	0.13
GGG Midco, LLC	(4)(5)(7)(10)	SOFR +	4.75%	8.42%	4/1/2026	4/1/2033		3,354	3,224	3,228	0.01
Go Car Wash Management Corp.	(4)(11)	SOFR +	5.75%	9.49%	10/12/2021	6/30/2028		87,722	87,415	85,528	0.20
Imagine Learning, LLC	(9)	SOFR +	3.50%	7.14%	2/1/2024	12/21/2029		15,162	15,117	14,289	0.03

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Diversified Consumer Services (continued)
Mckissock Investment Holdings, LLC	(10)	SOFR +	5.00%	8.90%	3/10/2022	3/12/2029		$9,596	$9,559	$8,224	0.02%
Mckissock Investment Holdings, LLC	(10)	SOFR +	5.00%	8.67%	11/20/2023	3/12/2029	21,300		21,028	18,256	0.04
Metrodora S.L.	(4)(5)(6)(8)	E +	4.25%	6.39%	8/7/2025	7/15/2032	EUR	1,367	1,580	1,554	0.00
Metrodora S.L.	(4)(5)(6)(8)	E +	4.25%	6.39%	8/7/2025	7/15/2032	EUR	558	645	635	0.00
Pre-Paid Legal Services, Inc.	(9)	SOFR +	3.25%	6.89%	12/15/2021	12/15/2028	15,508		15,466	14,210	0.03
Scientian 2 Spain, S.L.	(4)(5)(6)(8)	E +	4.25%	6.39%	8/7/2025	7/15/2032	EUR	1,599	1,848	1,818	0.00
Scientian France, SAS	(4)(5)(6)(8)	E +	4.25%	6.39%	8/7/2025	7/15/2032	EUR	3,525	4,073	4,008	0.01
Seahawk Bidco, LLC	(4)(11)	SOFR +	5.00%	8.73%	12/19/2024	12/19/2031	301,969		300,086	300,460	0.70
Seahawk Bidco, LLC	(4)(5)(7)(11)	SOFR +	5.00%	8.73%	12/19/2024	12/19/2030	3,916		3,764	3,804	0.01
Seahawk Bidco, LLC	(4)(5)(7)(11)	SOFR +	5.00%	8.73%	12/19/2024	12/19/2031	11,778		11,474	11,172	0.03
Spring Education Group, Inc.	(8)	SOFR +	3.25%	6.98%	9/29/2023	10/4/2030	13,440		13,338	13,430	0.03
Summit Buyer, LLC	(4)(10)	SOFR +	5.00%	8.73%	5/31/2024	5/31/2031	54,037		53,658	51,876	0.12
Summit Buyer, LLC	(4)(5)(7)(10)	SOFR +	5.00%	8.73%	5/31/2024	5/31/2031	27,364		27,118	26,194	0.06
Summit Buyer, LLC	(4)(5)(7)(10)	P +	4.00%	10.75%	5/31/2024	5/31/2030	2,450		2,404	2,170	0.01
Sunshine Cadence Holdco, LLC	(4)(10)	SOFR +	5.00%	8.67%	5/1/2024	5/1/2031	196,500		195,143	194,535	0.45
Sunshine Cadence Holdco, LLC	(4)(7)(10)	SOFR +	5.00%	8.73%	5/1/2024	5/1/2031	51,622		51,060	50,786	0.12
University Support Services, LLC	(9)	SOFR +	2.75%	6.39%	2/10/2022	2/10/2029	8,947		8,910	8,829	0.02
									2,309,816	2,212,525	5.16
Diversified REITs
Iron Mountain Information Management, LLC	(8)	SOFR +	2.00%	5.64%	12/28/2023	1/31/2031	7,357		7,377	7,355	0.02
Diversified Telecommunication Services
Zacapa, LLC	(6)(9)	SOFR +	3.75%	7.48%	10/29/2024	3/22/2029	10,282		10,282	10,280	0.02
Electric Utilities
Grid Alliance Partners, LLC	(4)(7)(10)	SOFR +	4.75%	8.48%	7/1/2025	7/1/2032	98,715		97,853	95,643	0.22
Grid Alliance Partners, LLC	(4)(5)(7)(10)	SOFR +	4.75%	8.42%	7/1/2025	7/1/2030	2,123		2,001	1,668	0.00
									99,854	97,311	0.22
Electrical Equipment
Emergency Power Holdings, LLC	(4)(7)(11)	SOFR +	4.75%	8.41%	8/17/2021	8/17/2031	251,889		250,688	251,872	0.59
Griffon Bidco, Inc.	(4)(7)(10)	SOFR +	5.00%	8.73%	7/31/2025	7/31/2031	119,406		118,116	119,079	0.28
IEM New Sub 2, LLC	(4)(7)(9)	SOFR +	4.75%	8.37%	12/3/2025	12/3/2031	643,223		637,612	636,063	1.49
Watlow Electric Manufacturing Co.	(7)(8)	SOFR +	2.75%	6.42%	6/17/2026	6/17/2033	2,284		2,277	2,285	0.01
									1,008,693	1,009,299	2.37

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Electronic Equipment, Instruments & Components
Albireo Energy, LLC	(4)(11)	SOFR +	5.75%	9.51%	2/5/2026	12/23/2029		$24,604	$24,544	$24,604	0.06%
Albireo Energy, LLC	(4)(5)(11)	SOFR +	5.75%	9.51%	2/5/2026	12/23/2029		9,282	9,268	9,282	0.02
Albireo Energy, LLC	(4)(5)(7)(11)	SOFR +	5.75%	9.50%	2/5/2026	12/23/2029		1,057	974	1,057	0.00
Belden, Inc.	(6)(8)	SOFR +	2.25%	5.92%	6/11/2026	7/1/2033		1,759	1,755	1,764	0.00
Dwyer Instruments, LLC	(4)(10)	SOFR +	4.75%	8.48%	11/15/2024	7/20/2029		45,896	45,595	45,896	0.11
Dwyer Instruments, LLC	(4)(5)(7)(10)	SOFR +	4.75%	8.49%	11/15/2024	7/30/2029		6,168	6,121	6,168	0.01
Dwyer Instruments, LLC	(4)(10)	SOFR +	4.75%	8.48%	11/15/2024	7/30/2029		6,017	5,977	6,017	0.01
Electro Switch Business Trust, LLC	(4)(10)	SOFR +	4.75%	8.48%	9/2/2025	9/2/2032		169,016	167,756	168,171	0.39
Electro Switch Business Trust, LLC	(4)(5)(7)(10)	P +	4.75%	10.50%	9/2/2025	9/2/2032		2,929	2,865	2,812	0.01
Guardian Bidco, Inc.	(4)(5)(7)(8)	SOFR +	5.50%	9.12%	9/2/2025	8/30/2032		28,965	28,693	28,926	0.07
Infinite Bidco, LLC	(9)	SOFR +	3.75%	7.68%	3/2/2021	3/2/2028		7,914	7,900	7,878	0.02
Modena Buyer, LLC	(8)	SOFR +	4.25%	7.91%	7/1/2024	7/1/2031		4,925	4,854	4,563	0.01
Phoenix 1 Buyer Corp.	(4)(7)(10)	SOFR +	4.75%	8.42%	11/20/2023	11/20/2030		42,274	41,960	42,274	0.10
Spectrum Safety Solutions Purchaser, LLC	(4)(5)(6)(9)	E +	4.50%	6.68%	7/1/2024	7/1/2030	EUR	9,168	9,856	10,476	0.02
Spectrum Safety Solutions Purchaser, LLC	(4)(6)(9)	E +	4.50%	6.79%	7/1/2024	7/1/2031	EUR	63,315	67,280	72,344	0.17
Spectrum Safety Solutions Purchaser, LLC	(4)(6)(7)(9)	SOFR +	4.50%	8.23%	7/1/2024	7/1/2031		303,361	299,535	303,361	0.71
									724,933	735,593	1.71

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Energy Equipment & Services
LPW Group Holdings, Inc.	(4)(7)(11)	SOFR +	6.00%	9.77%	3/15/2024	3/14/2031		$32,176	$31,534	$32,176	0.08%
Ursa Minor US Bidco, LLC	(6)(8)	SOFR +	2.00%	5.73%	6/25/2026	3/26/2031		1,785	1,781	1,786	0.00
									33,315	33,962	0.08
Entertainment
EOC Borrower, LLC	(8)	SOFR +	2.75%	6.39%	2/3/2026	3/24/2032		3,980	3,975	3,989	0.01
OEG Borrower, LLC	(8)	SOFR +	3.50%	7.17%	4/22/2025	6/30/2031		8,067	7,973	8,122	0.02
Renaissance Holdings Corp.	(5)(9)	SOFR +	4.00%	7.66%	12/6/2024	4/5/2030		964	964	769	0.00
									12,912	12,880	0.03
Financial Services
Atlas Securitized Products Funding 2, LP	(4)(5)(6)(8)	SOFR +	1.75%	5.37%	3/28/2024	5/25/2063		105,104	102,557	104,980	0.25
Carr Riggs & Ingram Capital, LLC	(4)(9)	SOFR +	4.50%	8.23%	11/18/2024	11/18/2031		42,844	42,515	42,309	0.10
Carr Riggs & Ingram Capital, LLC	(4)(5)(7)(9)	SOFR +	4.50%	8.23%	11/18/2024	11/18/2031		9,633	9,454	9,222	0.02
DM Intermediate Parent, LLC	(4)(10)	SOFR +	5.00%	8.64%	9/30/2024	9/30/2030		103,263	102,166	103,263	0.24
DM Intermediate Parent, LLC	(4)(5)(7)(10)	SOFR +	5.00%	8.64%	9/30/2024	9/30/2030		45,232	45,146	45,232	0.11
DM Intermediate Parent, LLC	(4)(5)(7)(10)	SOFR +	5.00%	8.64%	12/19/2025	9/30/2030		65,662	64,696	65,662	0.15
Harp Finco, Ltd.	(4)(6)(8)	S +	5.00%	8.73%	3/27/2025	3/27/2032	GBP	84,561	107,721	111,044	0.26
June Purchaser, LLC	(7)(8)	SOFR +	2.75%	6.39%	2/18/2026	11/28/2031		3,408	3,414	3,416	0.01
Mitchell International, Inc.	(9)	SOFR +	3.00%	6.64%	1/22/2026	6/17/2031		38,681	38,544	36,934	0.09
More Cowbell II, LLC	(4)(7)(10)	SOFR +	4.25%	7.74%	9/3/2025	9/3/2030		92,632	92,348	92,605	0.22
PKF O'Connor Davies Advisory, LLC	(4)(7)(10)	SOFR +	4.50%	8.16%	11/15/2024	11/18/2031		94,593	93,783	94,593	0.22
Planet US Buyer, LLC	(6)(8)	SOFR +	3.00%	6.66%	3/5/2026	2/7/2031		3,980	3,989	3,999	0.01
									706,333	713,259	1.68
Food Products
Froneri US, Inc.	(6)(8)	SOFR +	2.25%	5.88%	4/4/2025	9/30/2031		3,946	3,885	3,922	0.01
Froneri US, Inc.	(6)(8)	SOFR +	2.25%	5.88%	8/22/2025	9/30/2032		2,985	2,985	2,968	0.01
									6,870	6,890	0.02
Ground Transportation
Channelside AcquisitionCo, Inc.	(4)(7)(10)	SOFR +	4.75%	8.41%	5/15/2024	6/30/2028		154,077	153,766	149,756	0.35
Health Care Equipment & Supplies
AEC Parent Holdings, Inc.	(4)(5)(9)(17)	SOFR +	5.75%	9.63%	6/13/2022	6/13/2029		24,428	21,013	13,436	0.03
Bamboo US BidCo, LLC	(4)(11)	SOFR +	5.25%	8.91%	9/29/2023	9/30/2030		48,325	47,699	46,875	0.11
Bamboo US BidCo, LLC	(4)(11)	E +	5.25%	7.40%	9/29/2023	9/30/2030	EUR	74,756	78,276	82,854	0.19
Bamboo US BidCo, LLC	(4)(5)(11)	SOFR +	5.25%	8.91%	11/20/2024	9/30/2030		5,445	5,357	5,282	0.01
Bamboo US BidCo, LLC	(4)(11)	SOFR +	5.25%	8.91%	11/20/2024	9/30/2030		12,792	12,745	12,408	0.03
Bamboo US BidCo, LLC	(4)(5)(7)(11)	SOFR +	5.25%	8.89%	9/29/2023	10/1/2029		2,264	2,162	2,264	0.01

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Health Care Equipment & Supplies (continued)
Ergotron Acquisition, LLC	(4)(10)	SOFR +	5.25%	8.90%	7/6/2022	7/6/2028		$61,661	$61,259	$61,045	0.14%
GCX Corporation Buyer, LLC	(4)(10)	SOFR +	5.50%	9.38%	9/13/2021	9/13/2027	188,595		187,835	184,823	0.43
GCX Corporation Buyer, LLC	(4)(10)	SOFR +	5.50%	9.32%	9/13/2021	9/13/2027	47,767		47,595	46,812	0.11
Natus Medical, Inc.	(9)	SOFR +	5.25%	9.13%	7/21/2022	7/20/2029	29,210		28,313	29,191	0.07
Natus Medical, Inc.	(4)(5)(7)(9)	SOFR +	4.25%	8.03%	7/21/2022	7/21/2027	250		220	195	0.00
WS Audiology USA II, LLC	(6)(8)	SOFR +	3.25%	6.92%	2/13/2026	2/28/2029	11,707		11,707	11,739	0.03
Zeus, LLC	(4)(10)	SOFR +	5.40%	9.13%	2/28/2024	2/28/2031	48,867		48,386	46,301	0.11
Zeus, LLC	(4)(5)(10)	SOFR +	5.40%	9.13%	2/28/2024	2/28/2031	4,517		4,483	4,280	0.01
Zeus, LLC	(4)(5)(7)(10)	SOFR +	5.40%	9.14%	2/28/2024	2/28/2030	1,142		1,079	782	0.00
									558,129	548,287	1.28
Health Care Providers & Services
123Dentist, Inc.	(4)(6)(10)	CA +	5.00%	7.28%	8/10/2022	8/9/2029	CAD	256,898	198,366	181,137	0.42
123Dentist, Inc.	(4)(5)(6)(10)	CA +	5.00%	7.28%	8/9/2024	8/10/2029	CAD	34,507	25,020	24,331	0.06
ADCS Clinics Intermediate Holdings, LLC	(4)(11)	SOFR +	6.50%	10.02%	5/7/2021	5/7/2027	10,246		10,217	8,709	0.02
ADCS Clinics Intermediate Holdings, LLC	(4)(11)	SOFR +	6.50%	10.45%	5/7/2021	5/7/2027	8,427		8,406	7,163	0.02
ADCS Clinics Intermediate Holdings, LLC	(4)(5)(7)(11)	SOFR +	6.50%	10.45%	5/7/2021	8/7/2026	2,564		2,564	1,979	0.00
ADCS Clinics Intermediate Holdings, LLC	(4)(5)(11)	SOFR +	6.50%	10.02%	4/14/2022	5/7/2027	246		246	209	0.00
Amerivet Partners Management, Inc.	(4)(7)(10)	SOFR +	5.50%	9.35%	2/25/2022	2/25/2028	17,712		17,511	15,213	0.04
Amerivet Partners Management, Inc.	(4)(5)(10)	SOFR +	5.50%	9.60%	2/22/2023	2/25/2028	2,966		2,944	2,714	0.01
Aryeh Bidco Investment, Ltd.	(4)(6)(10)	CA +	5.00%	7.29%	1/14/2026	1/14/2033	CAD	42,679	30,452	29,792	0.07
Aryeh Bidco Investment, Ltd.	(4)(5)(6)(7)(10)	CA +	5.00%	7.29%	1/14/2026	1/14/2033	CAD	1,135	787	744	0.00
Aryeh Bidco Investment, Ltd.	(4)(5)(6)(7)(10)	CA +	5.00%	7.29%	1/14/2026	1/14/2033	CAD	681	463	440	0.00
Biotouch Global Solutions, Inc.	(4)(7)(11)	SOFR +	5.50%	9.17%	8/27/2025	8/27/2032	129,162		127,261	125,066	0.29
Biotouch Global Solutions, Inc.	(4)(5)(7)(11)	SOFR +	5.50%	9.16%	8/27/2025	8/27/2032	4,130		4,014	3,865	0.01
Canadian Hospital Specialties, Ltd.	(4)(6)(11)	CA +	4.50%	7.12%	4/15/2021	4/14/2028	CAD	14,455	11,501	10,192	0.02
Canadian Hospital Specialties, Ltd.	(4)(6)(7)(10)	CA +	4.50%	7.12%	4/15/2021	4/15/2027	CAD	2,700	1,727	1,904	0.00
Caramel Bidco, Limited	(4)(6)(8)	S +	6.00%	9.73%	2/11/2022	2/24/2029	GBP	60,000	79,326	67,450	0.16
Caramel Bidco, Limited	(4)(5)(6)(8)	S +	6.00%	9.73%	2/24/2022	2/24/2029	GBP	2,265	3,024	2,546	0.01
Caramel Bidco, Limited	(4)(6)(8)	E +	6.00%	8.49%	2/24/2022	2/24/2029	EUR	14,000	15,608	13,557	0.03
Caramel Bidco, Limited	(4)(6)(8)	SOFR +	6.00%	9.62%	2/24/2022	2/24/2029	6,125		6,279	5,206	0.01
CCBlue Bidco, Inc.	(4)(5)(10)	SOFR +	6.50%	10.34% (incl. 4.00% PIK)	12/21/2021	12/21/2028	607,670		604,331	507,405	1.19
CHG Healthcare Services, Inc.	(9)	SOFR +	3.00%	6.66%	5/7/2026	9/29/2031	3,980		3,985	3,986	0.01

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Health Care Providers & Services (continued)
CNT Holdings I Corp.	(10)	SOFR +	2.50%	6.16%	4/3/2025	11/8/2032	$5,431	$5,373	$5,442	0.01%
Commander Buyer, Inc.	(4)(7)(10)	SOFR +	4.50%	8.14%	6/26/2025	6/25/2032	160,624	158,686	160,109	0.37
Compsych Investments Corp.	(4)(7)(10)	SOFR +	4.75%	8.41%	7/22/2024	7/22/2031	69,605	69,317	67,948	0.16
CSC Mkg Topco, LLC	(4)(10)	SOFR +	5.50%	9.24%	2/1/2022	2/1/2029	157,947	156,779	157,947	0.37
CSC Mkg Topco, LLC	(4)(10)	SOFR +	5.50%	9.23%	8/1/2022	2/1/2029	21,139	20,866	21,139	0.05
DCA Investment Holding, LLC	(4)(5)(10)	SOFR +	6.50%	10.16% (incl. 2.25% PIK)	6/2/2026	6/2/2031	18,588	18,588	18,588	0.04
DCA Investment Holding, LLC	(4)(5)(10)	SOFR +	5.00%	8.66%	6/2/2026	6/2/2031	3,204	3,013	3,204	0.01
Ensemble RCM, LLC	(8)	SOFR +	3.00%	6.66%	2/9/2026	2/9/2033	4,000	3,981	3,989	0.01
Global Medical Response, Inc.	(8)	SOFR +	3.25%	6.89%	10/14/2025	10/1/2032	3,640	3,638	3,654	0.01
Heartland Dental, LLC	(8)	SOFR +	3.50%	7.14%	8/7/2025	8/25/2032	5,866	5,870	5,877	0.01
Imagine 360, LLC	(4)(7)(10)	SOFR +	4.75%	8.48%	9/18/2024	10/2/2028	95,810	95,188	95,656	0.22
Inception Fertility Ventures, LLC	(4)(7)(10)	SOFR +	5.50%	9.16%	4/29/2024	4/29/2030	284,114	283,514	281,187	0.66
IVI America, LLC	(8)	SOFR +	3.25%	6.98%	6/4/2026	4/9/2031	203	203	203	0.00
Jayhawk Buyer, LLC	(4)(11)	SOFR +	5.25%	9.02%	5/26/2021	4/15/2028	223,779	222,650	217,625	0.51
Kwol Acquisition, Inc.	(4)(7)(10)	SOFR +	5.00%	8.73%	12/8/2023	12/6/2029	10,246	10,104	10,157	0.02
Kwol Acquisition, Inc.	(4)(5)(10)	SOFR +	5.00%	8.73%	2/17/2026	12/12/2029	3,577	3,553	3,551	0.01
MB2 Dental Solutions, LLC	(4)(10)	SOFR +	5.50%	9.14%	2/13/2024	2/13/2031	36,986	36,740	36,986	0.09
MB2 Dental Solutions, LLC	(4)(10)	SOFR +	5.50%	9.14%	2/13/2024	2/13/2031	7,801	7,801	7,801	0.02
MB2 Dental Solutions, LLC	(4)(10)	SOFR +	5.50%	9.14%	2/13/2024	2/13/2031	5,471	5,441	5,471	0.01
MB2 Dental Solutions, LLC	(4)(5)(7)(10)	SOFR +	5.50%	9.14%	2/13/2024	2/13/2031	336	321	336	0.00
MED ParentCo, LP	(8)	SOFR +	3.00%	6.64%	2/3/2026	4/15/2031	5,970	5,975	5,984	0.01
Navigator Acquiror, Inc.	(4)(7)(9)	SOFR +	5.50%	9.24% (incl. 4.00% PIK)	7/16/2021	7/16/2030	547,921	546,732	416,183	0.97
Onex TSG Intermediate Corp.	(6)(8)	SOFR +	3.25%	6.98%	2/9/2026	8/6/2032	4,489	4,469	4,521	0.01
ONS MSO, LLC	(4)(11)	SOFR +	5.75%	9.41%	12/13/2023	7/8/2028	68,241	68,231	58,517	0.14
ONS MSO, LLC	(4)(5)(7)(11)	SOFR +	6.25%	9.90%	12/13/2023	7/8/2028	6,247	6,201	5,302	0.01
ONS MSO, LLC	(4)(11)	SOFR +	5.75%	9.41%	4/26/2024	7/8/2028	9,800	9,755	8,404	0.02
Outcomes Group Holdings, Inc.	(8)	SOFR +	3.00%	6.64%	3/5/2026	5/6/2031	4,082	4,092	4,099	0.01
Pacific Dental Services, Inc.	(8)	SOFR +	2.25%	5.89%	4/3/2025	3/15/2031	4,888	4,854	4,895	0.01
Plasma Buyer, LLC	(4)(10)(17)	SOFR +	5.75%	9.48% PIK	5/12/2022	5/12/2029	98,212	88,365	51,561	0.12
Plasma Buyer, LLC	(4)(5)(10)(17)	SOFR +	5.75%	9.48% PIK	5/12/2022	5/12/2029	3,636	3,338	1,909	0.00
Plasma Buyer, LLC	(4)(5)(7)(10)(17)	SOFR +	5.75%	9.48% PIK	5/12/2022	5/12/2028	15,863	14,281	8,297	0.02
Plasma Buyer, LLC	(4)(5)(7)(10)(17)	SOFR +	6.25%	9.98% PIK	3/24/2026	3/31/2027	2,178	2,122	2,535	0.01

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Health Care Providers & Services (continued)
PPV Intermediate Holdings, LLC	(4)(10)	SOFR +	5.75%	9.42%	8/31/2022	8/31/2029		$124,388	$123,313	$121,900	0.28%
PPV Intermediate Holdings, LLC	(4)(5)(7)(11)	SOFR +	5.25%	8.92%	9/6/2023	8/31/2029		12,557	12,430	11,859	0.03
PPV Intermediate Holdings, LLC	(4)(5)(7)(10)	SOFR +	5.75%	9.42%	8/31/2022	8/31/2029		3,469	3,379	3,270	0.01
PSKW Intermediate, LLC	(4)(11)	SOFR +	5.50%	9.24%	12/11/2024	3/9/2028		11,890	11,890	11,771	0.03
Raven Acquisition Holdings, LLC	(6)(7)(8)	SOFR +	3.00%	6.64%	4/10/2025	11/19/2031		2,765	2,703	2,730	0.01
Smile Doctors, LLC	(4)(10)	SOFR +	5.90%	9.63%	6/9/2023	12/23/2028		510,219	506,472	494,913	1.16
Smile Doctors, LLC	(4)(7)(10)	SOFR +	5.90%	9.63%	6/9/2023	12/23/2028		121,914	119,864	116,438	0.27
Snoopy Bidco, Inc.	(4)(10)	SOFR +	6.50%	10.42% (incl. 5.50% PIK)	6/1/2021	6/1/2028		747,694	744,474	702,832	1.64
Southern Veterinary Partners, LLC	(8)	SOFR +	2.50%	6.16%	7/22/2025	12/4/2031		10,108	10,148	10,111	0.02
SpecialtyCare, Inc.	(4)(11)	SOFR +	4.75%	8.44%	8/26/2025	12/18/2029		69,158	68,494	68,293	0.16
SpecialtyCare, Inc.	(4)(5)(7)(11)	SOFR +	5.00%	8.66%	8/26/2025	12/18/2029		627	592	567	0.00
Stepping Stones Healthcare Services, LLC	(4)(7)(10)	SOFR +	4.75%	8.48%	1/5/2026	1/5/2033		205,213	202,666	203,460	0.48
The Fertility Partners, Inc.	(4)(6)(10)	CA +	5.75%	8.33%	3/16/2022	3/16/2028	CAD	133,444	104,209	91,738	0.21
The Fertility Partners, Inc.	(4)(5)(6)(7)(10)	CA +	5.75%	8.33%	3/16/2022	9/16/2027	CAD	6,757	5,057	4,594	0.01
The Fertility Partners, Inc.	(4)(6)(10)	SOFR +	5.75%	9.51%	3/16/2022	3/16/2028		44,853	44,539	43,732	0.10
UMP Holdings, LLC	(4)(10)	SOFR +	5.75%	9.43%	7/15/2022	7/15/2028		9,354	9,290	9,073	0.02
UMP Holdings, LLC	(4)(5)(10)	SOFR +	5.75%	9.48%	7/15/2022	7/15/2028		12,811	12,777	12,427	0.03
Unified Women's Healthcare, LP	(4)(9)	SOFR +	5.00%	8.73%	6/16/2022	6/18/2029		864,952	864,952	864,952	2.02
Unified Women's Healthcare, LP	(4)(5)(9)	SOFR +	5.00%	8.73%	3/22/2024	6/18/2029		4,916	4,895	4,916	0.01
Unified Women's Healthcare, LP	(4)(5)(7)(9)	SOFR +	5.00%	8.64%	3/22/2024	6/18/2029		3,955	3,895	3,955	0.01
Unified Women's Healthcare, LP	(4)(7)(9)	SOFR +	5.00%	8.73%	9/22/2025	6/18/2029		49,265	49,003	49,265	0.12

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Health Care Providers & Services (continued)
US Oral Surgery Management Holdco, LLC	(4)(10)	SOFR +	5.25%	9.02%	11/18/2021	11/20/2028		$153,992	$153,282	$153,992	0.36%
US Oral Surgery Management Holdco, LLC	(4)(7)(10)	SOFR +	5.25%	9.63%	11/18/2021	11/20/2028		64,821	64,492	64,821	0.15
US Oral Surgery Management Holdco, LLC	(4)(5)(10)	SOFR +	5.25%	9.02%	8/16/2023	11/20/2028		6,191	6,142	6,191	0.01
US Oral Surgery Management Holdco, LLC	(4)(5)(10)	SOFR +	5.25%	9.08%	12/5/2022	11/20/2028		107	107	107	0.00
US Oral Surgery Management Holdco, LLC	(4)(5)(7)(10)	SOFR +	5.25%	9.08%	8/16/2023	11/20/2028		27,368	27,109	27,368	0.06
Veonet Lense, GmbH	(6)(8)	S +	4.75%	8.48%	2/26/2025	3/14/2029	GBP	253,448	322,841	313,215	0.73
WHCG Purchaser III, Inc.	(4)(5)(7)(10)	SOFR +	6.50%	10.23% (incl. 5.12% PIK)	8/2/2024	6/29/2029		49,740	49,740	49,740	0.12
WHCG Purchaser III, Inc.	(4)(5)(10)(17)		10.00%	10.00% PIK	8/2/2024	6/30/2030		43,157	14,654	27,621	0.06
									6,567,482	6,168,536	14.39
Health Care Technology
Accuity Delivery Systems, LLC	(4)(7)(9)	SOFR +	4.75%	8.42%	5/29/2025	5/29/2031		166,517	165,952	166,370	0.39
athenahealth Group, Inc.	(9)	SOFR +	2.75%	6.39%	2/15/2022	2/15/2029		5,586	5,576	5,581	0.01
athenahealth Group, Inc.	(9)	SOFR +	3.25%	6.89%	5/27/2026	2/16/2032		12,318	12,271	12,205	0.03
Brilliance Technologies, Inc.	(4)(7)(9)	SOFR +	5.00%	8.64% (incl. 2.50% PIK)	3/11/2025	3/11/2032		89,183	88,609	87,762	0.21
Brilliance Technologies, Inc.	(4)(5)(9)	SOFR +	5.00%	8.64% (incl. 2.50% PIK)	3/11/2025	3/11/2032		142,692	142,118	141,265	0.33
Brilliance Technologies, Inc.	(4)(9)	SOFR +	5.00%	8.64% (incl. 2.50% PIK)	5/16/2025	3/11/2032		196,027	195,218	194,067	0.45
Brilliance Technologies, Inc.	(4)(5)(7)(9)	SOFR +	5.00%	8.14% (incl. 2.50% PIK)	5/16/2025	3/11/2032		33,171	32,873	32,078	0.07
Caerus US 1, Inc.	(4)(6)(10)	SOFR +	5.00%	8.73%	5/25/2022	5/25/2029		435,564	431,955	422,497	0.99
Caerus US 1, Inc.	(4)(5)(6)(7)(10)	SOFR +	5.00%	8.65%	5/25/2022	5/25/2029		48,699	48,276	46,666	0.11
Caerus US 1, Inc.	(4)(6)(10)	SOFR +	5.00%	8.73%	10/28/2022	5/25/2029		35,571	35,410	34,503	0.08
Caerus US 1, Inc.	(4)(6)(10)	SOFR +	5.00%	8.73%	10/28/2022	5/25/2029		243,035	242,300	235,744	0.55
Caerus US 1, Inc.	(4)(6)(10)	SOFR +	5.00%	8.73%	3/27/2024	5/25/2029		68,768	68,768	66,705	0.16
Color Intermediate, LLC	(4)(10)	SOFR +	4.75%	8.58%	7/2/2024	10/4/2029		359,653	355,490	356,056	0.83
Continental Buyer, Inc.	(4)(7)(10)	SOFR +	4.75%	8.39%	2/14/2025	4/2/2031		58,017	57,458	57,966	0.14
Continental Buyer, Inc.	(4)(10)	SOFR +	4.75%	8.39%	10/21/2025	4/2/2031		34,476	34,325	34,476	0.08
Continental Buyer, Inc.	(4)(5)(7)(10)	SOFR +	4.75%	8.39%	10/21/2025	4/2/2031		1,970	1,956	1,970	0.00

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Health Care Technology (continued)
Cotiviti, Inc.	(8)	SOFR +	2.75%	6.37%	5/1/2024	5/1/2031	$1,936	$1,929	$1,776	0.00%
Cronos Crimson Holdings, Inc.	(4)(10)	SOFR +	6.09%	9.91%	3/1/2021	3/1/2028	71,173	70,665	70,462	0.16
Cronos Crimson Holdings, Inc.	(4)(10)	SOFR +	6.09%	9.91%	3/1/2021	3/1/2028	14,758	14,697	14,610	0.03
CT Technologies Intermediate Holdings, Inc.	(4)(7)(10)	SOFR +	5.00%	8.64%	8/30/2024	9/2/2031	160,893	159,451	160,549	0.38
CT Technologies Intermediate Holdings, Inc.	(4)(10)	SOFR +	4.75%	8.39%	8/5/2025	9/2/2031	159,920	158,559	158,321	0.37
CT Technologies Intermediate Holdings, Inc.	(4)(10)	SOFR +	4.75%	8.39%	7/10/2025	9/2/2031	68,506	67,930	67,821	0.16
CT Technologies Intermediate Holdings, Inc.	(4)(5)(7)(10)	SOFR +	4.75%	8.39%	7/10/2025	9/2/2031	30,167	29,871	29,764	0.07
GI Ranger Intermediate, LLC	(4)(7)(10)	SOFR +	6.00%	9.88%	10/29/2021	10/30/2028	107,532	106,893	96,889	0.23
Healthcomp Holding Company, LLC	(4)(10)	SOFR +	5.75%	9.42%	11/8/2023	11/8/2029	187,521	186,535	171,582	0.40
Imprivata, Inc.	(9)	SOFR +	3.00%	6.73%	6/20/2025	12/1/2027	1,977	1,977	1,980	0.00
Kona Buyer, LLC	(4)(7)(10)	SOFR +	4.50%	8.17%	7/23/2024	7/23/2031	212,401	210,676	210,885	0.49
Kona Buyer, LLC	(4)(5)(10)	SOFR +	4.50%	8.16%	7/23/2024	7/23/2031	53,454	53,231	53,186	0.12
Kona Buyer, LLC	(4)(10)	SOFR +	4.50%	8.16%	7/23/2024	7/23/2031	60,022	59,772	59,722	0.14
Kona Buyer, LLC	(4)(5)(10)	SOFR +	4.50%	8.17%	7/23/2024	7/23/2031	15,971	16,172	15,892	0.04
Kona Buyer, LLC	(4)(5)(7)(10)	SOFR +	4.50%	8.16%	7/23/2024	7/23/2031	3,691	3,285	3,519	0.01
Magic Bidco, Inc.	(4)(5)(10)	SOFR +	5.75%	9.37%	7/1/2024	7/1/2030	8,299	8,161	7,677	0.02
Magic Bidco, Inc.	(4)(10)	SOFR +	5.75%	9.42%	7/1/2024	7/1/2030	57,095	56,255	52,813	0.12
Magic Bidco, Inc.	(4)(5)(10)	SOFR +	5.75%	9.42%	7/1/2024	7/1/2030	2,795	2,795	2,585	0.01
MEDX AMCP Holdings, LLC	(4)(5)(7)(10)	SOFR +	4.50%	8.14%	7/21/2025	7/21/2032	22,377	22,109	22,021	0.05
Modernizing Medicine, Inc.	(4)(5)(7)(10)	SOFR +	4.75%	8.48% (incl. 2.25% PIK)	4/30/2025	4/30/2032	46,182	45,773	46,140	0.11
Neptune Holdings, Inc.	(4)(7)(10)	SOFR +	4.50%	8.23%	12/12/2024	8/31/2030	14,625	14,381	14,429	0.03
Netsmart Technologies, Inc.	(4)(7)(10)	SOFR +	5.20%	8.82% (incl. 2.70% PIK)	8/23/2024	8/25/2031	139,520	138,280	136,520	0.32
Octane Purchaser, Inc.	(4)(7)(9)	SOFR +	4.60%	8.24%	5/19/2025	5/19/2032	167,453	166,601	164,346	0.38
Octane Purchaser, Inc.	(4)(5)(9)	SOFR +	4.60%	8.24%	5/19/2025	5/19/2032	88,133	87,753	86,591	0.20
Project Ruby Ultimate Parent Corp.	(8)	SOFR +	2.75%	6.51%	7/18/2025	3/10/2028	8,997	8,997	8,996	0.02
QF Holdings, Inc.	(4)(7)(9)	SOFR +	4.50%	8.23%	12/29/2025	12/15/2032	116,279	115,682	115,635	0.27
QF Holdings, Inc.	(4)(5)(7)(9)	SOFR +	4.50%	8.24%	12/29/2025	12/15/2032	1,088	1,018	1,012	0.00
Rocky MRA Acquisition Corp.	(4)(9)	SOFR +	5.00%	8.77%	4/1/2022	4/2/2029	164,852	163,979	164,852	0.39
Signant Finance One, Ltd.	(4)(7)(10)	SOFR +	5.00%	8.73%	10/16/2025	10/16/2031	412,709	408,844	410,391	0.96
Signant Finance One, Ltd.	(4)(5)(7)(10)	SOFR +	5.00%	8.74%	10/16/2025	10/16/2031	11,746	11,395	11,548	0.03
Vizient, Inc.	(9)	SOFR +	1.75%	5.39%	8/1/2024	8/1/2031	3,384	3,403	3,391	0.01
Waystar Technologies, Inc.	(8)	SOFR +	2.00%	5.64%	8/6/2025	10/22/2029	6,305	6,305	6,297	0.01
								4,321,929	4,268,113	9.96

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Hotels, Restaurants & Leisure
Alterra Mountain, Co.	(8)	SOFR +	2.50%	6.14%	7/23/2025	8/17/2028		$7,258	$7,258	$7,278	0.02%
Bulldog Purchaser, Inc.	(9)	SOFR +	3.25%	6.91%	2/5/2026	2/4/2033		3,491	3,500	3,500	0.01
Caesars Entertainment, Inc.	(6)(9)	SOFR +	2.25%	5.89%	2/6/2023	2/6/2030		5,858	5,870	5,684	0.01
Caesars Entertainment, Inc.	(6)(9)	SOFR +	2.25%	5.89%	6/16/2025	2/6/2031		3,681	3,678	3,551	0.01
FanDuel Group Financing, LLC	(6)(9)	SOFR +	1.75%	5.48%	4/3/2025	11/30/2030		5,211	5,148	5,173	0.01
Fertitta Entertainment, LLC	(9)	SOFR +	3.25%	6.89%	1/27/2022	1/27/2029		14,961	14,897	14,963	0.03
Flynn Restaurant Group, LP	(8)	SOFR +	3.75%	7.39%	4/3/2025	1/28/2032		7,429	7,356	7,366	0.02
IRB Holding Corp.	(9)	SOFR +	2.50%	6.14%	11/17/2025	12/16/2030		12,030	12,030	12,047	0.03
Life Time, Inc.	(8)	SOFR +	2.00%	5.61%	8/14/2025	11/5/2031		2,325	2,331	2,330	0.01
Light & Wonder International, Inc.	(6)(9)	SOFR +	2.00%	5.64%	1/22/2026	4/16/2029		639	642	641	0.00
Mic Glen, LLC	(9)	SOFR +	3.25%	6.89%	7/29/2025	7/21/2028		12,535	12,535	12,574	0.03
New Red Finance, Inc.	(6)(8)	SOFR +	1.75%	5.39%	6/16/2024	9/20/2030		12,877	12,762	12,872	0.03
Pioneer Opco, LLC	(8)	SOFR +	3.25%	6.89%	5/14/2026	5/15/2033		1,254	1,248	1,260	0.00
Raising Cane's Restaurants, LLC	(8)	SOFR +	2.00%	5.62%	6/5/2026	6/6/2033		6,030	6,008	6,004	0.01
Scientific Games Holdings, LP	(9)	SOFR +	3.00%	6.67%	6/11/2024	4/4/2029		19,432	19,456	19,190	0.04
Tacala Investment Corp.	(10)	SOFR +	3.00%	6.64%	9/16/2025	1/31/2031		2,933	2,940	2,939	0.01
Voyager Parent, LLC	(6)(8)	SOFR +	4.25%	7.98%	7/18/2025	7/1/2032		3,970	3,834	3,977	0.01
Whatabrands, LLC	(9)	SOFR +	2.50%	6.14%	12/11/2024	8/3/2028		12,122	12,087	12,120	0.03
									133,580	133,469	0.31
Household Durables
AI Aqua Merger Sub, Inc.	(9)	SOFR +	2.50%	6.12%	2/4/2026	7/31/2028		21,989	21,989	21,994	0.05
Madison Safety & Flow, LLC	(8)	P +	1.50%	8.25%	9/25/2025	9/26/2031		5,371	5,371	5,385	0.01
									27,360	27,379	0.06
Independent Power and Renewable Electricity Producers
Cogentrix Finance Holdco I, LLC	(8)	SOFR +	2.25%	5.89%	8/7/2025	2/26/2032		1,903	1,908	1,903	0.00
Industrial Conglomerates
CEP V Investment 11 S.à r.l.	(4)(6)(7)(8)	SA +	6.52%	7.20%	5/6/2022	2/11/2028	CHF	47,449	48,151	55,739	0.13
CEP V Investment 11 S.à r.l.	(4)(6)(10)	E +	6.45%	8.59%	3/31/2023	2/23/2028	EUR	66,051	64,474	72,008	0.17
Engineered Machinery Holdings, Inc.	(8)	SOFR +	3.25%	6.98%	11/26/2025	11/26/2032		7,677	7,676	7,726	0.02
Excelitas Technologies Corp.	(4)(8)	E +	5.25%	7.43%	8/12/2022	8/13/2029	EUR	24,437	24,879	27,712	0.06
Excelitas Technologies Corp.	(4)(7)(10)	SOFR +	5.25%	8.89%	8/12/2022	8/13/2029		33,241	32,868	32,881	0.08
									178,048	196,066	0.46

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Insurance
Alera Group, Inc.	(9)	SOFR +	2.75%	6.39%	1/23/2026	5/30/2032		$11,168	$11,121	$10,641	0.02%
Alliant Holdings Intermediate, LLC	(8)	SOFR +	2.50%	6.14%	7/31/2025	9/19/2031		6,068	6,023	5,994	0.01
Amerilife Holdings, LLC	(4)(10)	SOFR +	5.00%	8.66%	6/17/2024	8/31/2029		683,634	678,545	681,925	1.59
Amerilife Holdings, LLC	(4)(5)(7)(10)	SOFR +	5.00%	8.66%	6/17/2024	8/31/2028		17,905	17,234	16,687	0.04
Amerilife Holdings, LLC	(4)(5)(7)(10)	SOFR +	5.00%	8.66%	6/17/2024	8/31/2029		7,382	7,357	7,278	0.02
AmWINS Group, Inc.	(10)	SOFR +	2.00%	5.73%	1/14/2026	1/30/2032		2,965	2,940	2,907	0.01
Baldwin Insurance Group Holdings, LLC	(6)(8)	SOFR +	2.50%	6.13%	9/12/2025	5/26/2031		11,751	11,745	11,531	0.03
Beacon Dc, Ltd.	(4)(6)(10)	SOFR +	4.75%	8.48%	12/4/2025	12/4/2032		5,000	4,931	4,925	0.01
Beacon Dc, Ltd.	(4)(5)(6)(7)(10)	SOFR +	4.75%	8.48%	12/4/2025	12/4/2032		105	97	93	0.00
Beacon Dc, Ltd.	(4)(5)(6)(10)	SOFR +	4.75%	8.48%	12/4/2025	12/4/2032		998	984	983	0.00
BroadStreet Partners, Inc.	(8)	SOFR +	2.50%	6.14%	6/14/2024	6/13/2031		23,988	23,924	23,217	0.05
CRC Insurance Group, LLC	(8)	SOFR +	2.75%	6.48%	12/6/2024	5/6/2031		15,385	15,373	15,058	0.04
Foundation Risk Partners Corp.	(4)(10)	SOFR +	4.75%	8.48%	10/29/2021	10/29/2030		31,585	31,373	31,585	0.07
Foundation Risk Partners Corp.	(4)(5)(10)	SOFR +	4.75%	8.48%	11/17/2023	10/29/2030		26,545	26,307	26,545	0.06
Foundation Risk Partners Corp.	(4)(10)	SOFR +	4.75%	8.48%	4/14/2022	10/29/2030		33,997	33,749	33,997	0.08
Foundation Risk Partners Corp.	(4)(5)(7)(10)	SOFR +	4.75%	8.48%	10/21/2024	10/29/2030		35,975	35,771	35,975	0.08
Foundation Risk Partners Corp.	(4)(10)	SOFR +	4.75%	8.48%	9/24/2025	10/29/2030		6,745	6,745	6,745	0.02
Foundation Risk Partners Corp.	(4)(5)(10)	SOFR +	4.75%	8.48%	9/24/2025	10/29/2030		3,153	3,153	3,153	0.01
Foundation Risk Partners Corp.	(4)(5)(7)(10)	SOFR +	4.75%	8.48%	10/29/2021	10/29/2029		5,592	5,492	5,592	0.01
Galway Borrower, LLC	(4)(10)	SOFR +	4.50%	8.23%	9/30/2021	9/29/2028		237,860	236,687	237,265	0.55
Galway Borrower, LLC	(4)(5)(10)	SOFR +	4.50%	8.23%	9/30/2021	9/29/2028		755	753	753	0.00
Galway Borrower, LLC	(4)(5)(7)(10)	SOFR +	4.50%	8.24%	4/28/2023	9/29/2028		6,463	6,310	6,316	0.01
Gimlet Bidco, GmbH	(4)(6)(8)	E +	5.00%	7.15%	4/15/2024	4/23/2031	EUR	110,003	115,214	125,690	0.29
Gimlet Bidco, GmbH	(4)(6)(8)	E +	5.00%	7.15%	4/15/2024	4/23/2031	EUR	44,816	46,958	51,207	0.12
Higginbotham Insurance Agency, Inc.	(4)(6)(11)	SOFR +	4.50%	8.14%	12/11/2025	6/11/2031		98,085	98,031	98,085	0.23
Higginbotham Insurance Agency, Inc.	(4)(5)(6)(7)(11)	SOFR +	4.50%	8.14%	12/11/2025	6/11/2031		14,433	14,306	14,433	0.03
High Street Buyer, Inc.	(4)(10)	SOFR +	4.25%	7.98%	4/16/2021	4/14/2028		18,891	18,828	18,891	0.04
High Street Buyer, Inc.	(4)(5)(7)(10)	SOFR +	4.25%	7.98%	4/16/2021	4/14/2028		81,048	80,557	80,964	0.19
High Street Buyer, Inc.	(4)(5)(11)	SOFR +	4.25%	7.98%	1/2/2025	4/14/2028		43,658	43,276	43,658	0.10
High Street Buyer, Inc.	(4)(10)	SOFR +	4.25%	7.98%	4/16/2021	4/14/2028		75,873	75,476	75,873	0.18
High Street Buyer, Inc.	(4)(5)(7)(10)	SOFR +	4.25%	7.98%	7/18/2025	4/14/2028		9,232	9,059	9,232	0.02
HUB International, Ltd.	(8)	SOFR +	2.25%	5.92%	4/4/2025	6/20/2030		844	830	844	0.00

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Insurance (continued)
Hyperion Refinance S.à r.l.	(6)(9)	SOFR +	2.75%	6.39%	8/4/2025	2/15/2031		$14,783	$14,662	$13,918	0.03%
Integrity Marketing Acquisition, LLC	(4)(7)(10)	SOFR +	5.00%	8.67%	8/27/2024	8/25/2028	264,926		263,829	264,454	0.62
Knight Acquireco, LLC	(4)(7)(9)	SOFR +	4.50%	8.15%	11/7/2025	11/7/2032	70,463		70,090	70,405	0.16
Koala Investment Holdings, Inc.	(4)(7)(10)	SOFR +	4.25%	7.99%	8/29/2025	8/29/2032	88,402		87,549	86,991	0.20
Koala Investment Holdings, Inc.	(4)(5)(7)(10)	SOFR +	4.25%	7.98%	8/29/2025	8/29/2032	4,015		3,948	3,901	0.01
Lockton, Inc.	(8)	SOFR +	2.00%	5.66%	5/7/2026	5/9/2033	647		643	646	0.00
MRH Trowe Beteiligungsgesellschaft mbH	(4)(6)(7)(8)	E +	5.00%	7.16%	5/15/2025	5/17/2032	EUR	417	462	464	0.00
OneDigital Borrower, LLC	(9)	SOFR +	3.00%	6.64%	1/28/2025	7/2/2031	9,800		9,800	9,521	0.02
Paisley Bidco, Ltd.	(4)(5)(6)(7)(8)	S +	5.50%	9.23% (incl. 2.00% PIK)	4/17/2024	5/7/2031	GBP	15,137	18,822	18,163	0.04
Paisley Bidco, Ltd.	(4)(5)(6)(8)	E +	5.50%	7.65% (incl. 2.00% PIK)	4/17/2024	5/7/2031	EUR	8,027	8,562	8,301	0.02
Paisley Bidco, Ltd.	(4)(5)(6)(8)	E +	5.50%	7.65% (incl. 2.00% PIK)	4/17/2024	5/7/2031	EUR	7,080	7,328	7,321	0.02
Paisley Bidco, Ltd.	(4)(5)(6)(8)	E +	5.50%	7.65% (incl. 2.00% PIK)	7/31/2025	5/7/2031	EUR	6,866	7,859	7,099	0.02
Patriot Growth Insurance Services, LLC	(4)(10)	SOFR +	5.00%	8.88%	10/14/2021	10/16/2028	23,604		23,494	22,896	0.05
Patriot Growth Insurance Services, LLC	(4)(5)(7)(10)	SOFR +	5.00%	8.73%	11/17/2023	10/16/2028	26,350		26,170	25,896	0.06
Riser Merger Sub, Inc.	(4)(10)	SOFR +	4.75%	8.48%	4/15/2025	10/31/2029	19,815		19,815	19,518	0.05
Riser Merger Sub, Inc.	(4)(10)	S +	4.75%	8.48%	4/15/2025	10/31/2029	GBP	33,311	43,646	43,523	0.10
Riser Merger Sub, Inc.	(4)(5)(7)(10)	SOFR +	4.75%	8.48%	4/15/2025	10/31/2029	6,820		6,457	6,339	0.01
SG Acquisition, Inc.	(4)(7)(10)	SOFR +	4.75%	8.43%	4/3/2024	4/3/2030	198,884		197,765	198,884	0.46
Shelf Bidco, Ltd.	(4)(6)(10)(18)	SOFR +	5.18%	8.66%	10/17/2024	10/17/2031	928,929		925,430	928,929	2.17
Simplicity Financial Marketing Group Holdings, Inc.	(4)(6)(7)(10)	SOFR +	5.00%	8.73%	12/31/2024	12/31/2031	55,961		55,359	55,781	0.13
Sparta UK Bidco, Ltd.	(4)(6)(8)	S +	6.00%	9.73%	9/25/2024	9/25/2031	GBP	44,570	58,913	58,528	0.14
Sparta UK Bidco, Ltd.	(4)(6)(8)	E +	5.25%	7.72%	9/25/2024	9/25/2031	EUR	1,177	1,317	1,332	0.00
SQ ABS Issuer, LLC	(4)(5)(6)(8)		7.80%	7.80%	10/11/2024	10/20/2039	15,179		15,087	15,065	0.04

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Insurance (continued)
Tennessee Bidco, Limited	(4)(5)(6)(8)	E +	5.50%	7.62% (incl. 2.00% PIK)	7/1/2024	7/1/2031	EUR	4,654	$5,752	$5,252	0.01%
Tennessee Bidco, Limited	(4)(6)(8)	S +	5.50%	9.22% (incl. 2.00% PIK)	7/1/2024	7/1/2031	GBP	153,814	206,646	201,476	0.47
Tennessee Bidco, Limited	(4)(5)(6)(8)	S +	5.50%	9.23% (incl. 2.00% PIK)	7/1/2024	7/1/2031	GBP	18,292	23,037	23,959	0.06
Tennessee Bidco, Limited	(4)(6)(8)	SOFR +	5.50%	9.08% (incl. 2.00% PIK)	7/1/2024	7/1/2031		$561,732	551,542	554,711	1.30
Tennessee Bidco, Limited	(4)(5)(6)(8)	SOFR +	5.50%	9.29% (incl. 2.00% PIK)	7/1/2024	7/1/2031	104,685		104,139	103,377	0.24
Tennessee Bidco, Limited	(4)(5)(6)(8)	E +	5.50%	8.11% (incl. 2.00% PIK)	7/1/2024	7/1/2031	EUR	49,864	57,319	56,263	0.13
Tennessee Bidco, Limited	(4)(5)(6)(7)(8)	S +	5.50%	9.23% (incl. 2.00% PIK)	5/9/2025	7/1/2031	GBP	1,951	3,224	1,707	0.00
Tennessee Bidco, Limited	(4)(5)(6)(8)	SOFR +	5.50%	9.11% (incl. 2.00% PIK)	5/9/2025	7/1/2031	34,464		34,307	34,033	0.08
Tennessee Bidco, Limited	(4)(5)(6)(8)	E +	5.50%	7.86% (incl. 2.00% PIK)	5/9/2025	7/1/2031	EUR	18,494	21,661	20,867	0.05
THG Acquisition, LLC	(4)(10)	SOFR +	4.75%	8.39%	10/31/2024	10/31/2031	66,143		65,639	66,143	0.15
THG Acquisition, LLC	(4)(5)(7)(10)	SOFR +	4.75%	8.39%	10/31/2024	10/31/2031	1,834		1,778	1,834	0.00
THG Acquisition, LLC	(4)(5)(7)(10)	SOFR +	4.75%	8.39%	10/31/2024	10/31/2031	11,026		10,927	11,026	0.03
USI, Inc.	(8)	SOFR +	2.25%	5.98%	12/23/2024	11/21/2029	6,760		6,760	6,746	0.02
USI, Inc.	(8)	SOFR +	2.25%	5.98%	12/23/2024	9/29/2030	7,379		7,303	7,359	0.02
World Insurance Associates, LLC	(4)(7)(11)	SOFR +	5.00%	8.73%	2/14/2025	4/3/2030	111,571		110,496	111,495	0.26
									4,746,686	4,762,165	11.08

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Interactive Media & Services
North Haven Ushc Acquisition, Inc.	(4)(11)	SOFR +	5.25%	9.08%	8/28/2024	10/29/2027		$12,305	$12,228	$11,444	0.03%
North Haven Ushc Acquisition, Inc.	(4)(5)(11)	SOFR +	5.25%	9.08%	8/28/2024	10/29/2027	7,206		7,160	6,701	0.02
North Haven Ushc Acquisition, Inc.	(4)(5)(11)	SOFR +	5.25%	9.02%	8/28/2024	10/29/2027	3,095		3,075	2,878	0.01
North Haven Ushc Acquisition, Inc.	(4)(5)(7)(11)	SOFR +	5.25%	9.08%	8/28/2024	10/29/2027	6,252		6,122	4,139	0.01
North Haven Ushc Acquisition, Inc.	(4)(5)(11)	SOFR +	5.25%	9.08%	8/28/2024	10/29/2027	3,566		3,543	3,316	0.01
North Haven Ushc Acquisition, Inc.	(4)(11)	SOFR +	5.25%	9.02%	8/28/2024	10/29/2027	21,955		21,817	20,418	0.05
North Haven Ushc Acquisition, Inc.	(4)(5)(7)(11)	SOFR +	5.25%	9.08%	8/28/2024	10/29/2027	15,522		15,415	14,327	0.03
Project Boost Purchaser, LLC	(8)	SOFR +	2.75%	6.48%	7/16/2024	7/16/2031	23,869		23,806	23,286	0.05
Titan Acquisitionco New Zealand, Ltd.	(4)(6)(7)(8)	B +	4.00%	6.77%	5/29/2025	4/17/2031	NZD	128,591	79,528	70,951	0.17
WH Borrower, LLC	(9)	SOFR +	4.50%	8.14%	2/20/2025	2/20/2032	21,441		21,355	21,507	0.05
									194,049	178,967	0.43
IT Services
Allium Buyer, LLC	(4)(7)(11)	SOFR +	5.00%	8.66%	5/2/2023	5/2/2030	1,556		1,527	1,549	0.00
Anthracite Buyer, Inc.	(4)(7)(10)	SOFR +	4.50%	8.18%	12/3/2025	12/3/2032	79,838		79,380	78,141	0.18
Blackhawk Network Holdings, Inc.	(11)	SOFR +	3.50%	7.14%	2/6/2026	3/12/2029	2,488		2,490	2,480	0.01
Cassipoee, SASU	(4)(5)(6)(8)	E +	4.50%	6.79%	2/26/2025	2/26/2032	EUR	160	165	179	0.00
Denali TopCo, LLC	(4)(7)(10)	SOFR +	4.75%	8.41%	8/26/2025	8/26/2032	91,676		90,838	90,493	0.21
Fern Bidco, Ltd.	(4)(6)(8)	S +	5.00%	8.73%	7/1/2024	7/1/2031	GBP	40,356	50,308	52,861	0.12
Fern Bidco, Ltd.	(4)(5)(6)(7)(8)	S +	5.00%	8.73%	7/1/2024	7/1/2031	GBP	4,414	5,507	5,520	0.01
Firmus Supercloud PTY, Ltd.	(4)(5)(6)(7)(11)	SOFR +	5.13%	8.77%	4/21/2026	3/15/2032	104,379		102,253	102,253	0.24
Infostretch Corporation	(4)(10)	SOFR +	5.75%	9.63%	4/1/2022	4/1/2028	175,680		174,654	155,477	0.36
Inovalon Holdings, Inc.	(4)(10)	SOFR +	5.50%	9.43% (incl. 2.75% PIK)	4/11/2025	11/24/2028	1,126,364		1,117,664	1,058,782	2.48
KEN Bidco, Ltd.	(4)(5)(6)(10)	S +	6.00%	10.00% (incl. 2.50% PIK)	5/3/2024	10/14/2028	GBP	14,468	17,946	14,489	0.03
Monterey Financing, S.à r.l.	(4)(6)(8)	CI +	6.00%	8.14%	9/28/2022	9/28/2029	DKK	560,750	73,100	83,577	0.20
Monterey Financing, S.à r.l.	(4)(6)(9)	N +	6.00%	10.37%	9/28/2022	9/28/2029	NOK	105,862	9,749	10,427	0.02
Monterey Financing, S.à r.l.	(4)(6)(8)	ST +	6.00%	8.18%	9/28/2022	9/28/2029	SEK	243,186	21,499	24,453	0.06
Monterey Financing, S.à r.l.	(4)(6)(8)	E +	6.00%	8.17%	9/28/2022	9/28/2029	EUR	156,764	152,771	174,641	0.41
Namecheap, Inc.	(4)(7)(10)	SOFR +	4.75%	8.39%	5/21/2026	5/21/2033	70,652		69,844	69,830	0.16
Nephele III, BV	(4)(5)(6)(7)(8)	E +	4.35%	6.64%	3/31/2025	1/14/2032	EUR	267	285	304	0.00

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
IT Services (continued)
Newfold Digital Holdings Group, Inc.	(10)	SOFR +	3.60%	7.21%	12/8/2025	4/30/2029		$30,804	$30,201	$24,951	0.06%
Newfold Digital Holdings Group, Inc.	(10)(17)	SOFR +	3.50%	7.21%	12/8/2025	4/30/2029		6,340	6,086	2,745	0.01
Newfold Digital Holdings Group, Inc.	(5)(10)	SOFR +	5.75%	9.36%	12/8/2025	4/30/2029		424	410	344	0.00
PPT Purchaser, LLC	(4)(7)(9)	SOFR +	4.50%	8.23%	12/9/2025	12/23/2032		577,449	576,010	575,894	1.35
PPT Purchaser, LLC	(4)(5)(7)(9)	SOFR +	4.50%	8.14%	12/22/2025	12/23/2032		8,273	7,880	8,061	0.02
Razor Holdco, LLC	(4)(10)	SOFR +	5.75%	9.52%	10/25/2021	10/25/2027		95,717	95,296	92,606	0.22
Red River Technology, LLC	(4)(5)(11)	SOFR +	6.00%	9.81%	5/26/2021	11/26/2028		144,018	143,640	129,976	0.30
Red River Technology, LLC	(4)(5)(11)	SOFR +	6.00%	9.81%	12/1/2025	11/26/2028		16,139	15,949	14,566	0.03
Redwood Services Group, LLC	(4)(10)	SOFR +	5.25%	8.99%	1/3/2025	6/15/2029		147,319	146,150	147,319	0.34
Redwood Services Group, LLC	(4)(10)	SOFR +	5.25%	8.99%	2/5/2024	6/15/2029		35,446	35,232	35,446	0.08
Redwood Services Group, LLC	(4)(5)(7)(10)	SOFR +	4.75%	8.49%	2/5/2024	6/15/2029		15,679	15,433	14,963	0.03
Smartronix, LLC	(8)	SOFR +	4.50%	8.14%	2/7/2025	2/6/2032		298,087	292,126	287,803	0.67
Smartronix, LLC	(4)(5)(7)(8)	SOFR +	3.50%	7.14%	2/7/2025	2/7/2030		1,368	1,146	468	0.00
Turing Holdco, Inc.	(4)(6)(8)	E +	6.00%	8.50% (incl. 2.50% PIK)	10/14/2021	10/14/2028	EUR	17,743	20,295	15,306	0.04
Turing Holdco, Inc.	(4)(6)(8)	E +	6.00%	8.50% (incl. 2.50% PIK)	10/14/2021	10/14/2028	EUR	6,618	7,542	5,709	0.01
Turing Holdco, Inc.	(4)(6)(8)	SOFR +	6.00%	10.24% (incl. 2.50% PIK)	10/14/2021	10/14/2028		6,883	7,066	5,196	0.01
Turing Holdco, Inc.	(4)(6)(8)	SOFR +	6.00%	10.23% (incl. 2.50% PIK)	10/14/2021	10/14/2028		13,755	13,633	10,385	0.02
Turing Holdco, Inc.	(4)(5)(6)(10)	S +	6.00%	10.00% (incl. 2.50% PIK)	5/3/2024	10/14/2028	GBP	24,293	30,129	24,329	0.06
Turing Holdco, Inc.	(4)(5)(6)(10)	SOFR +	6.00%	10.23% (incl. 2.50% PIK)	5/3/2024	10/14/2028		32,339	31,877	24,416	0.06
Virtusa Corp.	(10)	SOFR +	3.25%	6.89%	6/21/2024	2/15/2029		14,639	14,649	12,827	0.03
									3,460,730	3,358,766	7.83

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Life Sciences Tools & Services
Bidco Jupiter, Ltd.	(4)(5)(6)(9)	E +	6.75%	8.75% (incl. 6.75% PIK)	8/5/2022	8/27/2029	EUR	6,126	$6,119	$5,582	0.01%
Bidco Jupiter, Ltd.	(4)(6)(10)	SOFR +	6.75%	9.99% (incl. 6.75% PIK)	8/5/2022	8/27/2029		$91,212	90,019	72,969	0.17
Cambrex Corp.	(4)(10)	SOFR +	4.75%	8.39%	3/5/2025	3/5/2032		114,099	113,174	111,817	0.26
Cambrex Corp.	(4)(5)(7)(10)	SOFR +	4.75%	8.40%	3/5/2025	3/5/2032		4,290	4,168	3,989	0.01
Cambrex Corp.	(4)(5)(10)	SOFR +	4.75%	8.39%	3/5/2025	3/5/2032		17,073	16,934	16,731	0.04
Creek Parent, Inc.	(4)(7)(10)	SOFR +	5.00%	8.64%	12/17/2024	12/18/2031		131,680	129,618	129,709	0.30
Falcon Parent Holdings, Inc.	(4)(7)(10)	SOFR +	5.50%	9.15% (incl. 2.75% PIK)	11/6/2024	11/6/2031		162,607	161,270	158,448	0.37
Falcon Parent Holdings, Inc.	(4)(5)(7)(10)	SOFR +	5.00%	8.66%	11/6/2024	11/6/2031		4,218	4,042	3,835	0.01
Parexel International, Inc.	(9)	SOFR +	2.50%	6.14%	12/12/2025	12/12/2031		5,341	5,342	5,348	0.01
PAS Parent, Inc.	(4)(7)(10)	SOFR +	4.50%	8.14%	8/18/2025	8/18/2032		27,205	26,621	26,806	0.06
									557,307	535,234	1.24

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Machinery
Bidco 76 S.p.A.	(4)(6)(8)	E +	4.75%	6.87%	12/11/2024	12/10/2031	EUR	138,245	$143,304	$157,959	0.37%
Chart Industries, Inc.	(6)(9)	SOFR +	2.50%	6.18%	7/2/2024	3/15/2030		$4,713	4,713	4,719	0.01
Cielo Bidco, Ltd.	(4)(5)(6)(8)	S +	4.75%	8.48%	6/30/2025	3/31/2032	GBP	241	328	319	0.00
Cielo Bidco, Ltd.	(4)(5)(6)(8)	E +	4.75%	6.93%	6/30/2025	3/31/2032	EUR	86	101	99	0.00
Cielo Bidco, Ltd.	(4)(5)(6)(8)	SOFR +	4.75%	8.37%	6/30/2025	3/31/2032	1,238		1,228	1,238	0.00
Cielo Bidco, Ltd.	(4)(5)(6)(8)	SOFR +	4.75%	8.37%	6/30/2025	3/31/2032	595		589	595	0.00
Cielo Bidco, Ltd.	(4)(5)(6)(7)(8)	E +	4.75%	6.93%	6/30/2025	3/31/2032	EUR	37	43	42	0.00
Cielo Bidco, Ltd.	(4)(5)(6)(7)(8)	SOFR +	4.75%	8.37%	6/30/2025	3/31/2032	192		186	192	0.00
Hobbs & Associates, LLC	(8)	SOFR +	2.75%	6.39%	10/30/2025	7/23/2031	2,481		2,484	2,481	0.01
MHE Intermediate Holdings, LLC	(4)(7)(11)	SOFR +	6.00%	9.81%	7/21/2021	7/21/2027	6,040		5,270	5,150	0.01
MHE Intermediate Holdings, LLC	(4)(5)(11)	SOFR +	6.50%	10.31%	12/20/2022	7/21/2027	229		228	226	0.00
MHE Intermediate Holdings, LLC	(4)(5)(11)	SOFR +	6.25%	10.06%	8/30/2022	7/21/2027	228		227	226	0.00
Pro Mach Group, Inc.	(8)	SOFR +	2.50%	6.14%	6/3/2026	10/15/2032	5,970		5,979	5,982	0.01
TK Elevator U.S. Newco, Inc.	(6)(9)	SOFR +	2.75%	6.38%	3/14/2024	4/30/2030	17,234		17,234	17,329	0.04
									181,914	196,557	0.45
Marine Transportation
Armada Parent, Inc.	(4)(5)(7)(10)	SOFR +	4.75%	8.41%	10/29/2021	10/29/2030	11,166		11,001	11,166	0.03
Armada Parent, Inc.	(4)(10)	SOFR +	4.75%	8.41%	6/9/2025	10/29/2030	225,798		224,379	225,798	0.53
Kattegat Project Bidco, AB	(4)(6)(7)(8)	E +	5.50%	7.79%	3/20/2024	4/7/2031	EUR	51,768	55,128	58,989	0.14
Kattegat Project Bidco, AB	(4)(5)(6)(8)	SOFR +	5.50%	9.23%	3/20/2024	4/7/2031	4,522		4,445	4,522	0.01
									294,953	300,475	0.71
Media
ABG Intermediate Holdings 2, LLC	(8)	SOFR +	2.25%	5.89%	4/4/2025	2/13/2032	5,184		5,070	5,186	0.01
Bimini Group Purchaser, Inc.	(4)(10)	SOFR +	4.75%	8.42%	4/26/2024	4/25/2031	280,033		277,987	277,233	0.65
Bimini Group Purchaser, Inc.	(4)(5)(7)(10)	SOFR +	4.75%	8.36%	4/26/2024	4/25/2031	18,039		17,675	17,560	0.04
Bimini Group Purchaser, Inc.	(4)(10)	SOFR +	4.75%	8.40%	4/26/2024	4/26/2031	34,644		34,504	34,298	0.08
HMH Education, Inc.	(4)(5)(7)(8)	SOFR +	4.50%	8.25%	4/7/2022	4/7/2027	14,250		14,185	10,704	0.03
McGraw-Hill Education, Inc.	(9)	SOFR +	2.75%	6.39%	9/4/2025	8/6/2031	971		969	977	0.00
									350,390	345,958	0.81
Metals & Mining
SCIH Salt Holdings, Inc.	(10)	SOFR +	2.75%	6.35%	12/4/2025	1/31/2029	15,551		15,539	15,588	0.04
US Salt Investors, LLC	(4)(7)(10)	SOFR +	4.25%	7.98%	2/26/2026	2/26/2033	61,912		61,256	60,912	0.14
									76,795	76,500	0.18

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Oil, Gas & Consumable Fuels
Eagle Midstream Canada Finance, Inc.	(4)(6)(10)	SOFR +	5.25%	8.89%	8/30/2024	8/15/2028		$28,676	$28,562	$28,676	0.07%
Freeport LNG Investments, LLLP	(8)	SOFR +	3.25%	6.93%	1/29/2026	2/11/2033	4,000		3,986	4,013	0.01
KKR Alberta Midstream Finance, Inc.	(4)(6)(10)	SOFR +	5.25%	8.89%	8/30/2024	8/15/2028	15,599		15,514	15,599	0.04
									48,062	48,288	0.12
Paper & Forest Products
Profile Products, LLC	(4)(10)	SOFR +	5.50%	9.28%	11/12/2021	11/12/2027	61,627		61,381	61,164	0.14
Profile Products, LLC	(4)(5)(7)(10)	SOFR +	5.50%	9.28%	11/12/2021	11/12/2027	3,295		3,251	3,221	0.01
Profile Products, LLC	(4)(5)(7)(10)	P +	4.50%	11.25%	11/12/2021	11/12/2027	2,613		2,590	2,560	0.01
									67,222	66,945	0.16
Pharmaceuticals
Animal Wellness Investments S.p.A	(4)(6)(7)(8)	E +	5.25%	7.39%	1/15/2026	1/15/2033	EUR	67,805	77,092	75,799	0.18
Apple SG Bidco Pte. Ltd.	(4)(5)(6)(9)	BB +	4.75%	9.24%	5/28/2026	5/27/2033	AUD	448	278	269	0.00
Apple AU Finco Pty, Ltd.	(4)(5)(6)(7)(9)	BB +	4.75%	9.24%	5/28/2026	5/27/2033	AUD	118,788	84,242	81,421	0.19
Dechra Finance US, LLC	(6)(8)	SOFR +	2.75%	6.39%	2/6/2026	1/27/2032	4,950		4,986	4,967	0.01
Eden Acquisitionco, Ltd.	(4)(6)(7)(10)	SOFR +	5.00%	8.73%	11/2/2023	11/18/2030	110,903		109,044	110,880	0.26
Eden Acquisitionco, Ltd.	(4)(5)(6)(8)	E +	5.00%	7.29%	9/23/2025	11/18/2030	EUR	746	804	853	0.00
Elanco Animal Health, Inc.	(6)(8)	SOFR +	1.75%	5.37%	1/30/2025	10/31/2032	718		718	718	0.00
Galileo Pharma Bidco S.p.A	(4)(5)(6)(8)	E +	5.00%	7.22%	10/7/2025	10/7/2032	EUR	17,886	20,467	20,283	0.05
Gusto Sing Bidco Pte, Ltd.	(4)(5)(6)(7)(10)	BB +	4.75%	9.12%	11/15/2024	11/15/2031	AUD	1,000	647	689	0.00
Opal US, LLC	(6)(8)	SOFR +	2.50%	6.23%	6/9/2026	4/28/2032	31,780		31,645	31,797	0.07
Prestige Brands, Inc.	(6)(7)(8)	SOFR +	2.00%	5.62%	5/20/2026	6/13/2033	2,894		2,886	2,901	0.01
Rhea Parent, Inc.	(4)(7)(10)	SOFR +	5.00%	8.73%	12/20/2024	12/20/2030	263,524		261,428	257,964	0.60
									594,237	588,541	1.37
Professional Services
Accordion Partners, LLC	(4)(7)(10)	SOFR +	5.00%	8.67%	12/17/2025	11/17/2031	54,786		54,618	54,601	0.13
Accordion Partners, LLC	(4)(5)(7)(10)	SOFR +	5.00%	8.73%	12/17/2025	11/17/2031	10,784		10,657	10,671	0.02
AG Group Holdings, Inc.	(9)	SOFR +	4.25%	7.89%	12/29/2021	12/29/2028	5,565		5,553	5,052	0.01
ALKU, LLC	(4)(10)	SOFR +	6.25%	9.98%	5/23/2023	5/23/2029	54,020		53,383	52,940	0.12
ALKU, LLC	(4)(10)	SOFR +	5.50%	9.23%	2/21/2024	5/23/2029	4,888		4,834	4,704	0.01
Alpine Intel Intermediate 2, LLC	(4)(5)(7)(10)	SOFR +	4.50%	8.15%	8/28/2024	12/16/2027	3,145		3,034	2,933	0.01
Alpine Intel Intermediate 2, LLC	(4)(10)	SOFR +	4.50%	8.15%	12/16/2021	12/16/2027	43,771		43,558	43,552	0.10
Alpine Intel Intermediate 2, LLC	(4)(10)	SOFR +	4.50%	8.15%	12/16/2021	12/16/2027	67,322		66,994	66,985	0.16

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Professional Services (continued)
Apex Companies, LLC	(4)(11)	SOFR +	5.00%	8.67%	1/31/2023	1/31/2030		$1,950	$1,923	$1,950	0.00%
Apex Companies, LLC	(4)(11)	SOFR +	5.00%	8.67%	8/28/2024	1/31/2030		10,786	10,676	10,786	0.03
Apex Companies, LLC	(4)(5)(11)	SOFR +	5.00%	8.67%	8/28/2024	1/31/2030		8,233	7,855	8,233	0.02
Apex Companies, LLC	(4)(5)(7)(11)	SOFR +	5.00%	8.66%	10/24/2025	1/31/2030		7,717	7,684	7,717	0.02
Artisan Acquisitionco, Ltd.	(4)(6)(8)	SOFR +	4.50%	8.23%	9/23/2024	9/30/2031		447,361	440,651	441,769	1.03
Ascensus Group Holdings, Inc.	(9)	SOFR +	3.00%	6.64%	12/13/2024	11/25/2032		13,175	13,161	12,890	0.03
Baker Tilly Advisory Group, LP	(4)(10)	SOFR +	4.75%	8.39%	6/3/2024	6/3/2031		199,987	197,880	199,987	0.47
Baker Tilly Advisory Group, LP	(4)(7)(10)	SOFR +	4.25%	7.89%	6/3/2024	6/3/2031		318,140	315,016	318,140	0.74
Baker Tilly Advisory Group, LP	(4)(5)(10)	SOFR +	4.25%	7.90%	6/3/2024	6/3/2031		55,251	54,617	55,251	0.13
Cast & Crew Payroll, LLC	(9)(17)	SOFR +	3.75%	7.41%	12/30/2021	12/29/2028		11,392	11,151	4,471	0.01
CFGI Holdings, LLC	(4)(7)(10)	SOFR +	4.25%	7.89%	11/2/2021	11/2/2029		17,539	17,363	17,041	0.04
Chartwell Cumming Holding Corp.	(4)(7)(11)	SOFR +	4.75%	8.38%	6/16/2026	6/16/2033		354,010	351,617	353,313	0.83
Cisive Holdings Corp.	(4)(7)(11)	SOFR +	5.75%	9.48%	12/8/2021	12/6/2030		33,083	32,987	30,182	0.07
Clearview Buyer, Inc.	(4)(7)(10)	SOFR +	4.60%	8.33%	8/26/2021	8/31/2029		87,640	87,283	87,640	0.20
CRCI Longhorn Holdings, Inc.	(4)(7)(10)	SOFR +	4.75%	8.40%	8/27/2024	8/27/2031		63,183	62,636	63,036	0.15
CRCI Longhorn Holdings, Inc.	(4)(5)(7)(10)	SOFR +	4.75%	8.38%	8/27/2024	8/27/2031		7,309	7,221	7,309	0.02
Denali Intermediate Holdings, Inc.	(6)(10)	SOFR +	5.50%	9.15%	8/26/2025	8/26/2032		19,127	18,923	17,740	0.04
Denali Intermediate Holdings, Inc.	(4)(5)(6)(7)(10)	SOFR +	5.50%	9.12%	8/26/2025	8/26/2032		357	336	218	0.00
DTI Holdco, Inc.	(10)	SOFR +	4.00%	7.64%	2/12/2025	4/26/2029		13,207	13,207	12,071	0.03
DTI Holdco, Inc.	(4)(5)(7)(10)	SOFR +	4.00%	7.64%	2/12/2025	1/25/2029		2,800	2,704	924	0.00
East River Bidco, GmbH	(4)(6)(7)(8)	E +	5.25%	7.54%	3/26/2025	3/29/2032	EUR	97	103	111	0.00
Eliassen Group, LLC	(4)(10)	SOFR +	5.75%	9.48%	4/14/2022	4/14/2028		66,015	65,726	63,044	0.15
EP Purchaser, LLC	(9)	SOFR +	3.50%	7.28%	11/4/2021	11/6/2028		9,303	9,225	6,057	0.01
First Advantage Holdings, LLC	(8)	SOFR +	2.75%	6.48%	7/24/2025	10/31/2031		5,197	5,215	5,140	0.01
G&A Partners Holding Company II, LLC	(4)(10)	SOFR +	5.00%	8.67%	3/1/2024	3/3/2031		66,544	65,692	66,544	0.16
G&A Partners Holding Company II, LLC	(4)(10)	SOFR +	5.00%	8.67%	5/6/2025	3/3/2031		40,915	40,751	40,915	0.10
G&A Partners Holding Company II, LLC	(4)(5)(10)	SOFR +	5.00%	8.67%	5/6/2025	3/3/2031		9,408	9,371	9,408	0.02
G&A Partners Holding Company II, LLC	(4)(5)(7)(10)	SOFR +	5.00%	8.74%	5/6/2025	3/3/2030		658	577	658	0.00
Genuine Financial Holdings, LLC	(8)	SOFR +	3.25%	6.89%	2/5/2025	9/27/2030		8,835	8,855	8,578	0.02
Grant Thornton Advisors, LLC	(8)	SOFR +	2.75%	6.39%	8/22/2025	6/2/2031		11,404	11,399	10,880	0.03
Guidehouse, Inc.	(4)(10)	SOFR +	4.75%	8.39%	10/15/2021	12/16/2030		1,248,837	1,242,393	1,208,250	2.82
IG Investments Holdings, LLC	(4)(7)(10)	SOFR +	5.00%	8.66%	11/1/2024	9/22/2028		574,417	571,298	574,417	1.34
Inmar, Inc.	(8)	SOFR +	4.50%	8.23%	6/26/2025	10/30/2031		24,564	24,596	21,632	0.05

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Professional Services (continued)
King Bidco S.P.E.C.	(4)(5)(6)(8)	E +	5.25%	7.54%	6/26/2025	6/26/2032	EUR	175	$200	$196	0.00%
King Bidco S.P.E.C.	(4)(5)(6)(8)	E +	5.25%	7.54%	6/26/2025	6/26/2032	EUR	75	87	84	0.00
KStone Buyer, Inc.	(4)(7)(10)	SOFR +	4.25%	7.93%	1/2/2026	1/2/2032		$81,403	80,356	80,263	0.19
Kwor Acquisition, Inc.	(4)(5)(7)(11)	SOFR +	6.25%	9.92% (incl. 5.25% PIK)	2/28/2025	2/28/2030		2,260	2,197	2,253	0.01
Lereta, LLC	(10)	SOFR +	5.25%	9.01%	7/30/2021	7/30/2028		28,411	28,327	26,849	0.06
Mantech International, CP	(4)(7)(10)	SOFR +	4.50%	8.16%	12/1/2025	9/14/2029		881,507	873,669	866,610	2.03
Mantech International, CP	(4)(5)(10)	SOFR +	4.50%	8.16%	12/1/2025	9/14/2029		12,335	12,228	12,150	0.03
Mercury Bidco Globe, Limited	(4)(6)(8)	S +	6.25%	9.99%	1/18/2024	1/31/2031	GBP	92,467	115,933	122,653	0.29
Mercury Bidco Globe, Limited	(4)(5)(6)(9)	SOFR +	6.25%	9.91%	1/30/2024	1/31/2031		7,655	7,238	7,655	0.02
Minotaur Acquisition, Inc.	(4)(7)(11)	SOFR +	5.00%	8.64%	5/10/2024	5/10/2030		112,558	110,957	111,946	0.26
Minotaur Acquisition, Inc.	(4)(5)(11)	SOFR +	5.00%	8.64%	5/10/2024	5/10/2030		16,475	16,260	16,393	0.04
MPG Parent Holdings, LLC	(4)(11)	SOFR +	5.00%	8.69%	1/8/2024	1/8/2030		17,846	17,635	17,846	0.04
MPG Parent Holdings, LLC	(4)(7)(11)	SOFR +	5.00%	8.72%	1/8/2024	1/8/2030		6,057	5,945	6,057	0.01
NDT Global Holding, Inc.	(4)(6)(7)(9)	SOFR +	4.50%	8.14%	6/3/2025	6/4/2032		54,235	53,642	53,477	0.13
Oxford Global Resources, Inc.	(4)(11)	SOFR +	6.00%	9.82%	8/17/2021	8/17/2027		91,437	91,093	91,437	0.21
Oxford Global Resources, Inc.	(4)(5)(7)(11)	SOFR +	6.00%	9.74%	8/17/2021	8/17/2027		8,594	8,535	8,594	0.02
Oxford Global Resources, Inc.	(4)(11)	SOFR +	6.00%	10.21%	6/6/2024	8/17/2027		9,775	9,706	9,775	0.02
Pavion Corp.	(4)(10)	SOFR +	6.00%	9.66%	10/30/2023	10/30/2030		114,402	113,000	114,402	0.27
Pavion Corp.	(4)(10)	SOFR +	5.75%	9.42%	10/30/2023	10/30/2030		24,120	23,847	24,120	0.06
Petrus Buyer, Inc.	(4)(10)	SOFR +	4.50%	8.18%	10/17/2022	10/17/2029		46,140	45,488	46,140	0.11
Petrus Buyer, Inc.	(4)(10)	SOFR +	4.50%	8.14%	2/26/2025	10/17/2029		12,128	12,090	12,128	0.03
Petrus Buyer, Inc.	(4)(5)(7)(10)	SOFR +	4.50%	8.17%	2/26/2025	10/17/2029		3,688	3,615	3,688	0.01
Plano HoldCo, Inc.	(8)	SOFR +	3.50%	7.23%	12/11/2024	10/1/2031		988	1,002	780	0.00
Ryan, LLC	(9)	SOFR +	3.50%	7.14%	1/29/2026	11/5/2032		6,983	6,963	6,939	0.02
Sedgwick Claims Management Services, Inc.	(8)	SOFR +	2.50%	6.14%	2/24/2023	7/31/2031		9,561	9,536	9,457	0.02
STV Group, Inc.	(4)(7)(10)	SOFR +	4.75%	8.39%	3/20/2024	3/20/2031		57,516	56,595	56,996	0.13
Teneo Holdings, LLC	(4)(9)	SOFR +	4.75%	8.39%	7/31/2025	7/29/2032		635,821	630,297	635,821	1.49
Teneo Holdings, LLC	(4)(5)(7)(9)	SOFR +	4.75%	8.39%	7/31/2025	7/29/2032		23,554	22,693	23,554	0.06
The North Highland Co, LLC	(4)(10)	SOFR +	4.75%	8.39%	12/20/2024	12/22/2031		90,955	90,248	89,363	0.21
The North Highland Co, LLC	(4)(5)(7)(10)	SOFR +	4.75%	8.39%	12/20/2024	12/20/2030		3,043	2,715	2,422	0.01
Thevelia US, LLC	(6)(9)	SOFR +	3.00%	6.73%	7/29/2024	6/18/2029		18,055	18,055	17,581	0.04

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Professional Services (continued)
Trinity Air Consultants Holdings Corp.	(4)(10)	SOFR +	4.25%	8.01%	6/29/2021	6/29/2029		$43,025	$42,889	$43,025	0.10%
Trinity Air Consultants Holdings Corp.	(4)(7)(10)	SOFR +	4.25%	8.01%	6/29/2021	6/29/2029	77,735		76,919	77,414	0.18
Trinity Air Consultants Holdings Corp.	(4)(10)	SOFR +	4.25%	8.03%	10/17/2025	6/29/2029	188,629		187,099	188,629	0.44
Trinity Partners Holdings, LLC	(4)(7)(10)(18)	SOFR +	5.24%	8.98%	12/21/2021	12/31/2030	414,899		411,799	404,286	0.95
TTF Lower Intermediate, LLC	(7)(8)	SOFR +	3.75%	7.38%	7/18/2024	7/18/2031	28,070		26,419	20,336	0.05
Victors CCC Buyer, LLC	(4)(7)(10)	SOFR +	4.50%	8.17%	6/1/2022	6/1/2029	148,777		147,365	148,709	0.35
Victors CCC Buyer, LLC	(4)(10)	SOFR +	4.50%	8.17%	3/2/2026	6/1/2029	40,764		40,398	40,764	0.10
Victors CCC Buyer, LLC	(4)(10)	SOFR +	4.50%	8.17%	2/2/2026	6/1/2029	16,408		16,264	16,408	0.04
West Monroe Partners, LLC	(4)(10)	SOFR +	4.75%	8.42%	11/9/2021	11/8/2028	704,173		699,591	700,653	1.64
West Monroe Partners, LLC	(4)(7)(10)	SOFR +	4.75%	8.42%	12/18/2024	11/8/2028	24,071		23,588	22,537	0.05
West Monroe Partners, LLC	(4)(5)(10)	SOFR +	4.75%	8.42%	9/15/2025	11/8/2028	990		983	985	0.00
Woolpert Holdings, Inc.	(4)(5)(7)(11)	SOFR +	5.00%	8.73%	6/30/2026	4/5/2032	11,250		11,138	11,250	0.03
YA Intermediate Holdings II, LLC	(4)(10)	SOFR +	5.00%	8.73%	10/1/2024	10/1/2031	43,640		43,357	43,312	0.10
YA Intermediate Holdings II, LLC	(4)(5)(7)(10)	SOFR +	5.00%	8.71%	10/1/2024	10/1/2031	11,041		10,886	10,830	0.03
									8,161,570	8,114,507	19.01
Real Estate Management & Development
Castle Management Borrower, LLC	(4)(7)(11)	SOFR +	5.50%	9.23%	11/3/2023	11/5/2029	32,500		32,055	32,298	0.08
Castle Management Borrower, LLC	(4)(5)(7)(11)	SOFR +	5.50%	9.15%	11/3/2023	11/5/2029	417		370	417	0.00
Community Management Holdings Midco 2, LLC	(4)(10)	SOFR +	5.00%	8.66%	11/1/2024	11/3/2031	54,777		54,151	54,504	0.13
Community Management Holdings Midco 2, LLC	(4)(5)(7)(10)	SOFR +	5.00%	8.68%	11/1/2024	11/3/2031	42,418		41,944	42,187	0.10
Community Management Holdings Midco 2, LLC	(4)(5)(10)	SOFR +	5.00%	8.74%	7/8/2025	11/3/2031	31,457		31,186	31,299	0.07
Cushman & Wakefield US Borrower, LLC	(6)(9)	SOFR +	2.50%	6.14%	9/26/2025	1/31/2030	6,299		6,299	6,311	0.01
Neptune BidCo, SAS	(4)(5)(6)(8)	E +	5.25%	7.40%	3/28/2024	4/1/2031	EUR	8,395	8,933	9,593	0.02
Odevo, AB	(4)(5)(6)(8)	ST +	5.25%	7.35%	10/31/2024	12/31/2030	SEK	573,028	51,795	59,097	0.14
Odevo, AB	(4)(5)(6)(8)	E +	5.25%	7.40%	10/31/2024	12/31/2030	EUR	1,177	1,228	1,345	0.00
Odevo, AB	(4)(5)(6)(8)	S +	5.25%	8.98%	10/31/2024	12/31/2030	GBP	26,751	33,767	35,484	0.08
Odevo, AB	(4)(6)(8)	SOFR +	5.25%	8.92%	10/31/2024	12/31/2030	136,798		136,289	136,798	0.32
Odevo, AB	(4)(6)(8)	E +	5.25%	7.40%	11/28/2024	12/31/2030	EUR	105,092	109,637	120,078	0.28
Odevo, AB	(4)(6)(8)	SOFR +	5.25%	8.92%	6/30/2025	12/31/2030	61,545		59,585	61,545	0.14
Odevo, AB	(4)(5)(6)(8)	S +	5.25%	8.98%	9/12/2025	12/31/2030	GBP	22,220	26,980	29,474	0.07
Phoenix Strategy S.à r.l.	(4)(6)(8)	S +	2.75%	6.48%	10/2/2024	10/2/2028	GBP	53,099	69,894	70,433	0.16
Phoenix Strategy S.à r.l.	(4)(6)(8)	E +	2.75%	4.98%	10/2/2024	10/2/2028	EUR	50,089	53,837	57,231	0.13
Phoenix Strategy S.à r.l.	(4)(6)(8)	E +	2.75%	4.98%	10/2/2024	10/2/2028	EUR	140,261	153,725	160,262	0.37
									871,675	908,356	2.10

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Software
Abacus Holdco 2, Oy	(4)(5)(6)(7)(8)	E +	4.75%	6.95%	10/11/2024	10/10/2031	EUR	856	$927	$978	0.00%
Acumatica Holdings, Inc.	(4)(7)(10)	SOFR +	4.50%	8.23%	7/28/2025	7/28/2032		$63,387	62,745	61,855	0.14
AI Titan Parent, Inc.	(4)(7)(10)	SOFR +	4.50%	8.14%	8/29/2024	8/29/2031		115,237	114,222	113,776	0.27
Analytic Partners, LP	(4)(7)(10)	SOFR +	4.25%	7.89%	4/4/2022	4/4/2030		20,924	20,716	20,408	0.05
Analytic Partners, LP	(4)(10)	SOFR +	4.25%	7.89%	12/17/2024	4/4/2030		11,884	11,821	11,647	0.03
Anaplan, Inc.	(4)(7)(10)	SOFR +	4.50%	8.17%	5/20/2025	6/21/2029		623,900	619,092	613,582	1.43
Aptean, Inc.	(4)(10)	SOFR +	4.75%	8.42%	1/29/2024	1/30/2031		72,186	71,896	71,464	0.17
Aptean, Inc.	(4)(5)(7)(10)	SOFR +	3.75%	10.50%	1/29/2024	1/30/2031		1,073	1,030	1,026	0.00
Armstrong Bidco, Limited	(4)(6)(8)	S +	5.25%	8.98%	6/2/2022	6/28/2029	GBP	478,945	577,588	616,237	1.44
Arnhem BidCo, GmbH	(4)(6)(7)(8)	E +	4.50%	6.79%	9/18/2024	9/30/2031	EUR	243,252	267,673	277,940	0.65
Articulate Global, LLC	(4)(7)(9)	SOFR +	4.00%	7.73%	10/24/2025	10/24/2032		52,457	52,193	52,296	0.12
AuditBoard, Inc.	(4)(10)	SOFR +	4.50%	8.23%	7/12/2024	7/14/2031		80,730	80,150	79,923	0.19
AuditBoard, Inc.	(4)(10)	SOFR +	4.50%	8.23%	7/12/2024	7/12/2031		38,443	38,166	38,058	0.09
AuditBoard, Inc.	(4)(7)(10)	SOFR +	4.50%	8.23%	12/10/2025	7/14/2031		15,377	15,163	15,070	0.04
Azurite Intermediate Holdings, Inc.	(4)(7)(10)	SOFR +	6.00%	9.64%	3/19/2024	3/19/2031		61,406	60,717	58,667	0.14
Banyan Software Holdings, LLC	(4)(11)	SOFR +	5.50%	9.14%	1/2/2025	1/2/2031		53,447	53,045	52,779	0.12
Banyan Software Holdings, LLC	(4)(5)(11)	SOFR +	5.50%	9.14%	1/2/2025	1/2/2031		28,669	28,454	28,311	0.07
Banyan Software Holdings, LLC	(4)(5)(7)(11)	SOFR +	5.25%	9.14%	10/7/2025	1/2/2031		23,363	23,263	21,870	0.05
Banyan Software Holdings, LLC	(4)(5)(11)	SOFR +	5.50%	9.14%	1/2/2025	1/2/2031		10,122	10,042	9,995	0.02
Banyan Software Holdings, LLC	(4)(5)(7)(11)	SOFR +	5.50%	9.14%	10/7/2025	1/2/2031		1,067	1,023	995	0.00
Bayshore Intermediate #2, LP	(4)(10)	SOFR +	5.50%	9.17% (incl. 3.00% PIK)	9/19/2025	10/2/2028		331,511	331,266	323,223	0.76
Bayshore Intermediate #2, LP	(4)(5)(7)(10)	SOFR +	5.00%	8.70%	11/8/2024	10/1/2027		13,242	13,188	12,564	0.03
Bending Spoons US, Inc.	(6)(11)	SOFR +	5.88%	9.49%	2/19/2025	3/7/2031		4,791	4,688	4,729	0.01
BlueCat Networks USA, Inc.	(4)(10)	SOFR +	5.50%	9.16%	8/8/2022	8/8/2028		69,466	68,996	69,466	0.16
BlueCat Networks USA, Inc.	(4)(10)	SOFR +	5.50%	9.16%	8/8/2022	8/8/2028		12,260	12,178	12,260	0.03
BlueCat Networks USA, Inc.	(4)(10)	SOFR +	5.50%	9.16%	8/8/2022	8/8/2028		8,430	8,381	8,430	0.02
BlueCat Networks USA, Inc.	(4)(10)	SOFR +	5.50%	9.16%	10/25/2024	8/8/2028		56,404	55,939	56,404	0.13
Bluefin Holding, LLC	(4)(7)(11)	SOFR +	4.25%	7.91%	9/12/2023	9/12/2029		90,693	89,856	90,693	0.21
Boxer Parent Company, Inc.	(8)	SOFR +	2.75%	6.42%	1/24/2025	7/30/2031		7,124	7,124	6,439	0.02
Brave Parent Holdings, Inc.	(4)(7)(9)	SOFR +	4.50%	8.14%	10/17/2025	11/28/2030		492,682	489,232	481,596	1.13
Brave Parent Holdings, Inc.	(4)(9)	SOFR +	4.50%	8.14%	10/17/2025	11/28/2030		262,279	261,148	256,377	0.60
Businessolver.com, Inc.	(4)(7)(10)	SOFR +	4.50%	8.23%	12/3/2025	12/3/2032		28,986	28,586	28,634	0.07

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Software (continued)
Caribou Bidco, Ltd.	(4)(6)(8)	S +	5.00%	8.73%	7/2/2024	2/2/2029	GBP	221,441	$282,103	$286,387	0.67%
Cloud Software Group, Inc.	(8)	SOFR +	3.25%	6.98%	8/7/2025	3/21/2031		$2,970	2,958	2,614	0.01
Cloudera, Inc.	(9)	SOFR +	3.75%	7.49%	10/8/2021	10/8/2028		21,440	21,378	16,735	0.04
Confine Visual Bidco	(4)(6)(8)	SOFR +	5.75%	9.37%	2/23/2022	2/23/2029		257,960	255,050	218,621	0.51
Confine Visual Bidco	(4)(6)(8)	SOFR +	5.75%	9.37%	3/11/2022	2/23/2029		6,159	6,086	5,219	0.01
Confluence Technologies, Inc.	(4)(5)(9)	SOFR +	5.00%	8.65%	2/14/2025	7/30/2028		19,938	19,565	19,340	0.05
Conga Corp.	(10)	SOFR +	3.50%	7.16%	8/8/2024	5/8/2028		11,307	11,307	9,649	0.02
Connatix Buyer, Inc.	(4)(10)	SOFR +	5.50%	9.44%	7/14/2021	7/14/2027		105,064	104,702	91,406	0.21
Connatix Buyer, Inc.	(4)(5)(7)(10)	SOFR +	5.50%	9.44%	7/14/2021	7/14/2027		11,732	11,675	9,613	0.02
Connatix Buyer, Inc.	(4)(5)(10)	SOFR +	5.50%	9.44%	10/9/2024	7/14/2027		5,169	5,131	4,497	0.01
CJX Borrower, LLC	(4)(5)(7)(10)	SOFR +	5.50%	9.44%	10/9/2024	7/14/2027		3,865	3,747	3,261	0.01
Cornerstone OnDemand, Inc.	(9)	SOFR +	3.75%	7.51%	10/15/2021	10/16/2028		17,781	17,756	11,406	0.03
Cornerstone OnDemand, Inc.	(4)(11)	SOFR +	6.00%	9.64%	9/7/2023	10/16/2028		33,950	33,483	23,510	0.05
Coupa Software, Inc.	(4)(6)(10)	SOFR +	5.25%	8.91%	2/27/2023	2/27/2030		1,799	1,776	1,763	0.00
Coupa Software, Inc.	(4)(5)(6)(10)	SOFR +	5.25%	8.90%	2/27/2023	2/27/2030		164	162	161	0.00
Coupa Software, Inc.	(4)(5)(6)(7)(10)	SOFR +	5.25%	8.90%	2/27/2023	2/27/2029		84	82	81	0.00
Crewline Buyer, Inc.	(4)(7)(11)	SOFR +	6.75%	10.41%	11/8/2023	11/8/2030		122,658	120,548	118,608	0.28
Databricks, Inc.	(4)(7)(8)	SOFR +	4.50%	8.11%	1/3/2025	1/3/2031		460,000	458,226	460,000	1.08
Delta Topco, Inc.	(8)	SOFR +	2.75%	6.40%	5/1/2024	11/30/2029		31,636	31,623	30,010	0.07
Denali Bidco, Ltd.	(4)(6)(7)(8)	S +	4.75%	8.48%	9/5/2025	9/5/2031	GBP	19,440	24,597	25,524	0.06
Denali Bidco, Ltd.	(4)(5)(6)(8)	E +	4.75%	7.04%	9/5/2025	9/5/2031	EUR	21,288	23,851	24,080	0.06
Diligent Corp.	(4)(7)(10)	SOFR +	5.00%	8.67%	4/30/2024	8/2/2030		186,626	185,839	181,456	0.42
Diligent Corp.	(4)(10)	SOFR +	8.42%	12.09% PIK	4/30/2024	8/2/2030		29,736	29,628	28,993	0.07
Discovery Education, Inc.	(4)(10)	SOFR +	6.75%	10.49% (incl. 5.74% PIK)	4/7/2022	4/9/2029		630,601	626,989	474,527	1.11
Discovery Education, Inc.	(4)(5)(7)(10)	SOFR +	5.75%	9.52%	4/7/2022	4/9/2029		46,313	45,897	33,309	0.08
Discovery Education, Inc.	(4)(10)	SOFR +	6.75%	10.39% (incl. 5.69% PIK)	10/3/2023	4/9/2029		70,929	70,489	53,374	0.12
Doit International, Ltd.	(4)(7)(11)	SOFR +	4.50%	8.14%	11/25/2024	11/26/2029		65,868	64,620	65,367	0.15
Dropbox, Inc.	(4)(6)(10)(18)	SOFR +	4.92%	8.66%	12/11/2024	12/11/2029		1,158,378	1,149,903	1,146,794	2.68
Dropbox, Inc.	(4)(6)(10)(18)	SOFR +	4.92%	8.66%	9/9/2025	9/9/2030		452,914	449,917	448,385	1.05
Eagan Parent, Inc.	(4)(5)(7)(9)	SOFR +	4.25%	7.90%	9/6/2025	9/8/2032		21,244	21,126	20,845	0.05
Edison Bidco, AS	(4)(5)(6)(7)(8)	E +	4.75%	6.96%	12/18/2024	11/29/2031	EUR	245	251	280	0.00

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Software (continued)
Elements Finco, Ltd.	(4)(6)(8)	S +	5.50%	9.23% (incl. 2.50% PIK)	3/27/2024	4/29/2031	GBP	70,119	$87,272	$92,080	0.22%
Elements Finco, Ltd.	(4)(5)(6)(8)	SOFR +	5.25%	8.89% (incl. 2.25% PIK)	3/27/2024	4/29/2031		$21,876	21,704	21,602	0.05
Elements Finco, Ltd.	(4)(5)(6)(8)	SOFR +	5.00%	8.64%	4/30/2024	4/29/2031	17,609		17,537	17,389	0.04
Elements Finco, Ltd.	(4)(5)(6)(8)	S +	5.25%	8.98% (incl. 2.25% PIK)	11/29/2024	4/29/2031	GBP	12,886	16,029	16,878	0.04
Elements Finco, Ltd.	(4)(5)(6)(8)	S +	5.50%	9.23% (incl. 2.50% PIK)	3/27/2024	4/29/2031	GBP	31,433	39,122	41,277	0.10
Epicor Software Corp.	(10)	SOFR +	2.75%	6.39%	5/30/2024	5/30/2031	912		909	874	0.00
Everbridge Holdings, LLC	(4)(6)(10)	SOFR +	5.00%	8.68%	7/2/2024	7/2/2031	34,293		34,170	34,293	0.08
Everbridge Holdings, LLC	(4)(5)(6)(7)(10)	SOFR +	5.00%	8.68%	7/2/2024	7/2/2031	3,361		3,327	3,361	0.01
Experity, Inc.	(4)(10)	SOFR +	5.00%	8.73% (incl. 2.25% PIK)	7/21/2021	2/22/2030	111,323		110,403	109,653	0.26
Experity, Inc.	(4)(7)(10)	SOFR +	5.00%	8.73% (incl. 2.25% PIK)	2/24/2022	2/22/2030	35,903		35,441	35,097	0.08
Experity, Inc.	(4)(5)(7)(10)	SOFR +	5.00%	8.49% (incl. 2.25% PIK)	2/24/2022	2/22/2030	7,706		7,572	7,104	0.02
Flash Charm, Inc.	(5)(10)	SOFR +	3.50%	7.16%	6/11/2024	3/2/2028	5,678		5,678	4,433	0.01
Flexera Software, LLC	(4)(7)(9)	SOFR +	4.50%	8.15%	8/15/2025	8/16/2032	187,380		186,941	181,725	0.42
Flexera Software, LLC	(4)(9)	E +	4.50%	6.71%	8/15/2025	8/16/2032	EUR	56,550	66,027	62,675	0.15
Forterro Group, AB	(4)(6)(8)	ST +	4.75%	6.83%	4/14/2022	7/9/2029	SEK	115,366	10,829	11,898	0.03
Forterro Group, AB	(4)(6)(8)	SA +	4.75%	4.75%	4/14/2022	7/9/2029	CHF	10,860	11,070	13,440	0.03
Forterro Group, AB	(4)(5)(6)(8)	SA +	4.75%	4.75%	7/28/2022	7/9/2029	CHF	3,544	3,598	4,386	0.01
Forterro Group, AB	(4)(6)(8)	E +	4.75%	6.86%	4/14/2022	7/9/2029	EUR	32,512	32,772	37,148	0.09
Forterro Group, AB	(4)(5)(6)(8)	E +	4.75%	6.86%	4/14/2022	7/9/2029	EUR	9,018	9,193	10,304	0.02
Forterro Group, AB	(4)(5)(6)(10)	S +	4.75%	8.47%	7/28/2022	7/9/2029	GBP	12,762	15,264	16,928	0.04
Forterro Group, AB	(4)(5)(6)(8)	E +	4.75%	6.86%	2/27/2025	7/9/2029	EUR	31,908	33,061	36,458	0.09
Gen Digital, Inc.	(6)(9)	SOFR +	1.75%	5.39%	6/5/2024	9/12/2029	3,299		3,290	3,265	0.01
Genesys Cloud Services, Inc.	(8)	SOFR +	2.50%	6.14%	4/3/2025	1/30/2032	2,772		2,726	2,661	0.01
Gigamon, Inc.	(4)(10)	SOFR +	5.75%	9.58%	3/11/2022	3/9/2029	416,185		412,985	405,781	0.95
Gigamon, Inc.	(4)(5)(7)(10)	SOFR +	5.75%	9.58%	3/11/2022	3/10/2028	12,887		12,814	12,243	0.03

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Software (continued)
Granicus, Inc.	(4)(10)	SOFR +	5.75%	9.41% (incl. 2.25% PIK)	1/17/2024	1/17/2031		$31,200	$31,011	$31,200	0.07%
Granicus, Inc.	(4)(5)(7)(10)	SOFR +	5.25%	8.91% (incl. 2.25% PIK)	1/17/2024	1/17/2031		9,149	9,114	9,074	0.02
Granicus, Inc.	(4)(5)(7)(10)	P +	5.25%	11.00%	1/17/2024	1/17/2031		343	315	343	0.00
GS Acquisitionco, Inc.	(4)(11)	SOFR +	5.25%	8.98%	3/26/2024	5/25/2028		11,807	11,783	10,479	0.02
GS Acquisitionco, Inc.	(4)(5)(7)(10)	SOFR +	5.25%	8.98%	3/26/2024	5/25/2028		6,685	6,665	5,924	0.01
Homecare Software Solutions, LLC	(4)(10)	SOFR +	5.25%	8.89%	6/14/2024	6/16/2031		80,114	79,566	78,512	0.18
Homecare Software Solutions, LLC	(4)(10)	SOFR +	5.25%	8.89%	6/14/2024	6/16/2031		31,288	31,075	30,662	0.07
Homecare Software Solutions, LLC	(4)(10)	SOFR +	5.25%	8.89%	9/26/2024	6/16/2031		37,011	36,749	36,270	0.08
Icefall Parent, Inc.	(4)(7)(11)	SOFR +	4.50%	8.23%	1/26/2024	1/25/2030		87,841	86,886	87,841	0.21
INK BC Bidco S.p.A.	(4)(6)(8)	E +	5.00%	7.14%	7/17/2025	7/16/2032	EUR	110,134	125,444	123,952	0.29
INK BC Bidco S.p.A.	(4)(6)(7)(8)	E +	5.00%	7.14%	7/17/2025	7/16/2032	EUR	7,387	8,348	8,127	0.02
IQN Holding Corp.	(4)(10)	SOFR +	5.25%	8.98%	5/2/2022	5/2/2029		46,686	46,511	45,752	0.11
IQN Holding Corp.	(4)(5)(7)(10)	SOFR +	5.25%	8.99%	5/2/2022	5/2/2028		3,326	3,309	3,215	0.01
IQN Holding Corp.	(4)(10)	SOFR +	5.25%	8.98%	5/16/2025	5/2/2029		5,801	5,801	5,685	0.01
IRI Group Holdings, Inc.	(4)(7)(10)	SOFR +	4.25%	7.89%	4/9/2025	12/3/2029		1,588,162	1,572,662	1,588,162	3.71
Javelin Buyer, Inc.	(6)(8)	SOFR +	2.75%	6.41%	7/24/2025	12/5/2031		1,975	1,985	1,859	0.00
Jeppesen Holdings, LLC	(4)(7)(9)	SOFR +	4.75%	8.41%	10/31/2025	11/1/2032		327,865	325,479	324,459	0.76
JS Parent, Inc.	(4)(7)(10)	SOFR +	4.75%	8.41%	4/24/2024	4/24/2031		79,997	79,695	79,958	0.19
Kaseya, Inc.	(7)(8)	SOFR +	3.25%	6.91%	3/20/2025	3/22/2032		36,744	36,292	22,036	0.05
KnowBe4, Inc.	(8)	SOFR +	3.75%	7.41%	7/22/2025	7/23/2032		5,473	5,461	4,296	0.01
LD Lower Holdings, Inc.	(4)(5)(11)	SOFR +	7.50%	11.33%	2/8/2021	8/9/2027		105,590	105,590	92,391	0.22
Lobos Parent, Inc.	(4)(5)(7)(9)	SOFR +	4.25%	7.98%	9/26/2025	9/26/2032		45,743	45,398	45,001	0.11
Lobos Parent, Inc.	(4)(5)(7)(9)	SOFR +	4.25%	7.99%	9/26/2025	9/26/2031		777	743	699	0.00
LogicMonitor, Inc.	(4)(7)(10)	SOFR +	5.50%	9.16%	11/15/2024	11/19/2031		122,899	121,466	119,892	0.28
Magenta Security Holdings, LLC	(5)(10)(18)	SOFR +	6.75%	10.67%	8/14/2024	7/27/2028		17,298	16,844	11,692	0.03
Magnesium BorrowerCo, Inc.	(4)(10)	S +	4.50%	8.23%	5/19/2022	5/18/2029	GBP	99,533	123,134	132,026	0.31
Magnesium BorrowerCo, Inc.	(4)(10)	SOFR +	4.50%	8.14%	5/19/2022	5/18/2029		1,029,723	1,018,877	1,029,723	2.41
Magnesium BorrowerCo, Inc.	(4)(10)	SOFR +	4.50%	8.14%	3/21/2024	5/18/2029		28,823	28,625	28,823	0.07
Mandolin Technology Intermediate Holdings, Inc.	(4)(9)	SOFR +	3.75%	7.63%	7/30/2021	7/31/2028		74,776	74,442	63,186	0.15
Mandolin Technology Intermediate Holdings, Inc.	(4)(9)	SOFR +	6.25%	10.13%	6/9/2023	7/31/2028		61,110	60,360	54,999	0.13
Mandolin Technology Intermediate Holdings, Inc.	(4)(5)(7)(8)	SOFR +	3.75%	7.49%	2/14/2025	4/30/2028		1,767	1,751	1,227	0.00
Maverick Bidco, Inc.	(4)(7)(10)	SOFR +	4.75%	8.42%	12/2/2025	12/2/2031		339,214	337,992	336,585	0.79
Medallia, Inc.	(4)(5)(10)(17)	SOFR +	6.00%	9.97%	10/28/2021	10/29/2028		897,116	869,650	444,072	1.04
Medallia, Inc.	(4)(5)(10)(17)	SOFR +	6.00%	9.97%	8/16/2022	10/29/2028		221,271	214,379	109,529	0.26

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Software (continued)
Mitnick Purchaser, Inc.	(5)(9)(17)(18)	SOFR +	4.75%	8.51%	5/2/2022	5/2/2029		$11,438	$11,148	$4,145	0.01%
ML Holdco, LLC	(4)(7)(8)	SOFR +	4.25%	8.17%	10/24/2025	10/24/2032	67,867		67,521	67,823	0.16
MRI Software, LLC	(4)(11)	SOFR +	4.75%	8.48%	1/7/2021	2/10/2028	203,521		202,790	199,705	0.47
MRI Software, LLC	(4)(7)(11)	SOFR +	4.75%	8.48%	8/27/2024	2/10/2028	30,499		30,321	28,590	0.07
MRI Software, LLC	(4)(11)	SOFR +	4.75%	8.48%	1/7/2021	2/10/2028	34,185		34,189	33,544	0.08
MRI Software, LLC	(4)(5)(7)(11)	SOFR +	4.75%	8.48%	10/2/2025	2/10/2028	7,841		7,807	7,575	0.02
NAVEX TopCo, Inc.	(4)(7)(10)	SOFR +	5.00%	8.64%	10/14/2025	10/14/2032	221,611		219,321	219,039	0.51
Nintex Topco, Limited	(4)(6)(10)	SOFR +	6.00%	9.88%	11/12/2021	11/13/2028	677,707		673,250	532,000	1.24
Noble Midco 3, Ltd.	(4)(5)(6)(10)	SOFR +	5.25%	9.08% (incl. 2.97% PIK)	6/10/2024	6/7/2031	39,475		39,198	39,475	0.09
Noble Midco 3, Ltd.	(4)(5)(6)(7)(10)	SOFR +	5.25%	8.98%	6/10/2024	12/30/2030	904		831	859	0.00
OEConnection, LLC	(4)(7)(9)	SOFR +	4.50%	8.14%	12/23/2025	12/23/2032	31,437		31,227	31,210	0.07
OMEGA II AB	(4)(5)(6)(7)(8)	ST +	4.25%	6.27%	6/11/2025	6/17/2032	SEK	525,846	54,464	54,059	0.13
Onward Acquireco, Inc.	(4)(7)(10)	SOFR +	5.05%	8.69% (incl. 2.68% PIK)	3/31/2026	4/1/2033	132,196		130,872	129,165	0.30
Optimizely North America, Inc.	(4)(5)(10)	S +	6.00%	9.73% (incl. 2.50% PIK)	10/30/2024	10/30/2031	GBP	2,118	2,726	2,711	0.01
Optimizely North America, Inc.	(4)(5)(10)	E +	5.75%	7.96% (incl. 2.50% PIK)	10/30/2024	10/30/2031	EUR	7,059	7,610	7,783	0.02
Optimizely North America, Inc.	(4)(5)(7)(10)	SOFR +	5.50%	9.12% (incl. 2.50% PIK)	10/30/2024	10/30/2031	20,117		19,942	19,383	0.05
Optus 1011, GmbH	(4)(5)(6)(8)	E +	4.50%	6.79%	3/7/2025	3/24/2032	EUR	89,943	95,661	101,741	0.24
Optus 1011, GmbH	(4)(5)(6)(8)	E +	4.50%	6.79%	10/24/2025	3/24/2032	EUR	13,798	16,078	15,608	0.04
Optus 1011, GmbH	(4)(5)(6)(7)(10)	E +	4.50%	6.79%	10/24/2025	3/24/2032	EUR	53,812	62,313	60,697	0.14
PDI TA Holdings, Inc.	(4)(10)	SOFR +	6.00%	9.66% (incl. 2.50% PIK)	2/1/2024	2/3/2031	87,177		86,432	81,510	0.19
PDI TA Holdings, Inc.	(4)(5)(10)	SOFR +	5.50%	9.24%	2/1/2024	2/3/2031	6,996		6,927	6,541	0.02
Peloton Computer Enterprises, Ltd.	(4)(6)(10)(18)	SOFR +	4.51%	8.18%	2/13/2026	2/13/2032	107,371		106,317	105,224	0.25
Perforce Software, Inc.	(9)	SOFR +	4.75%	8.39%	3/22/2024	3/25/2031	19,600		19,533	10,119	0.02
Perforce Software, Inc.	(8)	SOFR +	4.75%	8.39%	12/18/2024	7/2/2029	18,150		17,962	10,235	0.02
Project Alpha Intermediate Holding, Inc.	(9)	SOFR +	3.25%	6.98%	5/14/2024	10/26/2030	35,977		35,977	26,281	0.06
Project Leopard Holdings, Inc.	(9)	SOFR +	5.25%	9.01%	7/20/2022	7/20/2029	131,191		127,878	80,551	0.19
Project Leopard Holdings, Inc.	(4)(5)(7)(8)	SOFR +	3.65%	7.90%	7/20/2022	7/20/2027	15,405		15,408	8,411	0.02
Proofpoint, Inc.	(9)	SOFR +	3.00%	6.73%	5/28/2024	8/31/2028	2,537		2,533	2,454	0.01
QBS Parent, Inc.	(4)(7)(10)	SOFR +	4.50%	8.23%	6/3/2025	6/3/2032	76,898		76,547	75,937	0.18
QBS Parent, Inc.	(4)(5)(7)(10)	SOFR +	4.50%	8.48%	6/3/2025	6/3/2032	1,195		1,189	945	0.00
Quartz Acquireco, LLC	(8)	SOFR +	2.25%	5.98%	4/11/2025	6/28/2030	919		911	771	0.00

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Software (continued)
Rally Buyer, Inc.	(4)(10)	SOFR +	6.25%	9.91% (incl. 3.50% PIK)	7/19/2022	7/19/2029		$148,204	$147,027	$128,937	0.30%
Rally Buyer, Inc.	(4)(5)(7)(10)	SOFR +	5.75%	9.49%	7/19/2022	7/19/2029	14,986		14,831	12,679	0.03
Rocket Software, Inc.	(9)	SOFR +	3.75%	7.39%	10/5/2023	11/28/2028	10,252		10,189	9,766	0.02
Scorpio BidCo SAS	(4)(5)(6)(7)(8)	E +	5.75%	8.04%	4/3/2024	3/26/2031	EUR	37,234	39,751	42,461	0.10
Seven Bidco, SASU	(4)(6)(7)(8)	E +	4.40%	6.60%	8/29/2025	8/27/2032	EUR	210,485	244,627	237,888	0.56
Severin Acquisition, LLC	(4)(7)(9)	SOFR +	5.00%	8.64% (incl. 2.25% PIK)	10/1/2024	10/1/2031	353,794		351,071	341,639	0.80
Severin Acquisition, LLC	(4)(7)(10)	SOFR +	4.75%	8.40%	10/1/2024	10/1/2031	20,695		20,385	19,454	0.05
Skylark UK Debtco, Ltd.	(4)(6)(7)(8)	S +	4.41%	8.14%	11/25/2025	12/8/2032	GBP	12,751	16,990	16,744	0.04
Skylark UK Debtco, Ltd.	(4)(5)(6)(8)	E +	4.41%	6.70%	11/25/2025	12/8/2032	EUR	5,751	6,694	6,506	0.02
Skylark UK Debtco, Ltd.	(4)(5)(6)(8)	SOFR +	4.41%	8.14%	11/25/2025	12/8/2032	24,898		24,898	24,649	0.06
Solis Midco, SAS	(4)(5)(6)(7)(8)	E +	4.50%	6.58%	10/8/2025	10/8/2032	EUR	313	358	348	0.00
Sophos Holdings, LLC	(6)(8)	SOFR +	3.50%	7.26%	1/7/2021	3/5/2027	5,137		5,140	4,805	0.01
Spaceship Purchaser, Inc.	(4)(7)(10)(18)	SOFR +	4.67%	8.40%	9/5/2025	10/17/2031	621,275		620,550	614,106	1.44
Spitfire Parent, Inc.	(4)(11)	E +	5.50%	7.68%	3/8/2021	3/11/2027	EUR	18,525	22,309	21,167	0.05
Spitfire Parent, Inc.	(4)(11)	SOFR +	5.50%	9.24%	3/9/2021	3/11/2027	83,926		83,721	83,926	0.20
Spitfire Parent, Inc.	(4)(11)	SOFR +	5.50%	9.24%	3/9/2021	3/11/2027	30,990		30,984	30,990	0.07
Supernova Borrower Holdco, LLC	(4)(7)(9)	SOFR +	5.00%	8.64%	5/12/2026	5/12/2033	30,283		30,089	30,085	0.07
Tango Bidco, SAS	(4)(6)(8)	E +	5.25%	7.45%	10/17/2024	10/17/2031	EUR	69,197	74,128	77,879	0.18
Tango Bidco, SAS	(4)(5)(6)(7)(8)	E +	5.25%	7.45%	10/17/2024	10/17/2031	EUR	24,455	26,494	27,654	0.06
Themis Solutions, Inc.	(4)(6)(7)(10)	SOFR +	5.50%	9.14% (incl. 3.75% PIK)	10/29/2025	10/29/2032	133,165		131,068	131,147	0.31
Three Rivers Buyer, Inc	(4)(5)(7)(10)	SOFR +	4.75%	8.36%	10/31/2025	11/3/2031	15,124		14,905	15,067	0.04
Tricentis Operations Holdings, Inc.	(4)(7)(10)	SOFR +	6.00%	9.64% (incl. 3.25% PIK)	2/11/2025	2/11/2032	140,213		138,903	137,111	0.32
Triple Lift, Inc.	(4)(7)(10)	SOFR +	5.75%	9.58%	5/6/2021	5/5/2028	42,834		42,533	35,693	0.08
Triple Lift, Inc.	(4)(10)	SOFR +	5.75%	9.58%	3/18/2022	5/5/2028	25,126		24,974	21,985	0.05
Varicent Parent Holdings Corp.	(4)(7)(10)	SOFR +	6.00%	9.73% (incl. 3.25% PIK)	8/23/2024	8/23/2031	109,685		108,510	106,918	0.25

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Software (continued)
Vision Solutions, Inc.	(10)	SOFR +	4.00%	7.93%	10/25/2021	4/24/2028		$37,667	$37,330	$28,941	0.07%
VS Buyer, LLC	(7)(8)	SOFR +	2.25%	5.91%	7/25/2025	4/12/2031		3,269	2,620	2,030	0.00
WPEngine, Inc.	(4)(7)(10)	SOFR +	5.75%	9.43%	8/14/2023	8/14/2029		81,400	80,003	79,528	0.19
XPLOR T1, LLC	(4)(8)	SOFR +	3.25%	6.91%	12/1/2025	12/1/2032		12,137	12,137	11,166	0.03
Zendesk, Inc.	(4)(7)(10)	SOFR +	5.00%	8.73%	7/23/2024	11/22/2028		1,055,950	1,043,995	1,032,878	2.41
Zendesk, Inc.	(4)(5)(10)	SOFR +	5.00%	8.73%	11/21/2025	11/22/2028		71,019	71,019	69,599	0.16
Zodiac Purchaser, LLC	(4)(8)	SOFR +	3.50%	7.14%	4/3/2025	2/14/2032		3,970	3,913	3,652	0.01
Zorro Bidco, Ltd.	(4)(6)(7)(8)	S +	4.65%	8.38%	8/13/2024	8/13/2031	GBP	73,631	92,669	96,604	0.23
Zorro Bidco, Ltd.	(4)(6)(8)	S +	4.65%	8.38%	1/30/2025	8/13/2031	GBP	7,896	9,746	10,369	0.02
Zorro Bidco, Ltd.	(4)(5)(6)(8)	ST +	4.65%	6.84%	2/6/2025	8/13/2031	SEK	108,262	9,867	11,054	0.03
									20,063,420	18,953,627	44.39
Specialty Retail
CustomInk, LLC	(4)(11)(18)	SOFR +	5.98%	9.65%	1/7/2021	5/3/2028		39,625	39,625	39,625	0.09
Great Outdoors Group, LLC	(10)	SOFR +	3.25%	6.89%	2/3/2026	1/23/2032		3,980	3,989	3,997	0.01
Hoya Midco, LLC	(6)(9)(17)	SOFR +	2.25%	5.91%	2/5/2025	2/3/2029		2,765	2,724	1,228	0.00
Mavis Tire Express Services Topco, Corp.	(7)(10)	SOFR +	3.00%	6.67%	1/17/2025	5/4/2028		15,130	15,068	15,050	0.04
StubHub Holdco Sub, LLC	(8)	SOFR +	4.75%	8.39%	3/15/2024	3/15/2030		5,296	5,302	5,337	0.01
									66,708	65,237	0.15
Technology Hardware, Storage & Peripherals
Lytx, Inc.	(4)(11)	SOFR +	5.00%	8.75%	6/13/2024	2/28/2028		75,139	75,164	75,139	0.18
Trading Companies & Distributors
BCPE Empire Holdings, Inc.	(9)	SOFR +	3.50%	7.14%	3/12/2026	12/29/2032		7,980	7,986	7,897	0.02
BCPE Empire Holdings, Inc.	(9)	SOFR +	3.25%	6.89%	2/18/2026	12/11/2030		3,731	3,721	3,687	0.01
Core & Main, LP	(6)(8)	SOFR +	2.00%	5.66%	6/25/2026	7/1/2033		515	514	515	0.00
FCG Acquisitions, Inc.	(8)	SOFR +	3.25%	6.89%	3/5/2026	3/4/2033		9,507	9,485	9,554	0.02
Hillman Group, Inc.	(6)(9)	SOFR +	2.00%	5.65%	7/14/2021	7/14/2028		6,295	6,301	6,297	0.01
Icebox Holdco III, Inc.	(9)	SOFR +	3.25%	6.98%	12/22/2021	12/22/2031		9,049	9,046	9,092	0.02
Paramount Global Surfaces, Inc.	(4)(11)(17)	SOFR +	6.00%	9.76% (incl. 3.21% PIK)	4/30/2021	12/31/2028		83,961	81,784	46,179	0.12
Red Fox CD Acquisition Corp.	(4)(11)	SOFR +	6.00%	9.73%	3/4/2024	3/4/2030		106,668	105,155	105,868	0.26
Red Fox CD Acquisition Corp.	(4)(5)(7)(11)	SOFR +	6.00%	9.73%	5/31/2024	3/4/2030		38,424	37,801	38,120	0.09
White Cap Buyer, LLC	(8)	SOFR +	3.25%	6.89%	6/13/2024	10/19/2029		12,752	12,732	12,748	0.03
Windsor Holdings III, LLC	(8)	SOFR +	2.75%	6.39%	3/21/2025	8/1/2030		13,169	13,110	13,186	0.03
									287,635	253,143	0.61

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Transportation Infrastructure
Apple Bidco, LLC	(8)	SOFR +	2.50%	6.14%	2/21/2025	9/23/2031	$494	$486	$495	0.00%
Capstone Acquisition Holdings, Inc.	(4)(11)	SOFR +	4.50%	8.24%	8/29/2024	11/13/2029	94,452	94,118	94,452	0.22
Capstone Acquisition Holdings, Inc.	(4)(11)	SOFR +	4.50%	8.24%	8/29/2024	11/13/2029	8,196	8,153	8,196	0.02
Enstructure, LLC	(4)(7)(9)	SOFR +	4.50%	8.14%	8/15/2025	8/15/2032	452,038	448,485	451,413	1.07
Frontline Road Safety, LLC	(4)(5)(7)(8)	SOFR +	4.75%	8.39% (incl. 2.00% PIK)	3/4/2025	3/4/2032	24,519	24,112	23,751	0.06
Frontline Road Safety, LLC	(4)(8)	SOFR +	4.75%	8.39% (incl. 2.00% PIK)	3/4/2025	3/4/2032	83,558	82,900	81,887	0.20
Frontline Road Safety, LLC	(4)(8)	SOFR +	4.75%	8.39% (incl. 2.00% PIK)	5/15/2025	3/4/2032	25,974	25,860	25,454	0.06
Frontline Road Safety, LLC	(4)(8)	SOFR +	4.75%	8.39% (incl. 2.00% PIK)	12/31/2025	3/4/2032	15,383	15,243	15,075	0.04
Frontline Road Safety, LLC	(4)(5)(7)(8)	SOFR +	4.75%	8.39% (incl. 2.00% PIK)	9/26/2025	3/4/2032	29,112	28,983	28,524	0.07
Helix TS, LLC	(4)(10)	SOFR +	5.00%	8.73%	8/4/2021	8/5/2030	98,842	98,025	97,854	0.24
Helix TS, LLC	(4)(7)(10)	SOFR +	5.00%	8.73%	8/4/2021	8/5/2030	116,709	115,826	115,417	0.27
Helix TS, LLC	(4)(10)	SOFR +	5.00%	8.73%	12/22/2023	8/5/2030	13,552	13,385	13,416	0.03
Helix TS, LLC	(4)(5)(10)	SOFR +	5.00%	8.73%	12/14/2022	8/5/2030	5,261	5,251	5,208	0.01
Helix TS, LLC	(4)(5)(7)(10)	SOFR +	5.00%	8.73%	10/21/2025	8/5/2030	91,146	90,319	90,130	0.21
Roadsafe Holdings, Inc.	(4)(11)	SOFR +	5.25%	9.05%	4/19/2021	10/18/2030	51,940	51,681	51,940	0.12
Roadsafe Holdings, Inc.	(4)(11)	SOFR +	5.25%	9.05%	1/31/2022	10/18/2030	55,386	55,203	55,386	0.13
Roadsafe Holdings, Inc.	(4)(11)	SOFR +	5.25%	9.05%	4/19/2021	10/18/2030	39,678	39,655	39,678	0.09
Roadsafe Holdings, Inc.	(4)(5)(11)	P +	4.75%	11.50%	9/11/2024	10/18/2030	3,148	3,119	3,148	0.01
Safety Borrower Holdings, LP	(4)(11)	SOFR +	4.75%	8.39%	12/19/2025	12/19/2032	68,109	67,852	67,428	0.16
Safety Borrower Holdings, LP	(4)(5)(7)(11)	P +	3.75%	10.50%	9/1/2021	12/19/2032	333	284	254	0.00
Sam Holding Co, Inc.	(4)(7)(11)	SOFR +	5.00%	8.73%	6/30/2026	6/30/2033	169,849	168,893	168,788	0.39
Swissport Stratosphere USA, LLC	(6)(8)	SOFR +	2.75%	6.42%	1/14/2026	4/4/2031	2,993	3,013	2,993	0.01
TRP Infrastructure Services, LLC	(4)(11)	SOFR +	5.50%	9.31%	7/9/2021	7/9/2028	70,366	70,100	69,839	0.16
TRP Infrastructure Services, LLC	(4)(11)	SOFR +	5.50%	9.46%	12/2/2024	7/9/2028	43,889	43,752	43,559	0.10
TRP Infrastructure Services, LLC	(4)(5)(7)(11)	SOFR +	5.50%	9.46%	9/9/2025	7/9/2028	65,931	65,550	65,421	0.15
								1,620,248	1,619,706	3.82
Wireless Telecommunication Services
CCI Buyer, Inc.	(4)(7)(10)	SOFR +	5.00%	8.73%	5/13/2025	5/13/2032	115,023	114,002	114,955	0.27
CyrusOne Revolving Warehouse	(4)(6)(7)(8)	SOFR +	2.95%	6.60%	7/12/2024	7/2/2027	159,318	158,954	159,318	0.37
SBA Senior Finance II, LLC	(6)(8)	SOFR +	1.75%	5.40%	6/16/2025	1/25/2031	2,768	2,773	2,774	0.01
								275,729	277,047	0.65
Total First Lien Debt - non-controlled/non-affiliated								72,014,619	70,065,175	163.79

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/affiliated
Aerospace & Defense
Align Precision Group, LLC	(4)(11)(16)	SOFR +	6.75%	10.45% PIK	7/3/2025	7/3/2030	$23,924	$23,924	$22,490	0.05%
Align Precision Group, LLC	(4)(5)(7)(11)(16)	SOFR +	6.75%	10.45% PIK	7/3/2025	7/3/2030	4,866	4,851	4,866	0.01
								28,775	27,356	0.06
Media
DMS Purchaser, LLC	(4)(5)(6)(14)(16)	SOFR +	7.50%	11.23% (incl. 6.50% PIK)	2/24/2025	2/28/2030	6,697	6,697	6,697	0.02
Total First Lien Debt - non-controlled/affiliated								35,472	34,053	0.08
First Lien Debt - controlled/affiliated
Chemicals
Pigments Services, Inc.	(4)(6)(14)(16)(17)	SOFR +	8.25%	11.99% PIK	4/14/2023	4/16/2029	27,545	15,191	0	0.00
Pigments Services, Inc.	(4)(6)(14)(16)(17)	SOFR +	8.25%	11.99% PIK	4/14/2023	4/16/2029	13,450	11,573	6,075	0.02
								26,764	6,075	0.02
Health Care Providers & Services
New ACI Buyer, LLC	(4)(5)(10)(16)	SOFR +	6.25%	9.99% (incl. 3.13% PIK)	6/29/2026	6/30/2031	25,158	25,158	25,159	0.06
New ACI Buyer, LLC	(4)(5)(10)(16)	SOFR +	5.50%	9.24%	6/29/2026	6/30/2031	9,652	9,224	9,653	0.03
								34,382	34,812	0.09
Insurance
CFCo, LLC (Benefytt Technologies, Inc.)	(4)(5)(8)(16)(17)(18)		0.00%	0.00%	9/11/2023	9/13/2038	86,098	12,571	0	0.00
Daylight Beta Parent, LLC (Benefytt Technologies, Inc.)	(4)(5)(8)(16)(17)(18)		10.00%	10.00% PIK	9/11/2023	9/12/2033	63,644	49,530	5,225	0.01
								62,101	5,225	0.01
Media
Prodege International Holdings, LLC	(4)(5)(10)(16)	SOFR +	5.25%	9.04% (incl. 3.25% PIK)	2/12/2026	12/31/2030	203,173	203,173	203,173	0.47
Prodege International Holdings, LLC	(4)(5)(10)(16)	SOFR +	5.75%	9.54% PIK	2/12/2026	12/31/2030	100,932	100,932	100,932	0.24
								304,105	304,105	0.71
Oil, Gas & Consumable Fuels
Pibb Member, LLC	(4)(5)(6)(8)(16)		6.41%	6.41%	11/22/2024	12/20/2049	2,057	2,057	2,093	0.00
Professional Services
Material Holdings, LLC	(4)(5)(10)(16)	SOFR +	6.00%	9.83% (incl. 4.72% PIK)	6/14/2024	8/19/2027	235,253	234,513	213,704	0.50
Material Holdings, LLC	(4)(5)(10)(16)(17)	SOFR +	6.00%	9.83% PIK	6/14/2024	8/19/2027	66,966	57,075	0	0.00
Material Holdings, LLC	(4)(5)(7)(10)(16)	SOFR +	6.00%	9.83% PIK	6/14/2024	8/19/2027	18,400	18,388	18,026	0.04
								309,976	231,730	0.54
Total First Lien Debt - controlled/affiliated								739,385	584,040	1.37
Total First Lien Debt								72,789,476	70,683,268	165.24

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

Second Lien Debt
Second Lien Debt - non-controlled/non-affiliated
Commercial Services & Supplies
OMNIA Partners, LLC	(4)(8)	SOFR +	5.00%	8.67%	5/31/2024	5/31/2032		$165,000	$164,390	$165,000	0.39%
OMNIA Partners, LLC	(4)(8)	SOFR +	5.00%	8.67%	10/29/2025	5/31/2032	87,500		87,304	87,500	0.20
									251,694	252,500	0.59
Construction & Engineering
Thermostat Purchaser III, Inc.	(4)(10)	SOFR +	7.25%	11.07%	8/31/2021	8/31/2029	32,725		32,531	32,234	0.08
Health Care Providers & Services
Canadian Hospital Specialties, Ltd.	(4)(6)(8)		8.75%	8.75%	4/15/2021	4/15/2029	CAD	3,800	3,012	2,572	0.01
Hunter UK Bidco, Ltd.	(4)(6)(8)	S +	7.50%	11.34%	8/19/2021	8/19/2029	GBP	65,340	88,344	79,520	0.19
Inizio Group, Ltd.	(4)(6)(8)	SOFR +	7.35%	11.08%	12/31/2021	8/19/2029	15,000		14,846	13,613	0.03
Inizio Group, Ltd.	(4)(5)(6)(8)	SOFR +	7.35%	11.08%	3/31/2022	8/19/2029	10,000		9,894	9,075	0.02
Jayhawk Buyer, LLC	(4)(5)(11)	SOFR +	9.00%	12.76%	5/26/2021	7/16/2028	6,537		6,506	6,193	0.01
									122,602	110,973	0.26
Health Care Technology
Project Ruby Ultimate Parent Corp.	(4)(10)	SOFR +	5.25%	9.01%	10/15/2024	3/12/2029	100,934		100,625	100,430	0.23
Insurance
SQ ABS Issuer, LLC	(4)(5)(6)(8)		9.65%	9.65%	10/11/2024	10/20/2039	10,119		10,002	10,018	0.02
Interactive Media & Services
Speedster Bidco, GmbH	(4)(6)(8)	CA +	5.50%	7.79%	12/10/2024	11/13/2032	CAD	674,965	474,532	468,775	1.10
IT Services
Dcert Buyer, Inc.	(8)	SOFR +	7.00%	10.64%	2/19/2021	2/19/2029	60,975		61,054	51,314	0.12
Inovalon Holdings, Inc.	(4)(10)	SOFR +	8.50%	12.43% PIK	4/11/2025	11/24/2033	154,834		153,316	131,609	0.31
OT Luxco 2 S.à r.l.	(4)(5)(6)(8)	E +	8.75%	11.28% PIK	10/10/2024	9/30/2029	EUR	24,934	27,219	27,991	0.07
									241,589	210,914	0.50
Life Sciences Tools & Services
Curia Global, Inc.	(4)(10)(17)	SOFR +	10.50%	14.43% PIK	9/1/2021	3/7/2030	55,105		52,742	4,959	0.01
Machinery
Victory Buyer, LLC	(4)(8)	SOFR +	6.00%	9.66%	2/13/2026	2/13/2034	21,379		21,181	21,379	0.05
Media
HMH Education, Inc.	(4)(9)	SOFR +	8.50%	12.16%	4/7/2022	4/8/2030	80,500		79,727	61,180	0.14
Pharmaceuticals
Rossini, S.à r.l.	(4)(5)(6)(8)	E +	7.00%	9.50% PIK	4/6/2025	3/30/2030	EUR	27,222	31,001	31,104	0.07
Professional Services
CoreLogic, Inc.	(9)	SOFR +	6.50%	10.26%	6/4/2021	6/4/2029	65,488		65,248	64,833	0.15
Kwor Acquisition, Inc.	(4)(5)(11)	SOFR +	8.00%	11.67% PIK	2/28/2025	2/28/2030	2,405		2,405	2,405	0.01
Sedgwick Claims Management Services, Inc.	(4)(8)	SOFR +	5.00%	8.67%	7/31/2024	7/30/2032	230,000		228,251	230,000	0.54
Thevelia US, LLC	(4)(6)(9)	SOFR +	5.00%	8.73%	6/17/2022	6/17/2032	182,046		179,255	182,046	0.43
									475,159	479,284	1.13
Real Estate Management & Development
Progress Residential PM Holdings, LLC	(4)(8)	SOFR +	4.75%	8.37%	9/11/2025	9/11/2028	101,340		100,601	100,074	0.23

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

Second Lien Debt - non-controlled/non-affiliated (continued)
Software
Boxer Parent Company, Inc.	(8)	SOFR +	5.75%	9.41%	7/30/2024	7/30/2032		$55,594	$55,155	$47,834	0.11%
CB Nike Holdco, LLC	(4)(11)	SOFR +	7.35%	10.99% PIK	11/25/2024	11/26/2029	243,051		239,758	243,050	0.57
Cloudera, Inc.	(9)	SOFR +	6.00%	9.74%	10/8/2021	10/8/2029	66,697		66,469	45,954	0.11
Delta Topco, Inc.	(8)	SOFR +	5.25%	8.90%	5/1/2024	12/1/2030	129,605		128,935	119,398	0.28
Denali Holdco, Ltd.	(4)(5)(6)(8)		9.80%	9.80% PIK	9/5/2025	9/5/2032	EUR	5,396	6,266	6,073	0.01
Denali Holdco, Ltd.	(4)(5)(6)(8)		11.20%	11.20% PIK	9/5/2025	9/5/2032	GBP	3,142	4,204	4,105	0.01
Flash Charm, Inc.	(8)	SOFR +	6.75%	10.56%	3/2/2021	3/2/2029	27,051		26,936	16,571	0.04
IGT Holding II, AB	(4)(6)(8)	SOFR +	6.15%	9.78% PIK	8/13/2024	8/29/2033	142,952		141,012	142,952	0.33
INK BC Bidco S.p.A.	(4)(6)(8)	E +	8.25%	10.39% PIK	7/17/2025	7/16/2033	EUR	15,049	17,159	16,937	0.04
INK BC Bidco S.p.A.	(4)(6)(8)	E +	8.25%	10.41% PIK	11/12/2025	7/17/2033	EUR	11,234	12,783	12,644	0.03
Kaseya, Inc.	(8)	SOFR +	5.00%	8.66%	3/20/2025	3/20/2033	125,000		124,056	76,446	0.18
Mandolin Technology Intermediate Holdings, Inc.	(4)(9)	SOFR +	6.50%	10.30% (incl. 6.50% PIK)	7/30/2021	7/30/2029	34,662		34,491	26,690	0.06
Project Alpha Intermediate Holding, Inc.	(9)	SOFR +	5.00%	8.73%	11/21/2024	11/21/2032	29,492		29,365	16,638	0.04
Proofpoint, Inc.	(4)(5)(8)	E +	5.75%	9.48%	12/8/2025	12/8/2033	EUR	26,552	30,689	28,670	0.07
Proofpoint, Inc.	(4)(5)(8)	SOFR +	5.75%	9.48%	12/8/2025	12/8/2033	41,706		41,319	39,412	0.09
Solis Midco, SAS	(4)(5)(6)(8)	E +	7.75%	10.60% PIK	10/8/2025	10/8/2033	EUR	109	125	122	0.00
Teamsystem Holdco 3 S.p.A.	(4)(5)(6)(8)	E +	5.75%	7.90% (incl. 6.50% PIK)	7/7/2025	7/7/2033	EUR	41,546	48,267	46,403	0.11
Vision Solutions, Inc.	(10)	SOFR +	7.25%	11.18%	4/23/2021	4/23/2029	41,439		41,327	26,918	0.06
									1,048,316	916,817	2.14
Trading Companies & Distributors
BCPE Empire Holdings, Inc.	(4)(11)	SOFR +	5.25%	8.86%	4/4/2025	12/31/2031	72,514		71,626	71,970	0.17
Total Second Lien Debt - non-controlled/non-affiliated									3,113,928	2,872,611	6.72
Second Lien Debt - controlled/affiliated
Health Care Providers & Services
New ACI Intermediate I, LLC	(4)(5)(8)(16)		10.00%	10.00% PIK	6/29/2026	6/28/2032	22,363		22,363	22,362	0.05
Total Second Lien Debt - controlled/affiliated									22,363	22,362	0.05
Total Second Lien Debt									3,136,291	2,894,973	6.77
Unsecured Debt
Unsecured Debt - non-controlled/non-affiliated
Biotechnology
AbbVie, Inc.	(6)(8)		4.80%	4.80%	9/10/2024	3/15/2029	1,000		1,019	1,008	0.00
Amgen, Inc.	(6)(8)		5.15%	5.15%	9/10/2024	3/2/2028	1,000		1,015	1,010	0.00
Biogen, Inc.	(6)(8)		2.25%	2.25%	9/10/2024	5/1/2030	1,000		929	913	0.00
Gilead Sciences, Inc.	(6)(8)		1.65%	1.65%	9/10/2024	10/1/2030	1,000		905	887	0.00
Regeneron Pharmaceuticals, Inc.	(6)(8)		1.75%	1.75%	9/10/2024	9/15/2030	1,000		907	885	0.00
									4,775	4,703	0.00

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

Unsecured Debt - non-controlled/non-affiliated (continued)
Health Care Equipment & Supplies
Abbott Laboratories	(6)(8)	1.40%	1.40%	9/10/2024	6/30/2030	$1,000	$917	$889	0.00%
Alcon Finance Corp.	(6)(8)	2.60%	2.60%	9/10/2024	5/27/2030	1,000	941	924	0.00
Boston Scientific Corp.	(6)(8)	2.65%	2.65%	9/10/2024	6/1/2030	1,000	948	929	0.00
							2,806	2,742	0.00
Health Care Technology
Healthcomp Holding Company, LLC	(4)(5)(8)	13.75%	13.75% PIK	11/8/2023	11/7/2031	26,916	26,539	22,609	0.06
IT Services
Evergreen Services Group PIK Holdco, LLC	(4)(5)(8)	12.75%	12.75% PIK	9/19/2025	4/5/2031	32,277	31,756	31,470	0.08
Evergreen Services Group PIK Holdco, LLC	(4)(5)(8)	12.75%	12.75% PIK	9/19/2025	4/5/2031	6,293	6,191	6,135	0.02
							37,947	37,605	0.10
Life Sciences Tools & Services
Thermo Fisher Scientific, Inc.	(6)(8)	5.00%	5.00%	9/10/2024	1/31/2029	1,000	1,023	1,013	0.01
Pharmaceuticals
Astrazeneca Finance, LLC	(6)(8)	4.85%	4.85%	9/10/2024	2/26/2029	1,000	1,020	1,010	0.00
Bristol-Myers Squibb, Co.	(6)(8)	4.90%	4.90%	9/10/2024	2/22/2029	1,000	1,021	1,014	0.01
Eli Lilly & Co.	(6)(8)	4.20%	4.20%	9/10/2024	8/14/2029	1,000	1,008	995	0.00
GlaxoSmithKline Capital PLC	(6)(8)	3.38%	3.38%	9/10/2024	6/1/2029	1,000	984	974	0.00
Johnson & Johnson	(6)(8)	4.80%	4.80%	9/10/2024	6/1/2029	1,000	1,028	1,018	0.01
Merck & Co, Inc.	(6)(8)	4.30%	4.30%	9/10/2024	5/17/2030	1,000	1,012	994	0.00
Novartis Capital Corp.	(6)(8)	2.20%	2.20%	9/10/2024	8/14/2030	1,000	938	916	0.00
Pfizer, Inc.	(6)(8)	1.70%	1.70%	9/10/2024	5/28/2030	1,000	920	900	0.00
Roche Holdings, Inc.	(6)(8)	4.20%	4.20%	9/10/2024	9/9/2029	1,000	1,006	994	0.00
Takeda Pharmaceutical Co, Ltd.	(5)(6)(8)	2.05%	2.05%	9/10/2024	3/31/2030	1,000	926	909	0.00
Teva Pharmaceutical Finance Netherlands III, BV	(6)(8)	3.15%	3.15%	9/10/2024	10/1/2026	1,000	995	996	0.00
							10,858	10,720	0.02
Total Unsecured Debt - non-controlled/non-affiliated							83,948	79,392	0.19
Total Unsecured Debt							83,948	79,392	0.19

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

Structured Finance Obligations
Structured Finance Obligations - Debt Instruments - non-controlled/non-affiliated
Capital Markets
Lloyds Bank PLC	(4)(6)(8)	S +	5.25%	8.98%	12/10/2025	2/18/2035	GBP	21,205	$28,385	$28,130	0.07%
Financial Services
1988 CLO 3, Ltd. - Class ER	(4)(6)(8)	SOFR +	6.25%	9.92%	10/7/2025	10/15/2040		$2,000	2,000	2,000	0.00
522 Funding CLO 2020-6, Ltd. - Class ER	(4)(6)(8)	SOFR +	6.50%	10.43%	11/9/2021	10/23/2034		3,000	3,000	2,659	0.00
Allegro CLO VIII-S Ltd - Class E2	(4)(6)(8)	SOFR +	8.00%	11.67%	10/3/2024	10/15/2037		2,000	2,000	2,009	0.00
Allegro CLO XVIII Ltd - Class E2	(4)(6)(8)	SOFR +	7.50%	11.17%	10/30/2024	1/25/2038		2,225	2,225	2,138	0.00
Bain Capital Credit CLO 2022-1, Ltd - Class ER	(4)(6)(8)	SOFR +	6.35%	10.03%	10/9/2025	10/18/2038		2,500	2,500	2,407	0.01
Balboa Bay Loan Funding 2021-2, Ltd. - Class E	(4)(6)(8)	SOFR +	6.60%	10.54%	10/20/2021	1/20/2035		7,000	6,954	6,826	0.02
Barings CLO Ltd 2018-II - Class ER	(4)(6)(8)	SOFR +	6.90%	10.57%	8/9/2024	7/15/2036		4,000	4,000	3,725	0.01
Barings CLO Ltd 2021-III - Class E	(4)(6)(8)	SOFR +	6.65%	10.59%	11/17/2021	1/18/2035		4,000	4,000	3,116	0.01
BlueMountain CLO XXIX Ltd - Class ER	(4)(6)(8)	SOFR +	6.86%	10.79%	7/15/2021	7/25/2034		2,750	2,706	2,588	0.01
Carlyle US CLO 2021-7, LTD. - Class ER	(4)(6)(8)	SOFR +	5.50%	9.17%	3/26/2025	4/15/2040		4,650	4,650	4,557	0.01
Carlyle US CLO 2022-4 Ltd - Class ER	(4)(6)(8)	SOFR +	6.75%	10.42%	7/12/2024	7/25/2036		4,000	4,000	3,973	0.01
Carval CLO VIII-C Ltd - Class E2R	(4)(6)(8)	SOFR +	7.60%	11.26%	9/13/2024	10/22/2037		2,000	2,000	1,920	0.00
CarVal CLO XI C Ltd - Class E	(4)(6)(8)	SOFR +	6.35%	10.03%	8/14/2024	10/20/2037		3,000	3,000	2,969	0.01
CBAM 2017-1 Ltd - Class ER2	(4)(6)(8)	SOFR +	6.93%	10.61%	11/5/2024	1/20/2038		7,000	6,876	6,940	0.01
CBAM 2018-8 Ltd - Class E2R	(4)(6)(8)	SOFR +	6.37%	10.04%	5/10/2024	7/15/2037		1,000	967	963	0.00
Dryden 78 CLO Ltd - Class E1R	(4)(6)(8)	SOFR +	7.70%	11.38%	4/4/2024	4/17/2037		4,000	4,000	3,990	0.01
Dryden 78 CLO Ltd - Class E2R	(4)(6)(8)	SOFR +	6.63%	10.31%	4/4/2024	4/17/2037		1,000	981	945	0.00
Dryden 95 CLO, Ltd. - Class E	(4)(6)(8)	SOFR +	6.15%	10.05%	7/29/2021	8/20/2034		3,500	3,500	3,273	0.01
Eaton Vance CLO 2019-1 Ltd - Class ER2	(4)(6)(8)	SOFR +	6.40%	10.07%	5/9/2024	7/15/2037		5,000	5,000	4,650	0.01
Elmwood CLO 30 Ltd - Class F	(4)(6)(8)	SOFR +	7.25%	10.93%	5/22/2024	7/17/2037		4,500	4,502	4,272	0.01
Elmwood CLO XII, Ltd. - Class FR	(4)(6)(8)	SOFR +	8.75%	12.42%	11/18/2025	10/15/2037		5,000	4,699	4,335	0.01
Galaxy 30 CLO Ltd - Class ER	(4)(6)(8)	SOFR +	5.90%	9.57%	12/9/2024	1/15/2038		2,500	2,500	2,467	0.01
Galaxy 35 CLO, Ltd. - Class E	(4)(6)(8)	SOFR +	5.00%	8.68%	3/11/2025	4/20/2038		3,001	3,001	2,977	0.01
Goldentree Loan Management US CLO 17, Ltd. - Class FR	(4)(6)(8)	SOFR +	8.00%	11.68%	6/27/2025	1/20/2039		2,500	2,457	2,367	0.01

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

Structured Finance Obligations - Debt Instruments - non-controlled/non-affiliated (continued)
Financial Services (continued)
GoldenTree Loan Management US CLO 23 Ltd - Class F	(4)(6)(8)	SOFR +	7.75%	11.43%	11/26/2024	1/20/2039	$3,500	$3,475	$3,453	0.01%
Goldentree Loan Management US CLO 26, Ltd. - Class F	(4)(6)(8)	SOFR +	7.83%	11.51%	7/9/2025	7/20/2038	3,000	2,972	2,841	0.01
Halseypoint CLO 5, Ltd. - Class E	(4)(6)(8)	SOFR +	6.94%	10.87%	11/19/2021	1/30/2035	9,500	9,375	7,481	0.01
Halseypoint CLO 7, Ltd. - Class ER	(4)(6)(8)	SOFR +	6.59%	10.27%	6/6/2025	7/20/2038	6,900	6,835	6,303	0.01
HPS Loan Management 2024-20 Ltd - Class E	(4)(6)(8)	SOFR +	6.20%	9.87%	5/15/2024	7/25/2037	2,921	2,928	2,921	0.01
Invesco CLO 2022-3 Ltd - Class ER	(4)(6)(8)	SOFR +	6.75%	10.41%	9/30/2024	10/22/2037	3,500	3,487	3,351	0.01
Jamestown CLO XV, Ltd. - Class ER	(4)(6)(8)	SOFR +	7.06%	10.73%	5/28/2024	7/15/2035	3,000	2,976	2,793	0.01
Morgan Stanley Eaton Vance CLO 2023-19A Ltd - Class ER	(4)(6)(8)	SOFR +	6.10%	9.78%	10/16/2024	10/20/2037	2,200	2,200	2,072	0.00
Neuberger Berman Loan Advisers CLO 30, Ltd. - Class ER2	(4)(6)(8)	SOFR +	5.15%	8.83%	12/23/2024	1/20/2039	3,500	3,500	3,432	0.01
Oaktree CLO 2022-2, Ltd. - Class ER2	(4)(6)(8)	SOFR +	6.40%	10.07%	8/7/2025	10/15/2037	2,500	2,534	2,439	0.01
OCP CLO 2020-18 Ltd - Class ER2	(4)(6)(8)	SOFR +	6.25%	9.93%	7/30/2024	7/20/2037	1,000	1,000	1,000	0.00
Octagon Investment Partners 41, Ltd. - Class ER	(4)(6)(8)	SOFR +	7.13%	11.06%	9/24/2021	10/15/2033	2,500	2,493	2,228	0.01
Orion CLO 2024-4 LTD - Class E	(4)(6)(8)	SOFR +	6.00%	9.68%	10/25/2024	10/20/2037	5,000	5,000	4,953	0.01
Pikes Peak CLO 15 2023, Ltd. - Class ER	(4)(6)(8)	SOFR +	5.75%	9.43%	10/10/2025	10/20/2038	5,000	5,000	4,975	0.01
Rad CLO 14, Ltd. - Class E	(4)(6)(8)	SOFR +	6.50%	10.43%	11/2/2021	1/15/2035	6,750	6,750	6,030	0.01
Rad CLO 16 Ltd - Class ER	(4)(6)(8)	SOFR +	6.50%	10.17%	5/3/2024	7/15/2037	5,000	5,000	4,682	0.01
Rad CLO 17 Ltd - Class ER	(4)(6)(8)	SOFR +	6.25%	9.93%	11/5/2024	1/20/2038	5,000	5,000	4,763	0.01
Rad CLO 3 Ltd - Class E1R2	(4)(6)(8)	SOFR +	5.88%	9.55%	6/18/2024	7/15/2037	2,715	2,669	2,415	0.00
Rad CLO 3 Ltd - Class E2R2	(4)(6)(8)	SOFR +	7.00%	10.67%	6/18/2024	7/15/2037	2,715	2,715	2,577	0.00
Rad CLO 9 Ltd - Class ER	(4)(6)(8)	SOFR +	5.75%	9.42%	12/19/2024	1/15/2038	3,000	3,000	2,838	0.01
RAD CLO 27 Ltd - Class E	(4)(6)(8)	SOFR +	5.30%	8.98%	1/22/2025	1/15/2038	6,000	6,000	5,697	0.01
Regatta IX Funding Ltd. - Class ER	(4)(6)(8)	SOFR +	6.83%	10.51%	4/10/2024	4/17/2037	3,820	3,895	3,689	0.01

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

Structured Finance Obligations - Debt Instruments - non-controlled/non-affiliated (continued)
Financial Services (continued)
Sagard-Halseypoint Clo 9, Ltd. - Class E	(4)(6)(8)	SOFR +	5.85%	9.53%	3/31/2025	4/20/2038		$5,250	$5,202	$5,163	0.01%
Sound Point CLO XXVII, Ltd. - Class ER	(4)(6)(8)	SOFR +	6.56%	10.49%	10/1/2021	10/25/2034		5,000	4,936	3,861	0.01
Symphony CLO 44 Ltd - Class E	(4)(6)(8)	SOFR +	6.15%	9.82%	5/20/2024	7/14/2037		2,500	2,500	2,508	0.01
Tikehau US CLO VII, Ltd. - Class E	(4)(6)(8)	SOFR +	5.50%	9.82%	8/13/2025	2/25/2038		3,000	3,015	2,964	0.01
Trinitas CLO XVI Ltd - Class E	(4)(6)(8)	SOFR +	7.00%	9.82%	6/14/2021	7/20/2034		3,000	2,921	2,677	0.01
Vibrant CLO IV-R Ltd - Class E	(4)(6)(8)	SOFR +	7.90%	9.82%	9/19/2024	10/20/2037		1,000	974	939	0.00
Vibrant CLO XIII, Ltd - Class ER	(4)(6)(8)	SOFR +	7.59%	9.82%	11/1/2024	1/15/2038		3,250	3,221	3,079	0.01
									193,091	182,190	0.42
Total Structured Finance Obligations - Debt Instruments - non-controlled/non-affiliated									221,476	210,320	0.49
Structured Finance Obligations - Equity Instruments - non-controlled/non-affiliated
Financial Services
Aimco CLO 20, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:		12.12%	11/7/2025	10/16/2038		5,659	4,992	4,400	0.01
Avoca CLO 41 DAC - Units	(4)(6)(7)				5/18/2026	2/16/2029	EUR	1,125	1,324	1,066	0.00
Balboa Bay Loan Funding 2025-3, Ltd. - Units	(4)(6)(7)				5/11/2026	11/27/2028		779	779	853	0.00
Ballyrock CLO 20, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:		10.52%	2/24/2025	10/15/2036		6,000	4,083	2,802	0.01
Ballyrock CLO 23, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:		10.88%	6/26/2025	4/25/2038		5,000	3,251	2,472	0.01
Ballyrock CLO 27, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:		11.20%	5/28/2025	10/25/2037		12,500	8,726	7,194	0.02
Barings CLO, Ltd. Tango - Units	(4)(6)(7)				11/21/2025	11/21/2026		713	713	874	0.00
Birch Grove CLO 11, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:		5.89%	11/15/2024	1/22/2038		11,000	10,695	7,051	0.02
Carlyle Euro CLO 2022-5 DAC - Subordinated Notes	(4)(6)	Estimated Yield:		11.94%	5/16/2025	4/25/2037	EUR	3,736	2,244	1,927	0.00
Carlyle Global Market Strategies Euro CLO 2014-1 DAC - Subordinated Notes	(4)(6)	Estimated Yield:		11.67%	5/2/2025	4/15/2038	EUR	11,473	8,077	8,245	0.02
Carval CLO XIII-C Ltd - Units	(4)(6)(7)				7/22/2025	6/24/2027		4,781	4,781	5,496	0.01
Elmwood CLO 14, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:		14.41%	9/10/2025	4/20/2035		17,381	8,209	7,151	0.02
Elmwood CLO 18, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:		4.95%	3/4/2025	7/17/2037		4,000	1,876	1,220	0.00
Elmwood CLO II, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:		3.75%	11/21/2024	4/20/2034		8,650	5,273	3,073	0.01
Flatiron CLO 21, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:		12.19%	5/5/2025	7/19/2034		3,000	1,885	1,379	0.00
Flatiron CLO 34, Ltd. - Units	(4)(6)(7)				10/23/2025	10/8/2026		1,000	1,000	1,139	0.00
Flatiron RR CLO 30, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:		11.92%	3/24/2025	4/15/2038		7,000	5,565	5,257	0.01

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

Structured Finance Obligations - Equity Instruments - non-controlled/non-affiliated (continued)
Financial Services (continued)
Galaxy 34 CLO, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	8.77%	9/26/2024	10/20/2037		$20,000	$16,354	$10,588	0.02%
Galaxy 35 CLO, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	11.22%	3/11/2025	4/20/2038		17,490	15,137	11,348	0.03
Galaxy CLO Warehouse 2025-1, Ltd. - Units	(4)(6)(7)			7/11/2025	10/8/2026		13,875	13,875	16,078	0.04
HPS Freshwater Warehouse Parent, Ltd. - Units	(4)(6)(7)			8/8/2025	10/8/2026		6,298	6,298	7,139	0.02
HPS Loan Management 2025-24, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	10.65%	3/11/2025	4/25/2038		10,000	8,243	6,427	0.02
Kennedy Lewis CLO 7, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	8.97%	1/31/2025	4/22/2037		10,000	4,804	3,675	0.01
Kennedy Lewis CLO 15, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	10.22%	5/20/2025	7/20/2037		6,000	3,580	2,507	0.01
MidOcean Credit CLO XIX - Subordinated Notes	(4)(6)	Estimated Yield:	13.70%	6/24/2025	7/20/2039		9,000	5,919	5,478	0.01
MidOcean Credit CLO XV, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	9.60%	5/10/2024	7/21/2037		5,000	3,272	2,190	0.01
New Mountain CLO 6, Ltd. - Class M	(4)(6)			8/23/2024	10/15/2037		1,875	0	163	0.00
New Mountain CLO 6, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	7.96%	8/23/2024	10/15/2037		18,750	14,722	10,632	0.02
New Mountain CLO 7, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	12.46%	8/23/2024	3/31/2038		19,368	15,960	12,656	0.03
New Mountain CLO 8, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	10.31%	10/29/2025	10/20/2038		5,000	4,058	3,425	0.01
New Mountain CLO 8, Ltd. - Class M	(4)(6)			10/29/2025	10/20/2038		500	0	0	0.00
OCP CLO 2022-25, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	9.41%	9/11/2025	7/20/2037		10	5,453	4,714	0.01
OCP CLO 2020-8R, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	11.88%	11/3/2025	10/17/2038		11,360	3,790	3,458	0.01
Penta CLO Beacon DAC - Units	(4)(6)(7)			1/8/2026	1/8/2027	EUR	2,750	3,214	3,384	0.01
Pikes Peak Bravo - Units	(4)(6)(7)			9/15/2025	9/5/2027		4,960	4,960	5,588	0.01
Pikes Peak CLO 10 - Subordinated Notes	(4)(6)	Estimated Yield:	9.61%	12/10/2024	1/22/2038		5,200	3,013	2,093	0.00
Rad CLO 25, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	4.36%	5/16/2024	7/20/2037		5,000	3,783	2,019	0.00
RAD CLO 26, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	8.05%	8/7/2024	10/20/2037		7,180	5,654	3,681	0.01
RAD CLO 27, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	8.17%	12/11/2024	1/15/2038		29,325	24,886	15,098	0.04

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

Structured Finance Obligations - Equity Instruments - non-controlled/non-affiliated (continued)
Financial Services (continued)
Regatta Kilo - Units	(4)(6)(7)			6/13/2025	12/27/2026	$7,208	$7,208	$8,104	0.02%
Regatta XXIX Funding, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	10.30%	7/28/2025	9/6/2037	7,500	5,908	4,688	0.01
Signal Peak CLO 11, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	9.55%	6/5/2024	7/18/2037	5,000	3,991	3,459	0.01
Signal Peak CLO 14, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	11.15%	12/20/2024	1/22/2038	26,000	19,120	16,021	0.04
Sixth Street CLO 27, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	8.63%	11/1/2024	1/17/2038	16,500	12,741	9,472	0.02
Sixth Street CLO XXI, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	9.44%	9/12/2024	10/21/2037	8,000	5,335	3,622	0.01
Sixth Street CLO XXII, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	11.15%	8/1/2025	4/22/2125	6,500	4,404	3,488	0.01
Vibrant CLO XVI, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	9.96%	7/26/2024	7/15/2036	12,000	8,033	6,338	0.01
Whitebox CLO V, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	7.55%	4/3/2025	7/20/2038	20,500	17,632	13,986	0.03
							324,820	263,118	0.62
Total Structured Finance Obligations - Equity Instruments - non-controlled/non-affiliated							324,820	263,118	0.62
Total Structured Finance Obligations - non-controlled/non-affiliated							546,296	473,438	1.11
Total Structured Finance Obligations							546,296	473,438	1.11

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

Equity and other
Equity and other - non-controlled/non-affiliated
Aerospace & Defense
Micross Topco, Inc. - Common Equity	(4)			3/28/2022		116	$125	$192	0.00%
Air Freight & Logistics
Mode Holdings, LP - Class A-2 Common Units	(4)			1/7/2021		1,076,923	1,077	43	0.00
Red Griffin ParentCo, LLC - Class A Common Units	(4)			11/27/2024		13,857	58,837	10,214	0.02
							59,914	10,257	0.02
Commercial Services & Supplies
Genstar Neptune Blocker, LLC - Blocker Note	(4)			12/2/2024		159,782	160	160	0.00
Genstar Neptune Blocker, LLC - Blocker Units	(4)			12/2/2024		3,982	6,272	7,652	0.02
Genstar Neptune Blocker, LLC - Class Z Units	(4)			12/2/2024		1,041	1,480	1,833	0.00
GTCR Investors, LP - Class A-1 Common Units	(4)			9/29/2023		893,584	894	1,226	0.00
GTCR/Jupiter Blocker, LLC - Blocker Note	(4)			12/2/2024		115,036	115	115	0.00
GTCR/Jupiter Blocker, LLC - Class Z Units	(4)			12/2/2024		749	1,065	1,319	0.00
Jupiter Ultimate Holdings, LLC - Class A Common Units	(4)			11/8/2024		3	2	2	0.00
Jupiter Ultimate Holdings, LLC - Class B Common Units	(4)			11/8/2024		5,082	3,978	4,305	0.01
Jupiter Ultimate Holdings, LLC - Class C Common Units	(4)			11/8/2024		5,084,731	4,035	5,441	0.01
RC VI Buckeye Holdings, LLC - LLC Units	(4)			1/2/2025		5,767,571	5,768	7,209	0.02
							23,769	29,262	0.06
Distributors
Box Co-Invest Blocker, LLC - (BP Alpha Holdings, LP) - Class A Units	(4)			12/10/2021		3	3,308	0	0.00
Box Co-Invest Blocker, LLC - (BP Alpha Holdings, LP) - Class C Preferred Units	(4)			7/12/2023		1	390	0	0.00
							3,698	0	0.00
Diversified Consumer Services
Cambium Holdings, LLC - Senior Preferred Interest	(4)		11.50%	8/3/2021		29,194,330	28,734	33,509	0.08
DTA, LP - Class A Common Units	(4)			3/25/2024		3,028,272	3,284	5,239	0.01
							32,018	38,748	0.09

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

Equity and other - non-controlled/non-affiliated (continued)
Diversified Telecommunication Services
Point Broadband Holdings, LLC - Class A Common Units	(4)			10/1/2021		12,870	$10,915	$14,435	0.03%
Point Broadband Holdings, LLC - Class B Common Units	(4)			10/1/2021		685,760	1,955	1,783	0.00
Point Broadband Holdings, LLC - Class Additional A Common Units	(4)			3/24/2022		2,766	2,346	3,102	0.01
Point Broadband Holdings, LLC - Class Additional B Common Units	(4)			3/24/2022		147,380	420	383	0.00
							15,636	19,703	0.04
Electrical Equipment
Griffon Aggregator, Ltd. - LP Interest	(4)			7/31/2025		3,272,887	3,273	3,895	0.01
Electronic Equipment, Instruments & Components
Spectrum Safety Solutions Purchaser, LLC - Common Equity	(4)(6)			7/1/2024		22,774,695	22,775	29,152	0.07
Financial Services
Muzinich Enhanced Loan Origination Fund I, LP - LP Interest	(4)(6)(7)(21)			12/8/2025		23,498,224	27,527	29,233	0.08
THL Fund IX Investors (Plymouth II), LP - LP Interest	(4)			8/31/2023		530,344	529	1,005	0.00
							28,056	30,238	0.08
Health Care Equipment & Supplies
GCX Corporation Group Holdings, L.P. - Class A-2 Units	(4)			9/10/2021		4,853	4,853	1,650	0.00
Health Care Providers & Services
AVE Holdings I Corp. - Series A-1 Preferred Shares	(4)			2/25/2022		12,237,213	11,870	0	0.00
CD&R Artemis Holdco 2, Limited - Preferred Shares	(4)(6)		10.00%	8/19/2021		33,000,000	43,661	58,473	0.15
CD&R Ulysses Equity Holdings, LP - Common Shares	(4)(6)			8/19/2021		5,317,524	5,438	3,137	0.01
DCA TopCo, LP - Common Units	(4)			6/2/2026		1,196,804	10,612	10,616	0.02
Jayhawk Holdings, LP - Class A-1 Common Units	(4)			5/26/2021		12,472	2,220	274	0.00
Jayhawk Holdings, LP - Class A-2 Common Units	(4)			5/26/2021		6,716	1,195	148	0.00
Maia Aggregator, LP - Class A Units	(4)			2/1/2022		19,700,000	19,700	19,700	0.05
NC Eve, LP - LP Interest	(4)(6)			2/22/2022		2,500,000	3,398	0	0.00
WHCG Purchaser, Inc. - Class A Common Units	(4)			8/2/2024		10,966,377	0	0	0.00
							98,094	92,348	0.23

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

Equity and other - non-controlled/non-affiliated (continued)
Health Care Technology
Caerus Midco 2 S.à r.l. - Additional Vehicle Units	(4)(6)			10/28/2022		9,210,035	$988	$645	0.00%
Caerus Midco 2 S.à r.l. - Vehicle Units	(4)(6)			5/25/2022		4,941,452	4,941	3,113	0.01
Healthcomp Holding Company, LLC - Preferred Interest	(4)			11/8/2023		18,035	1,804	36	0.00
							7,733	3,794	0.01
Insurance
Beacon HC, Ltd. - Class A Shares	(4)(6)			12/4/2025		4,233	360	380	0.00
Beacon HC, Ltd. - Class C Shares	(4)(6)			12/4/2025		42	3	4	0.00
SelectQuote, Inc. - Warrants	(4)(6)			10/11/2024		2,204,746	0	617	0.00
Shelf Holdco, Ltd. - Common Equity	(4)(6)			12/30/2022		1,300,000	1,300	4,940	0.01
							1,663	5,941	0.01
IT Services
NC Ocala Co-Invest Beta, LP - LP Interest	(4)			11/12/2021		25,687,196	25,687	10,275	0.02
Life Sciences Tools & Services
Falcon Top Parent, LLC - Class A Common Units	(4)			11/6/2024		4,440,995	4,441	4,441	0.01
Metals & Mining
ContextLogic Holdings, LLC - Class A Convertible Preferred Units	(4)			4/1/2026		77,391	619	689	0.00
Pharmaceuticals
Elanco Animal Health, Inc. - Royalty Equity	(4)(6)			5/5/2025		75,000,000	68,875	94,294	0.23
Professional Services
Kwor Intermediate I, Inc. - Class A Common Shares	(4)			2/28/2025		1,289	1,175	219	0.00
Kwor Intermediate I, Inc. - Preferred Equity	(4)			2/28/2025		1,378	1,378	1,498	0.00
OHCP V TC COI, LP - LP Interest	(4)			6/29/2021		6,500,000	6,503	19,630	0.05
Tricor Horizon - LP Interest	(4)(6)			6/13/2022		15,009,079	15,009	15,309	0.04
Trinity Air Consultants Holdings Corp. - Common Units	(4)			6/12/2024		4,797	5	14	0.00
Victors CCC Topco, LP - Common Equity	(4)			6/1/2022		9,600,000	9,600	17,088	0.05
							33,670	53,758	0.14
Real Estate Management & Development
Community Management Holdings Parent, LP - Series A Preferred Units	(4)(7)		8.00%	11/1/2024		2,062,256	2,062	2,330	0.01

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

Equity and other - non-controlled/non-affiliated (continued)
Software
AI Titan Group Holdings, LP - Class A-2 Common Units	(4)				8/28/2024		1,103	$1,103	$1,123	0.00%
Connatix Parent, LLC - Class L Common Units	(4)				7/14/2021		126,136	1,388	120	0.00
Descartes Holdings, Inc. - Class A Common Stock	(4)				10/9/2023		93,758	4,060	0	0.00
Expedition Holdco, LLC - Class B Common Units	(4)				2/24/2022		810,810	810	558	0.00
Knockout Intermediate Holdings I, Inc. - Perpetual Preferred Stock	(4)	SOFR +	10.75%	14.48%	6/23/2022		26,899	26,226	27,178	0.06
Mandolin Technology Holdings, Inc. - Series A Preferred Shares	(4)			10.50%	7/30/2021		31,950,000	30,992	31,429	0.07
Mimecast Limited - LP Interest	(4)				5/3/2022		75,088,584	75,089	82,597	0.19
Noble Aggregator GP, LLC - GP Units	(4)				10/14/2025		1,732	0	0	0.00
Noble Aggregator, LP - Common Equity Class A Units	(4)				10/14/2025		1,732	1,732	1,704	0.00
TPG IX Newark CI, LP - LP Interest	(4)				10/26/2023		3,891,673	3,892	3,293	0.01
TravelPerk, Inc. - Warrants	(4)(6)				5/2/2024		244,818	2,101	4,181	0.01
Zoro - Common Equity	(4)				11/22/2022		1,195,880	11,959	12,640	0.03
Zoro - Series A Preferred Shares	(4)	SOFR +	9.50%	13.23%	11/22/2022		10,720	10,345	16,723	0.04
								169,697	181,546	0.41
Transportation Infrastructure
Enstructure, LLC - Series A-1 Units	(4)				9/27/2022		6,948,125	2,153	3,960	0.01
Enstructure, LLC - Preferred Equity	(4)	SOFR +	7.00%	10.73% PIK	8/15/2025		1,463,344	1,444	1,463	0.00
Ncp Helix Holdings, LLC - Preferred Shares	(4)			8.00%	8/3/2021		1,128,694	877	1,500	0.00
								4,474	6,923	0.01
Total Equity and other- non-controlled/non-affiliated								611,132	619,436	1.45
Equity and other - non-controlled/affiliated
Aerospace & Defense
Align Precision Group, LLC - Class A-3 Units	(4)(16)				7/3/2025		11,137	996	1,301	0.00
Distributors
GSO DL Co-Invest EIS LP (EIS Acquisition Holdings, LP - Class A Common Units)	(4)(6)(16)				11/1/2021		265,556	558	1,266	0.00
Media
DMS Topco, LLC - Class A Common Units	(4)(6)(16)				3/11/2025		133,433	5,432	3,896	0.02
Total Equity and other - non-controlled/affiliated								6,986	6,463	0.02

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

Equity and other - controlled/affiliated (excluding Investments in Joint Ventures)
Chemicals
Pigments Holdings, LP - LP Interest	(4)(6)(16)			4/14/2023		3,943	$0	$0	0.00%
Financial Services
Blackstone Private Real Estate Credit and Income Fund - Common Shares	(4)(6)(16)(21)			6/1/2025		18,628,295	477,500	486,944	1.14
Specialty Lending Company, LLC - LLC Interest	(4)(6)(16)			10/19/2021		333,279,000	333,279	331,546	0.78
							810,779	818,490	1.92
Health Care Providers & Services
New ACI Holdings, LLC - Class A Common Units	(4)(16)			6/29/2026		107,899	63,028	63,092	0.14
Insurance
CFCo, LLC (Benefytt Technologies, Inc.) - Class B Units	(4)(16)			9/28/2023		134,166,603	0	0	0.00
Media
Prodege International Holdings, LLC - Class A Units	(4)(16)			2/12/2026		76,634	129,944	123,096	0.29
Oil, Gas & Consumable Fuels
Pibb Member Holdings, LLC - LLC Interest	(4)(6)(16)			11/22/2024		225,000,000	214,844	225,338	0.53
Professional Services
Material+ Holding Company, LLC - Class C Units	(4)(16)			6/14/2024		63,589	0	0	0.00
Material+ Holding Company, LLC - Class A Preferred Units	(4)(16)			3/6/2026		52	0	0	0.00
Material+ Holding Company, LLC - Class A Units	(4)(16)			3/6/2026		233	0	0	0.00
Material+ Holding Company, LLC - Class B Preferred Units	(4)(16)			3/6/2026		34	0	0	0.00
							0	0	0.00
Specialty Retail
GSO DL CoInvest CI LP (CustomInk, LLC - Series A Preferred Units)	(4)(6)(16)			1/7/2021		1,500,000	1,421	1,796	0.00
Total Equity and other - controlled/affiliated (excluding Investments in Joint Ventures)							1,220,016	1,231,812	2.88
Total Equity and other							1,838,134	1,857,711	4.35

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

Investments in Joint Ventures
BCRED Emerald JV LP - LP Interest	(6)(16)			1/19/2022			$1,836,000	$1,560,656	3.65%
BCRED Verdelite JV LP - LP Interest	(6)(16)			10/21/2022			117,706	99,669	0.23
							1,953,706	1,660,325	3.88
Total Investments in Joint Ventures							1,953,706	1,660,325	3.88
Total Investments - non-controlled/non-affiliated							76,369,923	74,110,052	173.26
Total Investments - non-controlled/affiliated							42,458	40,516	0.10
Total Investments - controlled/affiliated (excluding Investments in Joint Ventures)							1,981,764	1,838,214	4.30
Total Investments - Investments in Joint Ventures							1,953,706	1,660,325	3.88
Total Investment Portfolio							80,347,851	77,649,107	181.54
Cash and Cash Equivalents
Fidelity Investments Money Market Treasury Portfolio - Class I			3.55%				230	230	0.00
State Street Institutional U.S. Government Money Market Fund - Investor Class			3.50%				11,966	11,966	0.03
State Street Institutional U.S. Government Money Market Fund - Premier Class			3.58%				2,648	2,648	0.01
Other Cash and Cash Equivalents							2,001,162	2,001,162	4.68
Total Cash and Cash Equivalents							2,016,006	2,016,006	4.72
Total Portfolio Investments, Cash and Cash Equivalents							$82,363,857	$79,665,113	186.26%
(1)Unless otherwise indicated, all debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Condensed Consolidated Schedule of Investments) are denominated in U.S. Dollars. As of June 30, 2026, the Company had investments denominated in Canadian Dollars (CAD), Euros (EUR), British Pounds (GBP), Swiss Francs (CHF), Danish Krone (DKK), Swedish Krona (SEK), Norwegian Krone (NOK), New Zealand Dollars (NZD), and Australian Dollars (AUD). All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. The total par amount (in thousands) is presented for debt investments and structured finance obligations, while the number of shares or units (in whole amounts) owned is presented for equity investments. Each of the Company’s investments is pledged as collateral, under one or more of its credit facilities unless otherwise indicated.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either Sterling Overnight Interbank Average Rate (“SONIA” or “S”), Euro Interbank Offer Rate (“Euribor” or “E”), Secured Overnight Financing Rate (“SOFR”), Stockholm Interbank Offered Rate (“STIBOR” or “ST”), Copenhagen Interbank Offered Rate (“CIBOR” or “CI”), Norwegian Interbank Offered Rate (“NIBOR” or “N”), Swiss Average Rate Overnight (“SARON” or “SA”), New Zealand Bank Bill Reference Rate (“BKBM” or “B”), Australian Bank Bill Swap Bid Rate (“BBSY” or “BB”), Canadian Overnight Repo Rate Average (“CORRA” or “CA”), or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of June 30, 2026. Variable rate loans typically include an interest reference rate floor feature.
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
(6)The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”). The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70.0% of the Company’s total assets. As of June 30, 2026, non-qualifying assets represented 25.8% of total assets as calculated in accordance with regulatory requirements.

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2026
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

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Abacus Holdco 2, Oy	Delayed Draw Term Loan	8/13/2027	$160	$—
Accordion Partners, LLC	Revolver	11/15/2031	9,612	(48)
Accordion Partners, LLC	Delayed Draw Term Loan	12/17/2027	34,528	—
Accuity Delivery Systems, LLC	Revolver	5/29/2031	29,497	(147)
Acumatica Holdings, Inc.	Revolver	7/28/2032	10,565	(106)
ADCS Clinics Intermediate Holdings, LLC	Revolver	8/7/2026	1,338	—
AI Titan Parent, Inc.	Delayed Draw Term Loan	9/30/2026	17,093	—
AI Titan Parent, Inc.	Revolver	8/29/2031	13,784	(138)
Albireo Energy, LLC	Delayed Draw Term Loan	8/5/2027	7,071	—
Align Precision Group, LLC	Delayed Draw Term Loan	4/3/2030	350	—
Allium Buyer, LLC	Revolver	5/2/2029	249	(7)
Alpine Intel Intermediate 2, LLC	Delayed Draw Term Loan	12/20/2026	39,281	—
American Restoration Holdings, LLC	Delayed Draw Term Loan	2/19/2027	26,416	—
Amerilife Holdings, LLC	Revolver	8/31/2028	51,995	—
Amerilife Holdings, LLC	Delayed Draw Term Loan	2/28/2027	33,911	—
Amerivet Partners Management, Inc.	Revolver	2/25/2028	11,511	(993)
Ampirical Solutions, LLC	Delayed Draw Term Loan	9/30/2027	43,992	(220)
Ampirical Solutions, LLC	Revolver	9/30/2032	11,731	(117)
Analytic Partners, LP	Revolver	4/4/2030	4,891	(98)
Anaplan, Inc.	Revolver	6/21/2028	47,983	(960)
Animal Wellness Investments S.p.A	Delayed Draw Term Loan	1/15/2029	12,690	—
Anthracite Buyer, Inc.	Revolver	12/3/2032	19,960	(100)
Apex Companies, LLC	Delayed Draw Term Loan	10/24/2027	20,497	—
Apple AU Finco Pty, Ltd.	Delayed Draw Term Loan	5/28/2029	7,889	(38)
Apple SG Bidco Pte. Ltd.	Delayed Draw Term Loan	5/28/2029	40	—
Aptean, Inc.	Revolver	1/29/2031	3,622	—
Aptean, Inc.	Delayed Draw Term Loan	2/14/2027	8,058	—
Armada Parent, Inc.	Revolver	10/29/2030	27,000	—
Arnhem BidCo, GmbH	Delayed Draw Term Loan	10/1/2027	42,221	—
Articulate Global, LLC	Revolver	10/24/2032	5,997	(30)
Aryeh Bidco Investment, Ltd.	Delayed Draw Term Loan	1/14/2028	4,905	—
Aryeh Bidco Investment, Ltd.	Revolver	1/14/2033	3,597	—
Ascend Buyer, LLC	Revolver	9/30/2028	7,443	—
Astra Service Partners, LLC	Delayed Draw Term Loan	11/26/2027	25,959	—
Atlas CC Acquisition Corp.	Letter of Credit	5/25/2029	14,403	—
AuditBoard, Inc.	Revolver	7/12/2031	15,377	(154)
Avoca CLO 41 DAC	Structured Finance Obligations - Equity Instruments	2/16/2029	9,268	—
Axsome Therapeutics, Inc.	Delayed Draw Term Loan	5/31/2027	45,195	—
Axsome Therapeutics, Inc.	Revolver	5/8/2030	10,043	—
Azurite Intermediate Holdings, Inc.	Revolver	3/19/2031	6,840	(590)
Baker Tilly Advisory Group, LP	Revolver	6/3/2030	74,077	—
Balboa Bay Loan Funding 2025-3, Ltd.	Structured Finance Obligations - Equity Instruments	11/27/2028	2,421	—
Bamboo US BidCo, LLC	Revolver	9/29/2029	4,205	—
Banyan Software Holdings, LLC	Revolver	1/2/2031	4,732	—
Banyan Software Holdings, LLC	Delayed Draw Term Loan	10/8/2027	43,031	—
Barings CLO, Ltd. Tango	Structured Finance Obligations - Equity Instruments	11/21/2026	3,088	—
Bayshore Intermediate #2, LP	Revolver	10/1/2027	13,893	—

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Bazaarvoice, Inc.	Revolver	5/7/2029	$60,787	$(456)
Beacon Dc, Ltd.	Revolver	12/4/2032	680	—
Bimini Group Purchaser, Inc.	Revolver	4/25/2031	29,847	—
Biotouch Global Solutions, Inc.	Delayed Draw Term Loan	8/27/2027	29,503	(221)
Biotouch Global Solutions, Inc.	Revolver	8/27/2032	4,721	—
Blue Sky Buyer, LLC	Revolver	2/28/2033	17,986	—
Bluefin Holding, LLC	Revolver	9/12/2029	7,533	—
Brave Parent Holdings, Inc.	Revolver	11/28/2030	57,580	—
Brilliance Technologies, Inc.	Revolver	3/11/2032	52,952	(530)
Brilliance Technologies, Inc.	Delayed Draw Term Loan	9/11/2027	76,123	—
Businessolver.com, Inc.	Delayed Draw Term Loan	12/3/2027	28,315	(71)
Businessolver.com, Inc.	Revolver	12/3/2032	12,611	(63)
Caerus US 1, Inc.	Revolver	5/25/2029	19,056	—
Cambium Learning Group, Inc.	Revolver	7/20/2027	101,715	—
Cambrex Corp.	Revolver	3/5/2032	10,724	—
Canadian Hospital Specialties, Ltd.	Revolver	4/15/2027	2,570	—
Carr Riggs & Ingram Capital, LLC	Revolver	11/18/2031	8,646	—
Carr Riggs & Ingram Capital, LLC	Delayed Draw Term Loan	11/18/2026	14,570	—
Carval CLO XIII-C, Ltd.	Structured Finance Obligations - Equity Instruments	6/24/2027	4,594	—
Castle Management Borrower, LLC	Revolver	11/3/2029	3,750	—
Castle Management Borrower, LLC	Delayed Draw Term Loan	12/9/2027	20,234	—
CCI Buyer, Inc.	Revolver	5/13/2032	6,767	(68)
CEP V Investment 11 S.à r.l.	Delayed Draw Term Loan	9/1/2026	43,967	(489)
CFGI Holdings, LLC	Revolver	11/2/2029	19,950	(499)
CFS Brands, LLC	Revolver	10/2/2029	13,372	—
Channelside AcquisitionCo, Inc.	Revolver	3/31/2028	18,758	(469)
Chartwell Cumming Holding Corp.	Revolver	6/16/2033	44,716	(697)
Cielo Bidco, Ltd.	Delayed Draw Term Loan	3/31/2030	509	—
Cielo Bidco, Ltd.	Delayed Draw Term Loan	3/31/2030	15	—
Cisive Holdings Corp.	Revolver	12/7/2029	4,445	(89)
CJX Borrower, LLC	Delayed Draw Term Loan	7/14/2027	784	—
Clearview Buyer, Inc.	Revolver	2/26/2029	11,857	—
Commander Buyer, Inc.	Delayed Draw Term Loan	6/26/2027	44,138	(221)
Commander Buyer, Inc.	Revolver	6/25/2032	29,425	(294)
Community Management Holdings Midco 2, LLC	Revolver	11/1/2031	2,773	—
Community Management Holdings Midco 2, LLC	Delayed Draw Term Loan	7/8/2027	1,018	—
Community Management Holdings Parent, LP	Equity		911	—
Compsych Investments Corp.	Delayed Draw Term Loan	7/22/2027	20,230	(961)
Connatix Buyer, Inc.	Revolver	7/14/2027	4,562	—
Conservice Midco, LLC	Revolver	2/25/2033	11,272	(205)
Consor Intermediate II, LLC	Delayed Draw Term Loan	11/10/2026	24,145	(48)
Consor Intermediate II, LLC	Revolver	5/10/2031	8,888	—
Continental Buyer, Inc.	Revolver	4/2/2031	4,282	—
Continental Buyer, Inc.	Revolver	4/2/2031	6,862	(34)
Continental Buyer, Inc.	Revolver	4/2/2031	3,283	(16)
Continental Buyer, Inc.	Delayed Draw Term Loan	4/21/2028	4,597	—
Coupa Software, Inc.	Revolver	2/27/2029	42	—
CRC Insurance Group, LLC	Revolver	5/6/2029	19,321	(472)
CRCI Longhorn Holdings, Inc.	Revolver	8/27/2031	11,110	(147)
CRCI Longhorn Holdings, Inc.	Delayed Draw Term Loan	8/27/2026	9,351	—
Creek Parent, Inc.	Revolver	12/18/2031	19,175	(983)

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Crewline Buyer, Inc.	Revolver	11/8/2030	$12,745	$(371)
Crimson FLS Acquisition, Inc.	Revolver	2/18/2033	28,658	—
Crimson FLS Acquisition, Inc.	Delayed Draw Term Loan	2/18/2028	44,573	—
Crumbl Enterprises, LLC	Revolver	4/30/2032	6,881	(172)
CT Technologies Intermediate Holdings, Inc.	Delayed Draw Term Loan	8/30/2026	11,634	—
CT Technologies Intermediate Holdings, Inc.	Revolver	8/30/2031	34,417	(344)
CT Technologies Intermediate Holdings, Inc.	Delayed Draw Term Loan	5/23/2027	10,132	—
CT Technologies Intermediate Holdings, Inc.	Delayed Draw Term Loan	8/5/2027	10,080	—
CT Technologies Intermediate Holdings, Inc.	Delayed Draw Term Loan	5/23/2027	6,774	—
CyrusOne Revolving Warehouse	Revolver	7/2/2027	108,682	—
Databricks, Inc.	Delayed Draw Term Loan	1/5/2028	235,000	—
DCG Acquisition Corp.	Revolver	6/13/2031	36,470	(365)
Denali Bidco, Ltd.	Delayed Draw Term Loan	9/5/2027	300	(3)
Denali Intermediate Holdings, Inc.	Revolver	8/26/2032	1,628	—
Denali TopCo, LLC	Delayed Draw Term Loan	8/26/2028	27,099	(135)
Denali TopCo, LLC	Revolver	8/26/2032	13,007	(130)
Diligent Corp.	Revolver	8/2/2030	20,167	—
Discovery Education, Inc.	Revolver	4/9/2029	6,227	—
Divisions Holding Corp.	Revolver	4/17/2032	6,469	—
DM Intermediate Parent, LLC	Revolver	9/30/2030	30,960	—
DM Intermediate Parent, LLC	Delayed Draw Term Loan	9/30/2026	1,115	—
DM Intermediate Parent, LLC	Delayed Draw Term Loan	12/19/2027	11,891	—
Doit International, Ltd.	Delayed Draw Term Loan	11/25/2026	66,711	(500)
Doit International, Ltd.	Revolver	11/26/2029	33,356	—
DTA Intermediate II, Ltd.	Revolver	3/27/2030	12,961	—
DTI Holdco, Inc.	Revolver	1/25/2029	13,200	—
Dwyer Instruments, LLC	Revolver	7/20/2029	1,106	—
Eagan Parent, Inc.	Delayed Draw Term Loan	9/8/2027	5,311	(13)
Eagan Parent, Inc.	Revolver	9/8/2032	2,833	(14)
East River Bidco, GmbH	Delayed Draw Term Loan	3/26/2028	31	—
Eden Acquisitionco, Ltd.	Delayed Draw Term Loan	11/17/2026	1,802	(23)
Edison Bidco, AS	Delayed Draw Term Loan	12/18/2026	679	—
Electro Switch Business Trust, LLC	Revolver	9/2/2032	20,501	—
ELK Bidco, Inc.	Revolver	6/13/2032	13,471	(67)
ELK Bidco, Inc.	Delayed Draw Term Loan	12/13/2027	14,968	(32)
EMB Purchaser, Inc.	Delayed Draw Term Loan	2/12/2029	139,253	(522)
EMB Purchaser, Inc.	Delayed Draw Term Loan	3/13/2028	22,356	—
EMB Purchaser, Inc.	Revolver	3/12/2032	12,206	—
Emergency Power Holdings, LLC	Delayed Draw Term Loan	8/17/2027	12,036	(17)
Endeavor Schools Holdings, LLC	Delayed Draw Term Loan	1/3/2027	20,926	—
Enstructure, LLC	Delayed Draw Term Loan	2/15/2027	83,228	(624)
ENV Bidco, AB	Delayed Draw Term Loan	7/29/2026	31,622	(391)
Essential Services Holding Corp.	Revolver	6/17/2030	5,071	—
Everbridge Holdings, LLC	Delayed Draw Term Loan	7/2/2026	5,292	—
Everbridge Holdings, LLC	Revolver	7/2/2031	3,481	—
Excelitas Technologies Corp.	Revolver	8/12/2028	14,780	(111)
Experity, Inc.	Revolver	2/22/2030	17,835	(268)
Experity, Inc.	Delayed Draw Term Loan	9/13/2026	32,405	—
Falcon Parent Holdings, Inc.	Delayed Draw Term Loan	8/15/2027	12,467	(94)
Falcon Parent Holdings, Inc.	Revolver	11/6/2031	11,121	—
Fastener Distribution Holdings, LLC	Delayed Draw Term Loan	10/31/2026	41,834	—
Fern Bidco, Ltd.	Delayed Draw Term Loan	7/3/2027	19,787	—

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Firmus Supercloud Pty, Ltd.	Delayed Draw Term Loan	3/15/2027	$320,538	$—
Flatiron CLO 34, Ltd.	Structured Finance Obligations - Equity Instruments	10/8/2026	3,000	—
Flexera Software, LLC	Revolver	8/15/2032	13,582	(34)
Foundation Risk Partners Corp.	Revolver	10/29/2029	10,677	—
Foundation Risk Partners Corp.	Delayed Draw Term Loan	2/26/2027	7,854	—
Frontgrade Technologies Holdings, Inc.	Revolver	1/9/2028	387	—
Frontline Road Safety, LLC	Revolver	3/4/2032	13,878	(278)
Frontline Road Safety, LLC	Delayed Draw Term Loan	3/4/2028	255	—
FusionSite Midco, LLC	Revolver	11/16/2029	7,152	—
FusionSite Midco, LLC	Delayed Draw Term Loan	11/16/2029	8,810	—
G&A Partners Holding Company II, LLC	Revolver	3/1/2030	5,918	—
Galaxy CLO Warehouse 2025-1, Ltd.	Structured Finance Obligations - Equity Instruments	10/8/2026	13,875	—
Galway Borrower, LLC	Revolver	9/29/2028	13,893	—
Galway Borrower, LLC	Delayed Draw Term Loan	2/7/2028	10,913	(95)
Gatekeeper Systems, Inc.	Delayed Draw Term Loan	8/27/2026	42,075	—
Gatekeeper Systems, Inc.	Revolver	8/28/2030	18,477	(878)
GFT Infrastructure, Inc.	Revolver	8/5/2030	14,930	—
GGG Midco, LLC	Delayed Draw Term Loan	4/1/2028	20,242	—
GGG Midco, LLC	Revolver	4/1/2033	11,567	(116)
GI Ranger Intermediate, LLC	Revolver	10/29/2027	4,500	—
Gigamon, Inc.	Revolver	3/10/2028	12,887	—
Granicus, Inc.	Revolver	1/17/2031	3,941	—
Granicus, Inc.	Delayed Draw Term Loan	7/31/2026	679	(7)
Great Day Improvements, LLC	Revolver	6/13/2030	2,366	—
Grid Alliance Partners, LLC	Delayed Draw Term Loan	7/1/2027	3,688	(111)
Grid Alliance Partners, LLC	Revolver	7/1/2030	13,039	—
Griffon Bidco, Inc.	Delayed Draw Term Loan	9/30/2027	21,819	(109)
Griffon Bidco, Inc.	Revolver	7/31/2031	21,819	(218)
Ground Penetrating Radar Systems, LLC	Delayed Draw Term Loan	7/2/2027	20,297	—
Ground Penetrating Radar Systems, LLC	Revolver	1/2/2032	11,776	—
GS Acquisitionco, Inc.	Revolver	5/25/2028	3	—
GS Acquisitionco, Inc.	Delayed Draw Term Loan	5/16/2027	3,214	(8)
GTCR Everest Borrower, LLC	Revolver	9/5/2029	3,125	(108)
Guardian Bidco, Inc.	Delayed Draw Term Loan	8/14/2028	3,881	(39)
Gusto Sing Bidco Pte, Ltd.	Delayed Draw Term Loan	11/15/2027	102	—
Helix TS, LLC	Delayed Draw Term Loan	10/22/2027	10,478	—
Helix TS, LLC	Delayed Draw Term Loan	6/30/2028	25,000	(125)
Higginbotham Insurance Agency, Inc.	Delayed Draw Term Loan	12/11/2027	27,471	—
High Street Buyer, Inc.	Revolver	4/16/2027	4,186	(84)
High Street Buyer, Inc.	Delayed Draw Term Loan	7/18/2027	52,310	—
HMH Education, Inc.	Revolver	4/7/2027	4,500	—
Horizon CTS Buyer, LLC	Delayed Draw Term Loan	10/25/2027	20,213	—
Horizon CTS Buyer, LLC	Revolver	3/28/2032	14,843	—
HPS Freshwater Warehouse Parent, Ltd.	Structured Finance Obligations - Equity Instruments	10/8/2026	4,703	—
Icefall Parent, Inc.	Revolver	1/25/2030	8,637	—
IEM New Sub 2, LLC	Delayed Draw Term Loan	12/3/2027	62,860	(157)
IEM New Sub 2, LLC	Delayed Draw Term Loan	12/3/2027	76,076	(571)
IG Investments Holdings, LLC	Revolver	9/22/2028	55,717	—
Imagine 360, LLC	Delayed Draw Term Loan	9/18/2026	13,684	(68)
Imagine 360, LLC	Revolver	9/30/2028	8,582	(86)

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Inception Fertility Ventures, LLC	Revolver	4/29/2030	$8,591	$—
INK BC Bidco S.p.A.	Delayed Draw Term Loan	7/16/2028	12,638	—
Integrity Marketing Acquisition, LLC	Delayed Draw Term Loan	8/27/2026	8,074	(283)
Integrity Marketing Acquisition, LLC	Revolver	8/25/2028	2,861	(190)
IQN Holding Corp.	Revolver	5/2/2028	2,217	—
IRI Group Holdings, Inc.	Revolver	12/1/2028	110,034	—
Iris Buyer, LLC	Revolver	10/2/2029	7,870	—
Iris Buyer, LLC	Delayed Draw Term Loan	8/4/2026	3,617	—
ISQ Hawkeye Holdco, Inc.	Delayed Draw Term Loan	8/20/2026	1,355	(10)
ISQ Hawkeye Holdco, Inc.	Revolver	8/20/2030	476	—
Java Buyer, Inc.	Revolver	12/15/2030	56,623	—
Java Buyer, Inc.	Delayed Draw Term Loan	2/6/2028	115,453	—
Java Buyer, Inc.	Delayed Draw Term Loan	2/6/2028	29,343	—
Jeppesen Holdings, LLC	Revolver	11/1/2032	17,000	(128)
Jones Fish Hatcheries & Distributors, LLC	Revolver	11/19/2032	4,116	(72)
Jones Fish Hatcheries & Distributors, LLC	Delayed Draw Term Loan	11/19/2027	14,882	—
JS Parent, Inc.	Revolver	4/24/2031	7,880	(39)
JSG II, Inc.	Delayed Draw Term Loan	9/30/2027	97,949	(245)
JSG II, Inc.	Revolver	9/30/2032	41,978	(210)
JSS Holdings, Inc.	Delayed Draw Term Loan	11/8/2026	136,995	(685)
June Purchaser, LLC	Delayed Draw Term Loan	11/29/2026	575	—
Jupiter Purchaser, LLC	Delayed Draw Term Loan	6/5/2029	79,988	—
Kaseya, Inc.	Revolver	3/20/2030	25,000	(6,564)
Kattegat Project Bidco, AB	Delayed Draw Term Loan	10/5/2026	12,225	(161)
Knight Acquireco, LLC	Delayed Draw Term Loan	11/6/2027	23,547	(59)
Knowledge Pro Buyer, Inc.	Revolver	12/10/2027	4,594	(46)
Knowledge Pro Buyer, Inc.	Revolver	12/10/2029	3,384	—
Knowledge Pro Buyer, Inc.	Delayed Draw Term Loan	6/11/2027	4,249	—
Koala Investment Holdings, Inc.	Delayed Draw Term Loan	2/29/2028	17,044	(85)
Koala Investment Holdings, Inc.	Revolver	8/29/2032	3,560	—
Kona Buyer, LLC	Revolver	7/23/2031	30,760	—
Kona Buyer, LLC	Delayed Draw Term Loan	2/5/2028	90,826	(454)
KStone Buyer, Inc.	Delayed Draw Term Loan	1/2/2028	23,316	—
KStone Buyer, Inc.	Revolver	1/2/2032	20,985	(210)
Kwol Acquisition, Inc.	Revolver	12/6/2029	1,659	(12)
Kwor Acquisition, Inc.	Revolver	2/28/2030	1,093	—
Kwor Acquisition, Inc.	Delayed Draw Term Loan	2/28/2027	1,379	(7)
Loar Group, Inc.	Delayed Draw Term Loan	9/30/2026	35,000	—
Lobos Parent, Inc.	Delayed Draw Term Loan	9/26/2028	7,356	(38)
Lobos Parent, Inc.	Revolver	9/26/2031	4,403	—
Lobos Parent, Inc.	Revolver	9/26/2031	2,331	(17)
LogicMonitor, Inc.	Revolver	11/19/2031	11,450	(143)
LogicMonitor, Inc.	Delayed Draw Term Loan	9/1/2027	15,648	(98)
LPW Group Holdings, Inc.	Revolver	3/15/2030	6,566	—
Lsf12 Crown US Commercial Bidco, LLC	Revolver	12/2/2029	24,405	(111)
LSF12 Helix Parent, LLC	Revolver	2/10/2031	36,000	(810)
LSF12 Phoenix Holdco, LLC	Revolver	3/25/2033	17,500	(224)
Magneto Components BuyCo, LLC	Revolver	12/5/2029	8,983	—
Mandolin Technology Intermediate Holdings, Inc.	Revolver	4/30/2028	9,033	—
MannKind Corp.	Delayed Draw Term Loan	8/6/2027	29,592	—
Mantech International, CP	Revolver	9/14/2028	111,612	(1,674)
Material Holdings, LLC	Revolver	8/19/2027	3,179	—

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Material Holdings, LLC	Delayed Draw Term Loan	8/19/2027	$13,394	$—
Maverick Bidco, Inc.	Revolver	12/2/2031	17,099	(64)
Maverick Bidco, Inc.	Delayed Draw Term Loan	12/2/2027	17,351	(20)
Mavis Tire Express Services Topco, Corp.	Revolver	5/4/2028	9,000	(75)
MB2 Dental Solutions, LLC	Revolver	2/13/2031	1,905	—
Medline Borrower, LP	Revolver	10/21/2026	17,850	(239)
MEDX AMCP Holdings, LLC	Revolver	7/21/2032	3,952	(40)
MEDX AMCP Holdings, LLC	Delayed Draw Term Loan	7/21/2027	9,237	(43)
MHE Intermediate Holdings, LLC	Revolver	7/21/2027	321	—
Minerva Bidco, Ltd.	Delayed Draw Term Loan	12/2/2028	53,627	(405)
Minotaur Acquisition, Inc.	Revolver	5/10/2030	9,910	(50)
ML Holdco, LLC	Delayed Draw Term Loan	10/24/2027	17,655	(44)
Modernizing Medicine, Inc.	Revolver	4/30/2032	4,208	(42)
More Cowbell II, LLC	Delayed Draw Term Loan	9/3/2027	5,872	(27)
More Cowbell II, LLC	Revolver	9/1/2029	12,971	—
MPG Parent Holdings, LLC	Revolver	1/8/2030	2,232	—
MPG Parent Holdings, LLC	Delayed Draw Term Loan	1/8/2027	3,460	—
MRH Trowe Beteiligungsgesellschaft mbH	Delayed Draw Term Loan	5/15/2028	58	—
MRH Trowe Beteiligungsgesellschaft mbH	Revolver	11/15/2031	35	—
MRI Software, LLC	Revolver	2/10/2028	20,436	—
MRI Software, LLC	Delayed Draw Term Loan	10/2/2027	6,344	—
Muzinich Enhanced Loan Origination Fund I, LP	Equity		43,197	—
Namecheap, Inc.	Revolver	5/21/2032	11,567	(116)
Natus Medical, Inc.	Revolver	7/21/2027	6,000	—
NAVEX TopCo, Inc.	Revolver	10/14/2031	11,668	(213)
NAVEX TopCo, Inc.	Delayed Draw Term Loan	10/14/2027	57,143	(143)
Navigator Acquiror, Inc.	Delayed Draw Term Loan	7/15/2030	15,767	—
Navigator Acquiror, Inc.	Delayed Draw Term Loan	7/15/2030	15,767	—
NDC Acquisition Corp.	Revolver	3/9/2028	1,284	—
NDT Global Holding, Inc.	Revolver	6/4/2032	10,153	(102)
NDT Global Holding, Inc.	Delayed Draw Term Loan	6/4/2027	11,371	—
Nephele III, BV	Delayed Draw Term Loan	12/17/2027	28	—
Neptune Holdings, Inc.	Revolver	8/31/2029	2,000	(50)
Netsmart Technologies, Inc.	Delayed Draw Term Loan	11/17/2027	18,756	(94)
Netsmart Technologies, Inc.	Revolver	8/23/2031	26,555	(465)
Noble Midco 3, Ltd.	Delayed Draw Term Loan	6/10/2027	9,042	(45)
Noble Midco 3, Ltd.	Revolver	12/10/2030	5,124	—
North Haven Ushc Acquisition, Inc.	Revolver	10/29/2027	1,549	—
North Haven Ushc Acquisition, Inc.	Delayed Draw Term Loan	8/28/2026	23,938	—
Oak Funding, LLC	Delayed Draw Term Loan	12/2/2027	13,774	(69)
Octane Purchaser, Inc.	Revolver	5/19/2032	35,253	(176)
OEConnection, LLC	Delayed Draw Term Loan	12/23/2028	18,447	—
OEConnection, LLC	Revolver	12/18/2032	4,858	(24)
OEI, Inc.	Revolver	12/29/2031	7,889	(59)
OEI, Inc.	Delayed Draw Term Loan	12/29/2027	19,722	(74)
OMEGA II AB	Delayed Draw Term Loan	6/17/2028	14,833	(37)
Onex Baltimore Buyer, Inc.	Delayed Draw Term Loan	4/29/2028	24,019	—
ONS MSO, LLC	Revolver	7/8/2028	753	—
Onward Acquireco, Inc.	Revolver	4/1/2033	23,449	(176)
Onward Acquireco, Inc.	Delayed Draw Term Loan	4/1/2028	56,282	(211)
Optimizely North America, Inc.	Revolver	10/30/2031	3,007	(30)
Optus 1011, GmbH	Delayed Draw Term Loan	11/30/2028	17,651	—

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Oxford Global Resources, Inc.	Revolver	8/17/2027	$9,254	$—
Paisley Bidco, Ltd.	Delayed Draw Term Loan	5/7/2027	2,102	(8)
PAS Parent, Inc.	Delayed Draw Term Loan	8/18/2028	41,432	(207)
PAS Parent, Inc.	Revolver	8/18/2031	19,250	(193)
Patriot Growth Insurance Services, LLC	Revolver	10/16/2028	7,135	(143)
Pave America Holding, LLC	Revolver	8/27/2032	10,140	—
Pave America Holding, LLC	Delayed Draw Term Loan	8/29/2027	13,520	—
Penta CLO Beacon DAC	Structured Finance Obligations - Equity Instruments	1/8/2027	8,473	—
Petrus Buyer, Inc.	Revolver	10/17/2029	1,475	—
Phoenix 1 Buyer Corp.	Revolver	11/20/2029	8,349	—
Pike Electric Corp.	Revolver	12/18/2032	39,994	(200)
Pike Electric Corp.	Delayed Draw Term Loan	12/19/2028	59,991	(150)
Pikes Peak Bravo	Structured Finance Obligations - Equity Instruments	9/5/2027	7,540	—
PKF O'Connor Davies Advisory, LLC	Delayed Draw Term Loan	11/18/2026	29,837	—
PKF O'Connor Davies Advisory, LLC	Revolver	11/15/2031	11,413	—
Plasma Buyer, LLC	Delayed Draw Term Loan	3/31/2027	4,951	—
Plasma Buyer, LLC	Revolver	5/12/2028	65	—
Polyphase Elevator Holding, Co.	Delayed Draw Term Loan	11/24/2027	1,801	—
Polyphase Elevator Holding, Co.	Revolver	11/24/2032	6,000	(45)
PPT Purchaser, LLC	Revolver	12/23/2032	76,523	—
PPT Purchaser, LLC	Delayed Draw Term Loan	12/23/2027	44,586	(111)
PPV Intermediate Holdings, LLC	Revolver	8/31/2029	6,442	—
PPV Intermediate Holdings, LLC	Delayed Draw Term Loan	8/7/2026	11,927	—
Prestige Brands, Inc.	Delayed Draw Term Loan	6/13/2033	263	—
Profile Products, LLC	Revolver	11/12/2027	4,474	—
Profile Products, LLC	Revolver	11/12/2027	6,591	—
Project Leopard Holdings, Inc.	Revolver	7/20/2027	2,370	—
QBS Parent, Inc.	Revolver	6/3/2032	10,967	—
QBS Parent, Inc.	Delayed Draw Term Loan	6/3/2027	18,761	—
QF Holdings, Inc.	Delayed Draw Term Loan	12/29/2027	25,096	(63)
QF Holdings, Inc.	Revolver	12/15/2032	13,970	—
R1 Holdings, LLC	Revolver	12/29/2028	31	—
RailPros Parent, LLC	Delayed Draw Term Loan	5/24/2027	5,024	—
RailPros Parent, LLC	Revolver	5/24/2032	3,589	(36)
Rally Buyer, Inc.	Revolver	7/19/2029	2,759	—
Raven Acquisition Holdings, LLC	Delayed Draw Term Loan	11/19/2026	200	(2)
Red Fox CD Acquisition Corp.	Delayed Draw Term Loan	11/21/2026	2,141	—
Redwood Services Group, LLC	Delayed Draw Term Loan	2/11/2028	79,786	—
Regatta Kilo	Structured Finance Obligations - Equity Instruments	12/27/2026	1,542	—
Rhea Parent, Inc.	Revolver	12/20/2030	28,910	(289)
Riser Merger Sub, Inc.	Delayed Draw Term Loan	6/4/2028	20,947	—
Riser Merger Sub, Inc.	Revolver	10/31/2029	15,180	—
Riser Merger Sub, Inc.	Delayed Draw Term Loan	4/15/2027	30,262	(151)
Rocket Buyer, LLC	Delayed Draw Term Loan	2/21/2028	55,253	—
Rocket Buyer, LLC	Revolver	2/18/2033	17,784	—
Saber Parent Holdings Corp.	Revolver	12/16/2032	41,487	—
Saber Parent Holdings Corp.	Delayed Draw Term Loan	12/16/2028	113,124	—
Saber Parent Holdings Corp.	Letter of Credit	3/16/2027	9,053	—
Saber Power Services, LLC	Revolver	10/21/2031	24,892	—
SAFEbuilt, LLC	Delayed Draw Term Loan	1/8/2028	21,418	(107)

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
SAFEbuilt, LLC	Revolver	1/8/2032	$8,032	$(80)
Safety Borrower Holdings, LP	Revolver	12/19/2032	5,499	—
Safety Borrower Holdings, LP	Delayed Draw Term Loan	12/19/2027	8,254	(21)
Sam Holding Co, Inc.	Delayed Draw Term Loan	6/30/2028	42,462	—
Scorpio BidCo SAS	Delayed Draw Term Loan	10/4/2026	7,858	(83)
Seahawk Bidco, LLC	Revolver	12/19/2030	18,461	—
Seahawk Bidco, LLC	Delayed Draw Term Loan	12/24/2027	109,427	—
SEKO Global Logistics Network, LLC	Delayed Draw Term Loan	5/10/2027	300	—
Seven Bidco, SASU	Delayed Draw Term Loan	8/29/2028	42,456	(207)
Severin Acquisition, LLC	Delayed Draw Term Loan	10/1/2027	51,366	—
Severin Acquisition, LLC	Revolver	10/1/2031	20,695	—
SG Acquisition, Inc.	Revolver	4/3/2030	13,537	—
Signant Finance One, Ltd.	Revolver	10/16/2031	27,937	—
Signant Finance One, Ltd.	Delayed Draw Term Loan	10/16/2027	50,795	(254)
Simplicity Financial Marketing Group Holdings, Inc.	Delayed Draw Term Loan	12/31/2026	788	—
Simplicity Financial Marketing Group Holdings, Inc.	Revolver	12/31/2031	6,041	(60)
Simplicity Financial Marketing Group Holdings, Inc.	Delayed Draw Term Loan	6/10/2028	15,881	(119)
SIQ Holdings III Corp.	Revolver	12/19/2030	28,723	(359)
SIQ Holdings III Corp.	Delayed Draw Term Loan	12/19/2027	31,595	—
Skylark UK Debtco, Ltd.	Delayed Draw Term Loan	12/8/2028	5,759	—
Smartronix, LLC	Revolver	2/7/2030	12,316	—
Smile Doctors, LLC	Revolver	12/23/2027	51,955	(1,818)
Solis Midco, SAS	Delayed Draw Term Loan	4/8/2029	145	—
Spaceship Purchaser, Inc.	Revolver	10/17/2031	74,961	(598)
Spaceship Purchaser, Inc.	Delayed Draw Term Loan	10/17/2027	149,081	(359)
SpecialtyCare, Inc.	Delayed Draw Term Loan	8/26/2027	1,794	—
SpecialtyCare, Inc.	Revolver	12/18/2029	5,935	(30)
Spectrum Safety Solutions Purchaser, LLC	Delayed Draw Term Loan	7/1/2026	55,574	—
Spectrum Safety Solutions Purchaser, LLC	Revolver	7/1/2030	28,354	—
Speedster Bidco, GmbH	Revolver	6/10/2031	23,253	(1,534)
Stepping Stones Healthcare Services, LLC	Delayed Draw Term Loan	1/5/2028	48,022	(120)
Stepping Stones Healthcare Services, LLC	Revolver	1/5/2033	29,560	(607)
STV Group, Inc.	Revolver	3/20/2030	11,767	(88)
Summit Buyer, LLC	Delayed Draw Term Loan	5/9/2027	30,287	(76)
Summit Buyer, LLC	Revolver	5/31/2030	4,550	—
Sunshine Cadence Holdco, LLC	Revolver	5/1/2030	32,000	(320)
Supernova Borrower Holdco, LLC	Delayed Draw Term Loan	5/12/2029	11,012	—
Supernova Borrower Holdco, LLC	Revolver	5/12/2033	3,854	(19)
Tango Bidco, SAS	Delayed Draw Term Loan	10/17/2027	3,232	—
Tango Bidco, SAS	Delayed Draw Term Loan	10/17/2027	5,258	(89)
TEI Intermediate, LLC	Revolver	12/13/2031	18,035	—
TEI Intermediate, LLC	Delayed Draw Term Loan	12/13/2026	13,771	—
Teneo Holdings, LLC	Delayed Draw Term Loan	7/31/2027	29,443	—
Teneo Holdings, LLC	Revolver	7/31/2030	64,785	—
Tennessee Bidco, Limited	Delayed Draw Term Loan	7/1/2026	67,244	—
The Fertility Partners, Inc.	Revolver	9/16/2027	2,490	—
The North Highland Co, LLC	Revolver	12/20/2030	22,317	—
The North Highland Co, LLC	Delayed Draw Term Loan	12/20/2026	35,521	(178)
Themis Solutions, Inc.	Delayed Draw Term Loan	10/29/2027	55,641	(556)
Themis Solutions, Inc.	Revolver	10/29/2032	46,367	(464)

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Thermostat Purchaser III, Inc.	Revolver	8/31/2028	$7,000	$—
THG Acquisition, LLC	Delayed Draw Term Loan	10/31/2026	3,846	—
THG Acquisition, LLC	Revolver	10/31/2031	5,631	—
Three Rivers Buyer, Inc	Revolver	11/3/2031	4,560	(57)
Tricentis Operations Holdings, Inc.	Revolver	2/11/2032	16,551	(166)
Tricentis Operations Holdings, Inc.	Delayed Draw Term Loan	2/11/2027	26,482	(132)
Trinity Air Consultants Holdings Corp.	Delayed Draw Term Loan	10/17/2027	42,018	(210)
Trinity Air Consultants Holdings Corp.	Revolver	6/29/2029	26,249	(112)
Trinity Partners Holdings, LLC	Delayed Draw Term Loan	6/30/2027	115,743	—
Triple Lift, Inc.	Revolver	5/5/2028	14,295	(1,787)
TRP Infrastructure Services, LLC	Delayed Draw Term Loan	7/9/2027	2,077	—
TTF Lower Intermediate, LLC	Revolver	7/18/2029	20,000	(450)
Unified Women's Healthcare, LP	Revolver	6/18/2029	101,845	—
Unified Women's Healthcare, LP	Delayed Draw Term Loan	9/22/2027	3,225	—
US Oral Surgery Management Holdco, LLC	Delayed Draw Term Loan	12/13/2026	21,906	—
US Oral Surgery Management Holdco, LLC	Revolver	11/20/2028	15,496	—
US Salt Investors, LLC	Revolver	2/26/2033	7,199	(72)
Varicent Parent Holdings Corp.	Delayed Draw Term Loan	10/15/2027	6,177	(31)
Varicent Parent Holdings Corp.	Delayed Draw Term Loan	10/15/2027	7,655	(96)
Varicent Parent Holdings Corp.	Revolver	8/23/2031	12,463	(172)
Veregy Consolidated, Inc.	Revolver	4/16/2031	29,755	(223)
Victors CCC Buyer, LLC	Delayed Draw Term Loan	9/2/2027	13,656	—
Victors CCC Buyer, LLC	Revolver	6/1/2029	29,205	—
VS Buyer, LLC	Revolver	10/12/2030	17,045	(1,125)
Watlow Electric Manufacturing Co.	Delayed Draw Term Loan	6/17/2028	240	—
West Monroe Partners, LLC	Revolver	11/9/2027	70,714	(1,414)
West Star Aviation Acquisition, LLC	Revolver	5/20/2032	18,358	—
West Star Aviation Acquisition, LLC	Delayed Draw Term Loan	5/20/2027	7,559	—
WHCG Purchaser III, Inc.	Delayed Draw Term Loan	8/2/2027	17,234	—
Woolpert Holdings, Inc.	Delayed Draw Term Loan	6/30/2028	13,750	—
World Insurance Associates, LLC	Delayed Draw Term Loan	8/14/2026	14,481	—
World Insurance Associates, LLC	Revolver	4/3/2030	5,073	(75)
WPEngine, Inc.	Revolver	8/14/2029	8,140	(244)
YA Intermediate Holdings II, LLC	Delayed Draw Term Loan	10/1/2026	12,984	—
YA Intermediate Holdings II, LLC	Revolver	10/1/2031	4,146	—
Zendesk, Inc.	Revolver	11/22/2028	97,650	(1,953)
Zenith AcquisitionCo, LLC	Revolver	1/13/2033	16,962	(85)
Zenith AcquisitionCo, LLC	Delayed Draw Term Loan	1/12/2029	43,314	—
Zeus, LLC	Revolver	2/8/2030	5,709	—
Zorro Bidco, Ltd.	Delayed Draw Term Loan	8/13/2027	8,243	—
Total Unfunded Commitments			$9,571,446	$(51,923)

(8)There are no interest rate floors on these investments.
(9)The interest rate floor on these investments as of June 30, 2026 was 0.50%.
(10)The interest rate floor on these investments as of June 30, 2026 was 0.75%.
(11)The interest rate floor on these investments as of June 30, 2026 was 1.00%.
(12)The interest rate floor on these investments as of June 30, 2026 was 1.25%.
(13)The interest rate floor on these investments as of June 30, 2026 was 1.50%.
(14)The interest rate floor on these investments as of June 30, 2026 was 2.00%.
(15)For unsettled positions the interest rate does not include the base rate.

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

(16)Under the 1940 Act, the Company is generally deemed to “control” a portfolio company if the Company owns more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. Under the 1940 Act, the Company is generally deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of June 30, 2026, the Company’s controlled/affiliated and non-controlled/affiliated investments were as follows:

	Fair Value as of December 31, 2025	Gross Additions	Gross Reductions	Net Change in Unrealized Appreciation (Depreciation)	Net Realized Gain (Loss)	Fair Value as of June 30, 2026	Total Investment Income
Non-Controlled/Affiliated Investments
Align Precision Group, LLC - First Lien Debt	$22,717	$1,208	$—	$(1,435)	$—	$22,490	$1,206
Align Precision Group, LLC - First Lien Debt	3,552	1,335	(19)	(2)	—	4,866	234
Align Precision Group, LLC - Equity and other - Class A-3 Units	4,018	—	—	(2,717)	—	1,301	—
GSO DL Co-Invest EIS LP (EIS Acquisition Holdings, LP - Equity and other - Class A Common Units)	1,218	—	—	48	—	1,266	—
DMS Purchaser, LLC - First Lien Debt	6,449	248	—	—	—	6,697	441
DMS Topco, LLC - Equity and other - Class A Common Units	4,844	—	—	(948)	—	3,896	—
Port Arthur LNG Phase II Intermediate Company, LLC - Equity and other - Class B Units	1,079,456	148	(1,079,785)	20	161	—	18,480
Total Non-Controlled/Affiliated Investments	1,122,254	2,939	(1,079,804)	(5,034)	161	40,516	20,361
Controlled/Affiliated Investments
Pigments Services, Inc. - First Lien Debt	—	—	—	—	—	—	—
Pigments Services, Inc. - First Lien Debt	7,100	—	—	(1,025)	—	6,075	—
Pigments Holdings, LP - Equity and other - LP Interest	—	—	—	—	—	—	—
New ACI Buyer, LLC - First Lien Debt	—	25,159	—	—	—	25,159	14
New ACI Buyer, LLC - First Lien Debt	—	9,225	—	428	—	9,653	5
New ACI Intermediate I, LLC - Second Lien Debt	—	22,362	—	—	—	22,362	12
New ACI Holdings, LLC - Equity and other - Class A Common Units	—	63,028	—	64	—	63,092	—
CFCo, LLC (Benefytt Technologies, Inc.) - First Lien Debt	—	—	—	—	—	—	—
CFCo, LLC (Benefytt Technologies, Inc.) - Equity and other - Class B Units	—	—	—	—	—	—	—
Daylight Beta Parent, LLC (Benefytt Technologies, Inc.) - First Lien Debt	8,285	—	—	(3,060)	—	5,225	—
Prodege International Holdings, LLC - First Lien Debt	—	203,173	—	—	—	203,173	7,056
Prodege International Holdings, LLC - First Lien Debt	—	100,932	—	—	—	100,932	3,663
Prodege International Holdings, LLC - Equity and other - Class A Units	—	129,944	—	(6,848)	—	123,096	—
Pibb Member Holdings, LLC - Equity and other - LLC Interest	227,678	—	—	(2,340)	—	225,338	12,375
Pibb Member, LLC - First Lien Debt	2,193	—	(93)	(7)	—	2,093	68
Material Holdings, LLC - First Lien Debt	237,977	717	(3,136)	(21,854)	—	213,704	11,693

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

	Fair Value as of December 31, 2025	Gross Additions	Gross Reductions	Net Change in Unrealized Appreciation (Depreciation)	Net Realized Gain (Loss)	Fair Value as of June 30, 2026	Total Investment Income
Controlled/Affiliated Investments (continued)
Material Holdings, LLC - First Lien Debt	$—	$—	$—	$—	$—	$—	$—
Material Holdings, LLC - First Lien Debt	7,895	9,763	—	368	—	18,026	539
Material+ Holding Company, LLC - Equity and other - Class C Units	—	—	—	—	—	—	—
Material+ Holding Company, LLC - Equity and other - Class A Preferred Units	—	—	—	—	—	—	—
Material+ Holding Company, LLC - Equity and other - Class A Units	—	—	—	—	—	—	—
Material+ Holding Company, LLC - Equity and other - Class B Preferred Units	—	—	—	—	—	—	—
Blackstone Private Real Estate Credit and Income Fund - Equity and other - Common Shares	430,975	55,000	—	969	—	486,944	19,940
Specialty Lending Company, LLC - Equity and other - LLC Interest	381,241	35,100	(73,800)	(10,995)	—	331,546	—
GSO DL CoInvest CI LP (CustomInk, LLC - Equity and other - Series A Preferred Units)	1,681	—	—	115	—	1,796	—
BCRED Emerald JV LP - Investments in Joint Ventures - LP Interest	1,678,745	21,000	—	(139,089)	—	1,560,656	60,450
BCRED Verdelite JV LP - Investments in Joint Ventures - LP Interest	113,068	—	—	(13,399)	—	99,669	3,042
Total Controlled/Affiliated Investments	3,096,838	675,403	(77,029)	(196,673)	—	3,498,539	118,857
Total	$4,219,092	$678,342	$(1,156,833)	$(201,707)	$161	$3,539,055	$139,218
(17)Loan was on non-accrual status as of June 30, 2026.
(18)These loans are “last-out” portions of loans. The “last-out” portion of the Company’s loan investment generally earns a higher interest rate than the “first-out” portion, and in exchange the “first-out” portion would generally receive priority with respect to payment principal, interest and any other amounts due thereunder over the “last-out” portion.
(19)All securities are exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), including investments in joint ventures, and may be deemed to be “restricted securities.” As of June 30, 2026, the aggregate fair value of these securities is $77,649.1 million, or 181.54% of the Company’s net assets. The initial acquisition dates have been included for such securities.
(20)The interest rate floor on these investments as of June 30, 2026 was 3.00%.
(21)These investments represent investments in investment funds (“Investee Funds”). As of June 30, 2026, details of these Investee Funds by investment strategy, the Company’s unfunded commitment, and redemption restrictions put in place by the Investee Fund were as follows:

Investee Funds	Investee Fund Strategy	Unfunded Commitment	Redemption Frequency	Redemption Lock-up Period	Fund Term	Fair Value
Blackstone Private Real Estate Credit and Income Fund	Real estate credit and income	$—	Quarterly	None	Perpetual	$486,944
Muzinich Enhanced Loan Origination Fund I, LP	Corporate direct lending	43,197	None	None	Nine years	29,233
		$43,197				$516,177
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
(22)The interest rate floor on these investments as of June 30, 2026 was 1.75%.

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

ADDITIONAL INFORMATION

Foreign Currency Forward Contracts
Counterparty	Currency Purchased		Currency Sold		Settlement Date	Unrealized Appreciation (Depreciation)
Deutsche Bank AG	USD	614,478	CAD	866,500	9/25/2026	$2,193
Deutsche Bank AG	USD	84,712	CHF	67,820	9/25/2026	25
Goldman Sachs Bank USA	USD	87,092	DKK	557,791	9/17/2026	1,549
BNP Paribas	USD	128,567	EUR	110,200	8/24/2026	2,482
Deutsche Bank AG	USD	1,205,690	EUR	1,050,500	9/25/2026	2,137
BNP Paribas	USD	115,422	GBP	85,900	8/24/2026	1,542
Deutsche Bank AG	USD	780,382	GBP	588,790	9/25/2026	(210)
Goldman Sachs Bank USA	USD	58,995	NOK	562,273	9/17/2026	2,315
BNP Paribas	USD	1,076	NOK	10,000	8/24/2026	68
Goldman Sachs Bank USA	USD	23,009	NZD	39,280	9/17/2026	662
Goldman Sachs Bank USA	USD	178,853	SEK	1,668,034	9/17/2026	6,203
Total Foreign Currency Forward Contracts						$18,966

Interest Rate Swaps
Counterparty	Hedged Item	Company Receives	Company Pays		Maturity Date	Notional Amount	Fair Market Value	Upfront Payments / Receipts	Change in Unrealized Appreciation (Depreciation) (1)
Goldman Sachs Bank USA (2)	December 2026 Notes	2.63%	SOFR +	0.26%	12/15/2026	$625,000	$(4,392)	$—	$2,091
Deutsche Bank AG (2)	December 2026 Notes	2.63%	SOFR +	0.26%	12/15/2026	625,000	(4,354)	—	2,052
Sumitomo Mitsui Banking Corporation (2)	May 2027 Notes	5.61%	SOFR +	2.79%	5/3/2027	625,000	(6,314)	—	(1,466)
Goldman Sachs Bank USA	October 2027 Notes	7.49%	SOFR +	3.72%	10/11/2027	350,000	(1,679)	—	(3,721)
Sumitomo Mitsui Banking Corporation	November 2028 Notes	7.30%	SOFR +	3.06%	11/27/2028	500,000	1,797	—	(9,341)
Goldman Sachs Bank USA (2)	January 2031 Notes	6.25%	SOFR +	2.46%	1/25/2031	250,000	(2,221)	—	(5,105)
BNP Paribas US	January 2031 Notes	6.25%	SOFR +	2.47%	1/25/2031	250,000	(2,311)	—	(5,095)
Deutsche Bank AG (2)	July 2029 Notes	5.95%	SOFR +	1.74%	7/16/2029	500,000	2,871	—	(10,309)
BNP Paribas US	September 2027 Notes	4.95%	SOFR +	1.69%	9/26/2027	400,000	(4,107)	—	(3,209)
Sumitomo Mitsui Banking Corporation	April 2030 Notes	5.25%	SOFR +	2.01%	4/1/2030	400,000	(10,484)	—	(6,879)
Morgan Stanley (2)	November 2029 Notes	5.60%	SOFR +	1.64%	11/22/2029	400,000	(554)	—	(8,091)
Deutsche Bank AG (2)	November 2034 Notes	6.00%	SOFR +	2.04%	11/22/2034	600,000	(3,908)	—	(11,824)
Wells Fargo	November 2034 Notes	6.00%	SOFR +	2.26%	11/22/2034	200,000	(4,397)	—	(3,655)
Deutsche Bank AG (2)	January 2032 Notes	6.00%	SOFR +	1.83%	1/29/2032	500,000	4,388	—	(11,268)
Goldman Sachs Bank USA (2)	January 2032 Notes	6.00%	SOFR +	1.83%	1/29/2032	500,000	4,255	—	(11,255)
Wells Fargo	November 2028 Notes	7.30%	SOFR +	3.20%	11/27/2028	150,000	104	—	(2,701)
Goldman Sachs Bank USA (2)	March 2031 5.54% Notes	5.54%	SOFR +	1.67%	3/25/2031	500,000	(2,255)	—	(10,455)
Deutsche Bank AG (2)	March 2033 Notes	5.79%	SOFR +	1.89%	3/25/2033	500,000	(3,021)	—	(10,352)
Morgan Stanley (2)	September 2030 Notes	5.05%	SOFR +	1.68%	9/10/2030	250,000	(6,028)	—	(4,589)
BNP Paribas US (2)	September 2030 Notes	5.05%	SOFR +	1.68%	9/10/2030	250,000	(6,062)	—	(4,585)

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Interest Rate Swaps
Counterparty	Hedged Item	Company Receives	Company Pays		Maturity Date	Notional Amount	Fair Market Value	Upfront Payments / Receipts	Change in Unrealized Appreciation (Depreciation) (1)
Deutsche Bank AG (2)	July 2029 Notes	5.95%	SOFR +	2.44%	7/16/2029	$400,000	$(5,742)	$—	$(6,913)
Wells Fargo	January 2031 Notes	6.25%	SOFR +	2.70%	1/25/2031	100,000	(1,866)	—	(1,931)
Deutsche Bank AG (2)	January 2032 Series 2026A Notes	5.94%	SOFR +	2.41%	1/8/2032	210,000	(4,787)	—	(4,149)
BNP Paribas US (2)	March 2031 5.350% Notes	5.35%	SOFR +	1.86%	3/12/2031	350,000	(7,249)	—	(7,249)
Sumitomo Mitsui Banking Corporation (2)	March 2031 5.350% Notes	5.35%	SOFR +	1.86%	3/12/2031	350,000	(7,219)	—	(7,219)
Sumitomo Mitsui Banking Corporation	April 2031 Series 2026B Notes	6.58%	SOFR +	2.84%	4/9/2031	500,000	(5,851)	—	(5,851)
Wells Fargo	July 2031 Series 2026B Notes	6.61%	SOFR +	2.85%	7/9/2031	500,000	(5,562)	—	(5,562)
Goldman Sachs Bank USA (2)	May 2031 Notes	5.95%	SOFR +	2.29%	5/15/2031	425,000	(6,110)	—	(6,110)
BNP Paribas US (2)	May 2031 Notes	5.95%	SOFR +	2.30%	5/15/2031	425,000	(6,186)	—	(6,186)
Morgan Stanley (2)	June 2032 Series 2026C Notes	6.54%	SOFR +	2.47%	6/11/2032	688,000	2,376	—	2,376
Total Interest Rate Swaps							$(96,868)	$—	$(168,551)
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
ADDITIONAL INFORMATION

Foreign Currency Forward Contracts
Counterparty	Currency Purchased		Currency Sold		Settlement Date	Unrealized Appreciation (Depreciation)
Deutsche Bank AG	USD	588,180	CAD	806,500	3/25/2026	$(1,961)
Deutsche Bank AG	USD	84,951	CHF	66,820	3/25/2026	73
Goldman Sachs Bank USA	USD	88,237	DKK	557,791	3/17/2026	239
BNP Paribas	USD	104,506	EUR	90,200	2/23/2026	(1,581)
Deutsche Bank AG	USD	1,229,268	EUR	1,040,500	3/25/2026	3,818
Deutsche Bank AG	USD	480,194	GBP	358,790	3/25/2026	(2,097)
BNP Paribas	USD	53,583	GBP	40,900	2/23/2026	(1,401)
Goldman Sachs Bank USA	USD	55,426	NOK	562,273	3/17/2026	(322)
BNP Paribas	USD	981	NOK	10,000	2/23/2026	(11)
Goldman Sachs Bank USA	USD	22,850	NZD	39,280	3/17/2026	190
Goldman Sachs Bank USA	USD	180,488	SEK	1,668,034	3/17/2026	(999)
Total Foreign Currency Forward Contracts						$(4,052)

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2025
(in thousands)
(Unaudited)

Interest Rate Swaps
Counterparty	Hedged Item	Company Receives	Company Pays		Maturity Date	Notional Amount		Fair Market Value	Upfront Payments / Receipts	Change in Unrealized Appreciation (Depreciation) (1)
Goldman Sachs Bank USA (2)	December 2026 Notes	2.63%	SOFR +	0.26%	12/15/2026		$625,000	$(6,483)	$—	$13,756
Deutsche Bank AG (2)	December 2026 Notes	2.63%	SOFR +	0.26%	12/15/2026		625,000	(6,406)	—	13,678
Deutsche Bank AG (2)	April 2026 UK Bonds	4.87%	SONIA +	2.78%	4/14/2026	GBP	250,000	(1,588)	—	7,193
Sumitomo Mitsui Banking Corporation (2)	May 2027 Notes	5.61%	SOFR +	2.79%	5/3/2027		625,000	(4,848)	—	13,082
Goldman Sachs Bank USA	October 2027 Notes	7.49%	SOFR +	3.72%	10/11/2027		350,000	2,042	—	5,568
Sumitomo Mitsui Banking Corporation	November 2028 Notes	7.30%	SOFR +	3.06%	11/27/2028		500,000	11,138	—	9,188
Goldman Sachs Bank USA (2)	January 2031 Notes	6.25%	SOFR +	2.46%	1/25/2031		250,000	2,884	—	7,164
BNP Paribas US	January 2031 Notes	6.25%	SOFR +	2.47%	1/25/2031		250,000	2,784	—	7,179
Deutsche Bank AG (2)	July 2029 Notes	5.95%	SOFR +	1.74%	7/16/2029		500,000	13,180	—	10,448
BNP Paribas US	September 2027 Notes	4.95%	SOFR +	1.69%	9/26/2027		400,000	(897)	—	7,893
Sumitomo Mitsui Banking Corporation	April 2030 Notes	5.25%	SOFR +	2.01%	4/1/2030		400,000	(3,604)	—	12,365
Morgan Stanley (2)	November 2029 Notes	5.60%	SOFR +	1.64%	11/22/2029		400,000	7,537	—	9,688
Deutsche Bank AG (2)	November 2034 Notes	6.00%	SOFR +	2.04%	11/22/2034		600,000	7,915	—	15,743
Wells Fargo	November 2034 Notes	6.00%	SOFR +	2.26%	11/22/2034		200,000	(742)	—	5,470
Deutsche Bank AG (2)	January 2032 Notes	6.00%	SOFR +	1.83%	1/29/2032		500,000	15,656	—	15,656
Goldman Sachs Bank USA (2)	January 2032 Notes	6.00%	SOFR +	1.83%	1/29/2032		500,000	15,511	—	15,511
Wells Fargo	November 2028 Notes	7.30%	SOFR +	3.20%	11/27/2028		150,000	2,805	—	2,805
Goldman Sachs Bank USA (2)	March 2031 Notes	5.54%	SOFR +	1.67%	3/25/2031		500,000	8,200	—	8,200
Deutsche Bank AG (2)	March 2033 Notes	5.79%	SOFR +	1.89%	3/25/2033		500,000	7,331	—	7,331
Morgan Stanley (2)	September 2030 Notes	5.05%	SOFR +	1.68%	9/10/2030		250,000	(1,439)	—	(1,439)
BNP Paribas US (2)	September 2030 Notes	5.05%	SOFR +	1.68%	9/10/2030		250,000	(1,477)	—	(1,477)
Deutsche Bank AG (2)	July 2029 Notes	5.95%	SOFR +	2.44%	7/16/2029		400,000	1,172	—	1,172
Wells Fargo	January 2031 Notes	6.25%	SOFR +	2.70%	1/25/2031		100,000	64	—	64
Deutsche Bank AG (2)	January 2032 Notes	5.94%	SOFR +	2.41%	1/8/2032		210,000	(640)	—	(640)
Total Interest Rate Swaps								$70,095	$—	$185,598
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
As of June 30, 2026, the Company’s consolidated subsidiaries were BCRED Baker Peak Funding GP LLC, BCRED Baker Peak Funding LP, BCRED Bard Peak Funding LP (“Bard Peak Funding”), BCRED Bard Peak Funding GP LLC, BCRED Bear Peak Funding LLC (“Bear Peak Funding”), BCRED Bison Peak Funding LLC (“Bison Peak Funding”), BCRED Blanca Peak Funding LLC (“Blanca Peak Funding”), BCRED Borah Peak Funding LLC, BCRED Bushnell Peak Funding LLC (“Bushnell Peak Funding”), BCRED Castle Peak Funding LLC (“Castle Peak Funding”), BCRED Crystal Peak Funding GP LLC, BCRED Crystal Peak Funding LP (“Crystal Peak Funding”), BCRED Denali Peak Funding LLC (“Denali Peak Funding”), BCRED Granite Peak Funding LLC (“Granite Peak Funding”), BCRED Haydon Peak Funding LLC (“Haydon Peak Funding”), BCRED Jacque Peak Funding LLC, BCRED Maroon Peak Funding LLC, BCRED Meadow Pass WH Funding LLC (“Meadow Pass WH Funding”), BCRED Meridian Peak Funding LLC, BCRED Middle Peak Funding GP LLC, BCRED Middle Peak Funding LP (“Middle Peak Funding”), BCRED Monarch Peak Funding LLC (“Monarch Peak Funding”), BCRED Naomi Peak Funding LLC, BCRED Phoenix Peak Funding LLC (“Phoenix Peak Funding”), BCRED Ramsey Peak Funding GP LLC, BCRED Ramsey Peak Funding LP (“Ramsey Peak Funding”), BCRED Shawnee Peak Funding GP LLC, BCRED Shawnee Peak Funding LP, BCRED Sonora Peak Funding GP LLC, BCRED Sonora Peak Funding LP (“Sonora Peak Funding”), BCRED Stanton Peak Funding GP LLC, BCRED Stanton Peak Funding LP, BCRED Summit Peak Funding LLC (“Summit Peak Funding”), BCRED Twin Peaks LLC (“Twin Peaks”), BCRED Weller Peak Funding PE LLC, BCRED Weller Peak Funding LP (“Weller Peak Funding”), BCRED Windom Peak Funding GP LLC, BCRED Windom Peak Funding LP (“Windom Peak Funding”), BCRED BSL WH 2022-1 Funding LLC, BCRED Investments LLC, BCRED X Holdings LLC, BCRED BSL CLO 2021-2, Ltd. (“2021-2 Issuer”), BCRED BSL CLO 2021-2 LLC, BCRED BSL CLO 2022-1, Ltd. (“2022-1 BSL Issuer”), BCRED BSL CLO 2022-1 LLC (“2022-1 BSL Co-Issuer”), BCRED MML CLO 2021-1 LLC (“MML 2021-1 Issuer”), BCRED MML CLO 2022-1 LLC (“MML 2022-1 Issuer”), BCRED MML CLO 2022-2 LLC (“MML 2022-2 Issuer”) , BCRED CLO 2023-1 Depositor LLC (“2023-1 Depositor”), BCRED CLO 2023-1 LLC (“2023-1 Issuer”), BCRED CLO 2024-1 Depositor LLC (“2024-1 Depositor”), BCRED CLO

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
2024-1 LLC (“2024-1 Issuer”), BCRED CLO 2024-2 Depositor LLC (“2024-2 Depositor”), BCRED CLO 2024-2 LLC (“2024-2 Issuer”), BCRED CLO 2025-1 LLC (“2025-1 Issuer”), BCRED CLO 2025-1 Depositor LLC (“2025-1 Depositor”), BCRED Lender Finance 2025-1 LLC (“2025-1 Lender Finance”), BCRED Lender Finance 2025-1 Depositor LLC (“2025-1 Lender Finance Depositor”), BCRED BSL Static CLO 2025-1, Ltd. (“2025-1 BSL Issuer”), BCRED BSL Static CLO 2025-1, LLC, BCRED Associates GP (Lux) S.à r.l, BCRED Direct Lending I (Lux) SCSp, BCRED C-1 LLC, BCRED C-2 Funding LLC, BCRED C-3 Funding LLC, BCRED Lender Finance 2025-2 Depositor LLC (“2025-2 Lender Finance Depositor”), BCRED Lender Finance 2025-2 LLC (“2025-2 Lender Finance”), BCRED CLO 2026-1 Depositor LLC (“2026-1 Depositor”), BCRED CLO 2026-1 LLC (“2026-1 Issuer”), BCRED PC Static 2026-1 LLC (“2026-1 PC Issuer”), BCRED PC Static 2026-1 Depositor LLC (“2026-1 PC Depositor”), BCRED PC Static 2026-2 LLC (“2026-2 PC Issuer”), BCRED PC Static 2026-2 Depositor LLC (“2026-2 PC Depositor”), BCRED CLO 2026-2 LLC (“2026-2 Issuer”), BCRED CLO 2026-2 Depositor LLC (“2026-2 Depositor”).
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

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Revenue Recognition
Interest Income
Interest income is recorded on an accrual basis and includes the accretion of discounts and amortizations of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. The amortized cost of debt investments represents the original cost, including loan origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period. For the three and six months ended June 30, 2026, the Company recorded $19.2 million and $37.0 million, respectively, in non-recurring interest income (e.g., prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts). For the three and six months ended June 30, 2025, the Company recorded $6.1 million and $51.9 million, respectively, in non-recurring interest income.
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
Dividend Income
Dividend income on preferred equity securities is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities and on the Company’s equity interests in its joint ventures is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies.
Other Income
The Company may receive various fees in the ordinary course of business such as structuring, consent, waiver, amendment, syndication and other miscellaneous fees, as well as fees for managerial assistance rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered.
Non-Accrual Income
Loans are placed on non-accrual status when there is reasonable doubt whether principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current.
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
The Company evaluates tax positions taken or expected to be taken in the course of preparing its condensed consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. Management has analyzed the Company’s tax positions taken, or to be taken, on federal income tax returns for all open tax years, and has concluded that there are no material uncertain tax positions through June 30, 2026. As applicable, the Company’s federal tax returns are subject to examination by the Internal Revenue Service for a period of three fiscal years after they are filed.
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
For the three and six months ended June 30, 2026, the Company accrued $1.3 million and $1.3 million, respectively, of U.S. federal excise tax. For the three and six months ended June 30, 2025, the Company accrued $1.8 million and $9.5 million, respectively, of U.S. federal excise tax.
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
Recent Accounting Pronouncements
In December 2025, the FASB issued Accounting Standards Update (“ASU”) 2025-09, “Derivatives and Hedging (Topic 815): Hedge Accounting Improvements,” (“ASU 2025-09”). ASU 2025-09 amends the guidance in ASU 815, Derivatives and Hedging and refines certain hedge accounting requirements, including clarifications to the designation and documentation criteria for hedge relationships, improvements to the assessment of hedge effectiveness, and enhanced disclosures intended to provide greater transparency into an entity's risk management activities involving derivatives. ASU 2025-09 is effective for annual reporting periods beginning after December 15, 2026, including interim reporting periods within those annual reporting periods, and early adoption is permitted. The Company has not early adopted and does not expect the adoption of ASU 2025-09 to have a material impact on its condensed consolidated financial statements.
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
For the three and six months ended June 30, 2026, base management fees were $142.1 million and $294.1 million, respectively. For the three and six months ended June 30, 2025, base management fees were $138.8 million and $267.9 million, respectively. As of June 30, 2026 and December 31, 2025, $142.1 million and $153.1 million, respectively, was payable to the Adviser relating to management fees.
Incentive Fees
The incentive fees consist of two components that are determined independently of each other, with the result that one component may be payable even if the other is not. One component is based on income and the other component is based on capital gains, each as described below:
(i) Income Based Incentive Fee
The first component of the incentive fee, an income based incentive fee, is based on the Company’s Pre-Incentive Fee Net Investment Income Returns. “Pre-Incentive Fee Net Investment Income Returns” means, as the context requires, either the dollar value of, or percentage rate of return on, the value of the Company’s net assets at the end of the immediately preceding quarter from interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses accrued for the quarter (including the management fee, expenses payable under the Administration Agreement, and any interest expense or fees on any credit facilities or outstanding debt and dividends paid on any issued and outstanding preferred shares, but excluding the incentive fee and any shareholder servicing and/or distribution fees).

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
For the three and six months ended June 30, 2026, the Company accrued income based incentive fees of $143.1 million and $294.2 million, respectively. For the three and six months ended June 30, 2025, the Company accrued income based incentive fees of $151.8 million and $303.6 million, respectively. As of June 30, 2026 and December 31, 2025, there was $143.1 million and $162.5 million, respectively, payable to the Adviser for income based incentive fees.
(ii) Capital Gains Based Incentive Fee
The second component of the incentive fee, a capital gains based incentive fee, is determined and payable in arrears as of the end of each calendar year in an amount equal to 12.5% of cumulative realized capital gains from inception through the end of such calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains based incentive fees as calculated in accordance with GAAP.
For the three and six months ended June 30, 2026 and 2025, the Company accrued no capital gains based incentive fees. As of June 30, 2026 and December 31, 2025, no amount was payable to the Adviser for capital gains based incentive fees.
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
For the three and six months ended June 30, 2026, the Company incurred $4.0 million and $8.2 million, respectively, in expenses under the Administration Agreement which were recorded in Administrative service expenses in the Company’s Condensed Consolidated Statements of Operations. For the three and six months ended June 30, 2025, the Company incurred $2.0 million and $4.3 million, respectively, in expenses under the Administration Agreement which were recorded in Administrative service expenses in the Company’s Condensed Consolidated Statements of Operations.
As of June 30, 2026 and December 31, 2025, $2.8 million and $3.6 million, respectively, was unpaid and included in Due to affiliates in the Condensed Consolidated Statements of Assets and Liabilities.

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
For the three and six months ended June 30, 2026, the Company accrued shareholder servicing and/or distribution fees of $29.0 million and $60.1 million, respectively, which were attributable to Class S shares. For the three and six months ended June 30, 2026, the Company accrued shareholder servicing and/or distribution fees of $0.3 million and $0.7 million, respectively, which were attributable to Class D shares.

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
For the three and six months ended June 30, 2025, the Company accrued shareholder servicing and/or distribution fees of $29.6 million and $57.7 million, respectively, which were attributable to Class S shares. For the three and six months ended June 30, 2025, the Company accrued shareholder servicing and/or distribution fees of $0.4 million and $0.8 million, respectively, which were attributable to Class D shares.
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
For the three and six months ended June 30, 2026 and 2025, the Sub-Adviser made no Expense Payments and there were no Reimbursement Payments made to the Sub-Adviser.
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
On October 11, 2021, a wholly-owned subsidiary of the Company and a third-party investor entered into a limited liability company agreement with SLC. SLC is a specialty finance company focused on investing in consumer credit and is led by a management team with deep expertise in the consumer finance industry. The investment in SLC allows the Company to gain exposure to a different asset class than its core investing focus of senior secured lending to U.S. private companies. As of June 30, 2026 and December 31, 2025, the wholly-owned subsidiary of the Company had committed $405.0 million. As of June 30, 2026 and December 31, 2025, $71.7 million and $33.0 million of capital remained uncalled from the Company, respectively. The Company does not consolidate its equity interest in SLC.

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
Note 4. Investments
The composition of the Company’s investment portfolio at cost and fair value was as follows:

	June 30, 2026			December 31, 2025
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$72,789,476	$70,683,268	91.0%	$73,980,617	$73,345,369	89.2%
Second lien debt	3,136,291	2,894,973	3.7	3,296,882	3,262,537	4.0
Unsecured debt	83,948	79,392	0.1	80,808	79,427	0.1
Structured finance obligations - debt instruments	221,476	210,320	0.3	501,804	501,333	0.6
Structured finance obligations - equity instruments	324,820	263,118	0.4	331,279	301,610	0.4
Investments in joint ventures	1,953,706	1,660,325	2.1	1,932,706	1,791,813	2.2
Equity and other (1)	1,838,134	1,857,711	2.4	2,792,145	2,917,257	3.5
Total	$80,347,851	$77,649,107	100.0%	$82,916,241	$82,199,346	100.0%
(1)Includes equity investment in SLC.
The Company utilizes the Global Industry Classification Standard for categorizing the industry classification of its investments. The industry composition of investments at fair value was as follows:

	June 30, 2026	December 31, 2025
Aerospace & Defense	2.5%	2.0%
Air Freight & Logistics	2.0	1.5
Airlines (Passenger Airlines) (2)(3)	0.0	0.0
Automobile Components (2)	0.0	0.1
Beverages	—	0.1
Biotechnology	0.4	0.2
Broadline Retail (2)(3)	0.0	0.0
Building Products	0.8	0.8
Capital Markets	0.5	0.3
Chemicals	0.3	0.3
Commercial Services & Supplies	8.3	7.4
Construction & Engineering	1.8	1.9
Construction Materials (2)(3)	0.0	0.0
Consumer Staples Distribution & Retail	0.1	0.1
Containers & Packaging	0.1	0.1
Distributors	0.4	0.5
Diversified Consumer Services	2.9	2.8
Diversified REITs (2)(3)	0.0	0.0
Diversified Telecommunication Services (2)	0.0	0.1

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

	June 30, 2026	December 31, 2025
Electric Utilities	0.1%	0.4%
Electrical Equipment	1.3	1.3
Electronic Equipment, Instruments & Components	1.0	1.1
Energy Equipment & Services (2)(3)	0.0	0.0
Entertainment (2)(3)	0.0	0.0
Financial Services (1)	2.6	3.0
Food Products (2)(3)	0.0	0.0
Gas Utilities (3)	—	0.0
Ground Transportation	0.2	0.2
Health Care Equipment & Supplies	0.7	0.7
Health Care Providers & Services	8.4	7.9
Health Care Technology	5.7	6.5
Hotels, Restaurants & Leisure	0.2	0.3
Household Durables (2)	0.0	0.1
Independent Power and Renewable Electricity Producers (2)(3)	0.0	0.0
Industrial Conglomerates	0.3	0.3
Insurance	6.2	6.1
Interactive Media & Services	0.8	0.9
Investments in Joint Ventures	2.1	2.2
IT Services	4.7	4.9
Life Sciences Tools & Services	0.7	0.7
Machinery	0.3	0.3
Marine Transportation	0.4	0.4
Media	1.1	1.0
Metals & Mining (3)	0.1	0.0
Oil, Gas & Consumable Fuels	0.4	1.7
Paper & Forest Products	0.1	0.1
Pharmaceuticals	0.9	0.7
Professional Services	11.4	10.7
Real Estate Management & Development	1.3	1.2
Semiconductors & Semiconductor Equipment (3)	—	0.0
Software	25.8	25.7
Specialty Retail	0.1	0.1
Technology Hardware, Storage & Peripherals	0.1	0.1
Trading Companies & Distributors	0.4	0.4
Transportation Infrastructure	2.1	2.5
Wireless Telecommunication Services	0.4	0.3
Total	100.0%	100.0%
(1)Includes equity investment in SLC.
(2)Amount rounds to less than 0.1% as of June 30, 2026.
(3)Amount rounds to less than 0.1% as of December 31, 2025.

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The geographic composition of investments at cost and fair value was as follows:

	June 30, 2026
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$67,999,855	$65,458,220	84.3%	153.0%
Europe	9,753,174	9,698,643	12.5	22.7
Bermuda/Cayman Islands	1,397,208	1,335,652	1.7	3.1
Canada	846,415	812,719	1.0	1.9
Australia/New Zealand	284,689	276,601	0.4	0.6
Asia	66,510	67,272	0.1	0.2
Total	$80,347,851	$77,649,107	100.0%	181.5%

	December 31, 2025
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$70,395,937	$69,480,163	84.5%	145.9%
Europe	9,986,806	10,235,985	12.5	21.5
Bermuda/Cayman Islands	1,651,012	1,626,419	2.0	3.4
Canada	717,684	694,692	0.8	1.5
Australia/New Zealand	98,511	94,798	0.1	0.2
Asia	66,291	67,289	0.1	0.1
Total	$82,916,241	$82,199,346	100.0%	172.6%
As of June 30, 2026 and December 31, 2025, fifteen issuers (across twenty-five loans) and nine issuers (across sixteen loans) in the portfolio were on non-accrual status, respectively.
As of June 30, 2026 and December 31, 2025, on a fair value basis, 99.8% and 99.7%, respectively, of performing debt investments bore interest at a floating rate and 0.2% and 0.3%, respectively, of performing debt investments bore interest at a fixed rate.

Note 5. Fair Value Measurements
The following tables present the fair value hierarchy of financial instruments:

	June 30, 2026
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$2,555,615	$68,127,653	$70,683,268
Second lien debt	—	465,907	2,429,066	2,894,973
Unsecured debt	—	19,176	60,216	79,392
Structured finance obligations - debt instruments	—	—	210,320	210,320
Structured finance obligations - equity instruments	—	—	263,118	263,118
Equity and other (1)	—	—	1,857,711	1,857,711
Total	—	3,040,698	72,948,084	75,988,782
Investments Measured at NAV (2)	—	—	—	1,660,325
Total investments	$—	$3,040,698	$72,948,084	$77,649,107

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
Within Investments at fair value, substantially all Equity investments are illiquid and privately negotiated in nature and are subject to contractual sale constraints or other restrictions pursuant to their respective governing or similar agreements. Approximately $143.1 million of such Equity investments have a sale constraint or other restriction that will lapse after a predetermined date; the weighted average remaining duration of such restrictions is 0.8 years. For information regarding restrictions on investment in joint ventures, see “Note 11. Joint Ventures.”

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The following tables present changes in the fair value of financial instruments for which Level 3 inputs were used to determine the fair value:

	Three Months Ended June 30, 2026
	First Lien Debt	Second Lien Debt	Unsecured Debt	Structured Finance Obligations - Debt Instruments	Structured Finance Obligations - Equity Instruments	Equity and other	Total
Fair value, beginning of period	$69,646,881	$2,430,811	$59,715	$412,348	$256,137	$1,995,982	$74,801,874
Purchases of investments	1,805,300	36,154	2,090	—	5,089	103,942	1,952,575
Proceeds from principal repayments and sales of investments	(2,726,339)	(30,267)	—	(210,582)	(8,825)	(179,916)	(3,155,929)
Accretion of discount (amortization of premium)	62,974	1,294	42	34	—	—	64,344
Net realized gain (loss)	(23,233)	(849)	—	(5,424)	(473)	10,144	(19,835)
Net change in unrealized appreciation (depreciation)	(833,329)	(8,077)	(1,631)	13,944	11,190	(72,441)	(890,344)
Transfers into Level 3 (1)	278,571	—	—	—	—	—	278,571
Transfers out of Level 3 (1)	(83,172)	—	—	—	—	—	(83,172)
Fair value, end of period	$68,127,653	$2,429,066	$60,216	$210,320	$263,118	$1,857,711	$72,948,084
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of June 30, 2026 included in net change in unrealized appreciation (depreciation) on the Condensed Consolidated Statements of Operations	$(846,677)	$(8,779)	$(1,631)	$5,519	$11,117	$(41,535)	$(881,986)

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

	Six Months Ended June 30, 2026
	First Lien Debt	Second Lien Debt	Unsecured Debt	Structured Finance Obligations - Debt Instruments	Structured Finance Obligations - Equity Instruments	Equity and other	Total
Fair value, beginning of period	$68,786,055	$2,479,259	$57,816	$501,333	$301,610	$2,897,350	$75,023,423
Purchases of investments	5,942,026	59,058	5,127	—	19,168	307,839	6,333,218
Proceeds from principal repayments and sales of investments	(5,299,247)	(40,269)	—	(275,077)	(25,160)	(1,266,950)	(6,906,703)
Accretion of discount (amortization of premium)	121,502	2,718	84	201	—	86	124,591
Net realized gain (loss)	(33,238)	(893)	—	(5,452)	(467)	12,023	(28,027)
Net change in unrealized appreciation (depreciation)	(1,338,009)	(102,965)	(2,811)	(10,685)	(32,033)	(92,637)	(1,579,140)
Transfers into Level 3 (1)	47,842	32,158	—	—	—	—	80,000
Transfers out of Level 3 (1)	(99,278)	—	—	—	—	—	(99,278)
Fair value, end of period	$68,127,653	$2,429,066	$60,216	$210,320	$263,118	$1,857,711	$72,948,084
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of June 30, 2026 included in net change in unrealized appreciation (depreciation) on the Condensed Consolidated Statements of Operations	$(1,323,745)	$(102,623)	$(2,811)	$(9,819)	$(30,972)	$(64,451)	$(1,534,421)
(1)For the three and six months ended June 30, 2026, transfers into or out of Level 3 were primarily due to decreased or increased price transparency.

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

	June 30, 2026
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
Investments in first lien debt	$65,593,802	Yield Analysis	Discount Rate	2.68%	294.67%	10.49%
	1,675,426	Asset Recoverability	Market Multiple	0.80x	26.50x	9.11x
	852,350	Market Quotations	Broker Quoted Price	60.65	100.13	96.20
	6,075	Asset Recoverability	Discount to Expected Proceeds			25.00%
	68,127,653
Investments in second lien debt	2,399,339	Yield Analysis	Discount Rate	8.72%	21.82%	10.62%
	29,727	Asset Recoverability	Market Multiple	9.15x	11.68x	10.40x
	2,429,066
Investments in unsecured debt	60,216	Yield Analysis	Discount Rate	13.27%	17.05%	14.69%
Investments in structured finance obligations - debt instruments	182,190	Market Quotations	Broker Quoted Price	77.22	100.43	94.25
	28,130	Yield Analysis	Discount Rate			5.10%
	210,320
Investments in structured finance obligations - equity instruments	213,397	Market Quotations	Broker Quoted Price	0.02	77.75	57.10
	49,721	Distribution Waterfall	Liquidation Discount	2.50%	2.50%	2.50%
	263,118
Investments in equity and other	516,177	Estimated Net Asset Value	Net Asset Value	1.05	26.14	24.72
	483,374	Market Approach	Performance Multiple	5.00x	26.50x	13.19x
	428,625	Yield Analysis	Discount Rate	7.96%	28.36%	12.41%
	407,869	Asset Recoverability	Market Multiple	1.00x	12.00x	2.77x
	21,666	Option Pricing Model	Expected Volatility	32.00%	75.50%	34.37%
	1,857,711
Total	$72,948,084
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
Financial Instruments Not Carried at Fair Value
Debt
The following table presents the fair value measurements of the Company’s debt obligations as of June 30, 2026 and December 31, 2025 had they been accounted for at fair value:

	June 30, 2026	December 31, 2025
	Fair Value	Fair Value
Bard Peak Funding Facility	$725,830	$1,549,670
Castle Peak Funding Facility	866,931	1,760,209
Summit Peak Funding Facility	828,644	1,257,548
Denali Peak Funding Facility	714,593	584,800
Bushnell Peak Funding Facility	350,300	554,300
Granite Peak Funding Facility	750,000	500,000
Middle Peak Funding Facility	730,000	890,000
Bison Peak Funding Facility	930,200	1,437,200
Blanca Peak Funding Facility	825,000	951,000
Windom Peak Funding Facility	957,919	2,150,076
Monarch Peak Funding Facility	1,050,000	1,500,000
Haydon Peak Funding Facility	114,000	212,000
Bear Peak Funding Facility	—	587,017
Phoenix Peak Funding Facility	215,945	221,455
2025-2 Lender Finance Warehouse Facility	—	—
Sonora Peak Funding Facility	100,000	—
Ramsey Peak Funding Facility	200,000	—
Crystal Peak Funding Facility	75,000	—
Weller Peak Funding Facility	—	—
Meadow Pass WH Funding Facility	303,000	—
Revolving Credit Facility	2,304,440	2,259,240
2026 Notes	399,000	395,800
May 2027 Notes	626,938	630,625
October 2027 Notes	352,450	358,505
March 2031 5.54% Notes	489,200	497,950
March 2033 Notes	478,700	497,800
January 2032 Series 2026A Notes	206,514	—
April 2031 Series 2026B Notes	481,400	—
July 2031 Series 2026B Notes	481,100	—
June 2032 Series 2026C Notes	676,510	—
December 2026 Notes	1,236,500	1,228,375
November 2026 Eurobonds	566,901	582,958
March 2027 Notes	987,800	983,300
January 2029 Notes	621,335	631,800
April 2026 UK Bonds	—	337,224

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

	June 30, 2026	December 31, 2025
	Fair Value	Fair Value
November 2028 Notes	$670,800	$689,715
January 2031 Notes	600,780	620,460
July 2029 Notes	900,630	918,430
September 2027 Notes	398,400	402,480
April 2030 Notes	388,560	397,160
November 2029 Notes	394,760	404,360
November 2034 Notes	770,400	808,320
January 2032 Notes	985,900	1,015,700
September 2030 Notes	478,700	492,600
March 2031 5.350% Notes	673,330	—
May 2031 Notes	837,165	—
2021-2 Notes	—	505,988
MML 2021-1 Debt	690,393	690,751
MML 2022-1 Debt	759,111	759,106
2022-1 BSL Debt	—	419,790
MML 2022-2 Debt	300,105	301,089
2023-1 Notes	305,246	305,824
2024-1 Notes	244,033	244,031
2024-2 Notes	305,041	305,041
2025-1 Notes	884,470	884,354
2025-1 Lender Finance Facility	874,977	901,820
2025-1 BSL Notes	427,619	661,802
2025-2 Lender Finance Facility	855,712	—
2026-1 Notes	735,864	—
2026-1 Static Notes	306,036	—
2026-2 Static Notes	678,445	—
2026-2 Notes	272,065	—
Short-Term Borrowings	604,371	856,829
Total	$34,989,063	$35,144,502
The following table presents the categorization of the Company’s debt obligations as of June 30, 2026 and December 31, 2025 had they been accounted for at fair value within the hierarchy:

	June 30, 2026	December 31, 2025
Level 1	$—	$—
Level 2	—	—
Level 3	34,989,063	35,144,502
Total debt	$34,989,063	$35,144,502
Other Assets and Liabilities
As of June 30, 2026 and December 31, 2025, the carrying amounts of the Company’s other assets and liabilities, other than investments at fair value and debt obligations listed above, approximate fair value due to their short maturities. These financial instruments, with the exception of cash and cash equivalents (including money market funds classified within Cash and Cash Equivalents in the Condensed Consolidated Statements of Assets and Liabilities) which would be categorized as Level 1, would be categorized as Level 3 within the fair value hierarchy.

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
The following tables present the aggregate notional amount and fair value hierarchy of the Company’s derivative financial instruments as of June 30, 2026 and December 31, 2025:

	June 30, 2026
	Level 1	Level 2	Level 3	Total Fair Value	Notional
Derivative Assets
Foreign currency forward contracts	$—	$19,176	$—	$19,176	$2,497,894
Interest rate swaps	—	15,791	—	15,791	2,838,000
Total Derivative assets at fair value	$—	$34,967	$—	$34,967	$5,335,894
Cash collateral received				$—

Derivative Liabilities
Foreign currency forward contracts	$—	$(210)	$—	$(210)	$780,382
Interest rate swaps	—	(112,659)	—	(112,659)	9,485,000
Total Derivative liabilities at fair value	$—	$(112,869)	$—	$(112,869)	$10,265,382
Cash collateral posted				$437,279

	December 31, 2025
	Level 1	Level 2	Level 3	Total Fair Value	Notional
Derivative Assets
Foreign currency forward contracts	$—	$4,320	$—	$4,320	$1,425,306
Interest rate swaps	—	98,219	—	98,219	5,500,000
Total Derivative assets at fair value	$—	$102,539	$—	$102,539	$6,925,306
Cash collateral received				$—

Derivative Liabilities
Foreign currency forward contracts	$—	$(8,372)	$—	$(8,372)	$1,463,358
Interest rate swaps	—	(28,124)	—	(28,124)	3,921,988
Total Derivative liabilities at fair value	$—	$(36,496)	$—	$(36,496)	$5,385,346
Cash collateral posted				$277,152
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
The table below presents the impact to the Condensed Consolidated Statements of Operations from derivative assets and derivative liabilities not designated in a qualifying hedge accounting relationship for the three and six months ended June 30, 2026 and June 30, 2025, respectively. The net change in unrealized gains and losses on the derivative assets and derivative liabilities not designated in a qualifying hedge accounting relationship are included within Net change in unrealized appreciation (depreciation) on derivative instruments in the Condensed Consolidated Statements of Operations. The net realized gains and losses on the derivative assets and derivative liabilities not designated in a qualifying hedge accounting relationship are included within Net realized gain (loss) on derivative instruments in the Condensed Consolidated Statements of Operations.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Unrealized appreciation (depreciation)
Foreign currency forward contracts	$(21,754)	$(48,560)	$23,018	$(61,350)
Net change in unrealized appreciation (depreciation)	$(21,754)	$(48,560)	$23,018	$(61,350)
Realized gain (loss)
Foreign currency forward contracts	$59,611	$(139,450)	$79,216	$(158,862)
Net realized gain (loss)	$59,611	$(139,450)	$79,216	$(158,862)
Hedging
The Company designated certain interest rate swaps as the hedging instrument in a qualifying fair value hedge accounting relationship.
The table below presents the impact to the Condensed Consolidated Statements of Operations from derivative assets and liabilities designated in a qualifying hedge accounting relationship for the three and six months ended June 30, 2026 and June 30, 2025, respectively.
For derivative instruments designated in qualifying hedge relationships, the change in fair value of the hedging instrument and hedged item is recorded in Interest expense and recognized as components of Interest expense in the Condensed Consolidated Statements of Operations.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Interest rate swaps	$(112,538)	$62,716	$(166,963)	$189,808
Hedged items	111,347	(61,414)	165,802	(186,589)
The table below presents the carrying value of unsecured borrowings as of June 30, 2026 and December 31, 2025 that are designated in a qualifying hedging relationship and the related cumulative hedging adjustment (increase/(decrease)) from current and prior hedging relationships included in such carrying values:

	June 30, 2026		December 31, 2025
Description	Carrying Value	Cumulative Hedging Adjustments	Carrying Value	Cumulative Hedging Adjustments
Unsecured notes	$12,058,302	$(96,789)	$9,165,585	$69,653

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Note 7. Borrowings
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. On August 26, 2020, the Company’s sole initial shareholder approved the adoption of this 150% threshold pursuant to Section 61(a)(2) of the 1940 Act. As of June 30, 2026 and December 31, 2025, the Company’s asset coverage was 221.3% and 235.7%, respectively.
SPV Financing Facilities
The following wholly-owned subsidiaries of the Company have entered into secured financing facilities as described below: Bard Peak Funding, Castle Peak Funding, Summit Peak Funding, Denali Peak Funding, Bushnell Peak Funding, Granite Peak Funding, Middle Peak Funding, Bison Peak Funding, Blanca Peak Funding, Windom Peak Funding, Monarch Peak Funding, Haydon Peak Funding, Bear Peak Funding, Phoenix Peak Funding, 2025-2 Lender Finance, Sonora Peak Funding, Ramsey Peak Funding, Crystal Peak Funding, Weller Peak Funding, 2026-1 PC Issuer and Meadow Pass WH Funding (collectively, the “SPVs,” and such secured financing facilities described below, are collectively the “SPV Financing Facilities”).
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
As of June 30, 2026, and December 31, 2025, the Company was in compliance with all covenants and other requirements of each of the SPV Financing Facilities.
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
Prior to March 6, 2026, advances under the Denali Peak Funding Facility bore interest at a per annum rate equal to the benchmark for the currency of the applicable advance (which for dollar advances, is three-month term SOFR plus, prior to September 26, 2024, a spread adjustment of 0.15% per annum), plus an applicable margin of 1.95% per annum. From March 6, 2026, advances under the Denali Peak Funding Facility bear interest at a per annum rate equal to the benchmark for the currency of the applicable advance (which for dollar advances, is three-month term SOFR), plus an applicable margin of 1.70% per annum. After March 6, 2029, the applicable margin on outstanding advances will increase by 0.10% per annum. Denali Peak Funding is required to utilize a minimum percentage of the financing commitments, with unused amounts below such minimum utilization amount accruing a fee at a rate equal to the applicable margin described above. In addition, prior to September 26, 2024, Denali Peak Funding paid an unused commitment fee of 0.25% per annum on the unused facility amount in excess of such minimum utilization amount. Effective December 26, 2024, Denali Peak Funding pays an unused commitment fee of 0.25% per annum on the unused facility amount in excess of such minimum utilization amount. Denali Peak Funding also pays an administrative agency fee to DB, in addition to certain other fees, each as agreed between Denali Peak Funding and DB.
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
Prior to October 22, 2024, advances under the Middle Peak Funding Facility bore interest at a per annum rate equal to the benchmark for the currency of the applicable advance (which for dollar advances, is three-month term SOFR plus, prior to October 23, 2024, a spread adjustment of 0.15% per annum) plus an applicable margin of 2.07% per annum. From October 23, 2024 to March 6, 2026, advances under the Middle Peak Funding Facility bore interest at a per annum rate equal to the benchmark for the currency of the applicable advance (which for dollar advances, is three-month term SOFR) plus an applicable margin of 1.97% per annum. From March 6, 2026, advances under the Middle Peak Funding Facility bear interest at a per annum rate equal to the benchmark for the currency of the applicable advance (which for dollar advances, is three-month term SOFR) plus an applicable margin of 1.70% per annum, which will increase to 1.80% per annum effective on March 6, 2029. Middle Peak Funding is required to utilize a minimum percentage of the financing commitments, with unused amounts below such minimum utilization amount accruing a fee at a rate equal to, prior to March 6, 2026, the applicable margin for dollar advances as described above, and from and after March 6, 2026, 1.40% per annum. Prior to May 7, 2024, Middle Peak Funding paid a commitment fee of 0.30% per annum on the average daily unused amount of the financing commitments in excess of such minimum utilization amount. From and after May 7, 2024 to March 6, 2026, Middle Peak Funding paid a commitment fee ranging from 0.15% per annum to 0.25% per annum on the average daily unused amount of the financing commitments, depending on the amount of the unused commitments outstanding in excess of such minimum utilization amount. From and after March 6, 2026, Middle Peak Funding pays a commitment fee of 0.25% per annum on the average daily unused amount of the financing commitments in excess of such minimum utilization amount. Middle Peak Funding also pays interest on an interest-only loan in the notional amount of the aggregate commitments under the Middle Peak Funding Facility, in addition to certain other fees as agreed between Middle Peak Funding and MS.
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
On July 31, 2026, the Windom Peak Funding Facility was amended. For further detail on the amendment, see “Note 13. Subsequent Events.”
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
The committed principal amount as of June 30, 2026 is €142.8 million (Term Facility A) and £39.8 million (Term Facility B). Proceeds from borrowings under the Phoenix Peak Funding Facility must be used to finance or refinance advances under a facility agreement financing a portfolio of European real estate assets (the “Asset Level Facility”) where Phoenix Peak Funding is a lender.
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
2026-1 PC Static Warehouse
On March 25, 2026, the 2026-1 PC Issuer, a special purpose vehicle with its membership interests owned by the Company, entered into a $360 million warehouse facility (the “2026-1 PC Static Warehouse”) with BNPP. BNPP served as administrative agent, Wilmington Trust served as collateral custodian and the Company served as a collateral manager under the 2026-1 PC Static Warehouse.
Advances under the 2026-1 PC Static Warehouse bore interest at a rate equal to the benchmark for the currency of the applicable advance (which is the three-month term SOFR rate for dollar advances) plus an applicable margin of (i) prior to the conversion date, 1.35% per annum and (ii) on or after the conversion date, 1.85%.
Proceeds from borrowings under the 2026-1 PC Static Warehouse were used to fund portfolio investments by 2026-1 PC Issuer and to make advances under corporate loans where 2026-1 PC Issuer is a lender. The 2026-1 PC Static Warehouse is scheduled to mature on November 5, 2026.
On April 22, 2026, the 2026-1 PC Static Warehouse was terminated with the proceeds of the 2026-1 PC Static Debt Securitization.
Meadow Pass WH Funding Facility

On April 3, 2026, Meadow Pass WH Funding entered into a secured credit facility (the “Meadow Pass WH Funding Facility”) with MUFG Bank, Ltd. (“MUFG”). MUFG serves as administrative agent, MUFG Securities Americas Inc. serves as structuring agent, Computershare Trust Company, N.A., serves as custodian and collateral administrator and the Company serves as collateral manager under the Meadow Pass WH Facility.

Advances under the Meadow Pass WH Funding Facility bear interest at a per annum rate equal to Term SOFR (for a one-month interest period), plus from April 3, 2026 to April 2, 2028, an applicable margin of 1.10% per annum and thereafter an applicable margin of 1.35% per annum.
Proceeds from borrowings under the Meadow Pass WH Funding Facility may be used to acquire assets and provide equity capitalization to designated subsidiaries to allow such designated subsidiaries to acquire assets pursuant to the Meadow Pass WH Funding Facility.
The period during which Meadow Pass WH Funding may make borrowings under the Meadow Pass WH Funding Facility expires on April 3, 2028, and the Meadow Pass WH Funding Facility will mature and all amounts outstanding under the facility must be repaid by April 3, 2029.

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
The Revolving Credit Facility provides for borrowings in USD and certain agreed upon foreign currencies. Borrowings under the Revolving Credit Facility are subject to compliance with a borrowing base. As of June 30, 2026, a portion of the Revolving Credit Facility consists of (A) funded term loans in the aggregate principal amount of $405.0 million, and (B) revolving commitments in the aggregate principal amount of $5.5 billion, and the Revolving Credit Facility provides for the issuance of letters of credit on behalf of the Company in an aggregate face amount not to exceed $175.0 million. Proceeds from the borrowings under the Revolving Credit Facility may be used for general corporate purposes of the Company and its subsidiaries. As of June 30, 2026, the period during which the Company may make borrowings on the Revolving Credit Facility expires on August 8, 2029 (other than with respect to (a) the revolving commitments of certain lenders in the amount of $90.0 million, which expire on June 6, 2027 and (b) the revolving commitments of certain lenders in the aggregate amount of $90.0 million, which expire on August 12, 2028), and the Revolving Credit Facility will mature and all amounts outstanding under the credit facility must be repaid by August 8, 2030 (other than with respect to (a) the revolving commitments of certain lenders in the amount of $90.0 million and term loans of certain lenders in the amount of $10.0 million, which mature on June 9, 2028 and (b) the revolving commitments of certain lenders in the amount of $90.0 million and term loans of certain lenders in the amount of $10.0 million, which mature on August 13, 2029), pursuant to an amortization schedule.
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
As of June 30, 2026 and December 31, 2025, the Company was in compliance with all covenants and other requirements of the Revolving Credit Facility.
On August 10, 2026, the Revolving Credit Facility was amended. For further detail on the amendment, see “Note 13. Subsequent Events.”
Letter of Credit Facility
On March 13, 2026, the Company and Deutsche Bank AG New York Branch (the “Issuer”) entered into an uncommitted continuing agreement for standby letters of credit (the “Letter of Credit Facility”), which provides for the issuance by the Issuer, in its sole discretion and upon request by the Company, of letters of credit on behalf of certain portfolio companies. The Company is required to make payments to the Issuer if the portfolio companies were to default on their related reimbursement obligations. The Letter of Credit Facility is secured on a pari passu basis with the Revolving Credit Facility and pursuant to substantially the same collateral documentation that secures the Revolving Credit Facility. As of June 30, 2026, $9.1 million of letters of credit were issued under the Letter of Credit Facility.
Private Placement Bonds
The Company issued unsecured notes, as further described below: 2026 Notes, May 2027 Notes, October 2027 Notes, March 2031 5.54% Notes, March 2033 Notes, January 2032 Series 2026A Notes, April 2031 Series 2026B Notes, July 2031 Series 2026B Notes and June 2032 Series 2026C Notes (each as defined below), which are collectively referred to herein as the “Private Placement Bonds.”
As of June 30, 2026 and December 31, 2025, the Company was in compliance with all covenants and other requirements of each of the Private Placement Bonds.
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
January 2032 Series 2026A Notes
On January 8, 2026, the Company entered into a First Supplement (the “First Supplement”) to the Master Note Purchase Agreement, dated as of March 25, 2025 (as supplemented by the First Supplement, the “January 2032 Series 2026A Note Purchase Agreement”) governing the issuance of $210.0 million in aggregate principal amount of its 5.94% Series 2026A Senior Notes (the “January 2032 Series 2026A Notes”) to qualified institutional investors in a private placement. The January 2032 Series 2026A Notes were issued on January 8, 2026, and will mature on January 8, 2032, unless redeemed, purchased or prepaid prior to such date by the Company or its affiliates in accordance with their terms. Interest on the January 2032 Series 2026A Notes will be due semiannually. In addition, the Company is obligated to offer to repay the January 2032 Series 2026A Notes at par if certain change in control events occur. The January 2032 Series 2026A Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured, unsubordinated indebtedness issued by the Company. In addition, if a Below Investment Grade Event (as defined in the January 2032 Series 2026A Note Purchase Agreement) occurs, the January 2032 Series 2026A Notes will bear interest at a fixed rate of 6.94% per year from the date of the occurrence of the Below Investment Grade Event to and until the date on which the Below Investment Grade Event is no longer continuing.
In connection with the January 2032 Series 2026A Notes, the Company entered into an interest rate swap to more closely align the interest rates of the Company’s liabilities with the investment portfolio, which consists of predominately floating rate loans. The Company designated this interest rate swap and the January 2032 Series 2026A Notes in a qualifying hedge accounting relationship.
April 2031 Series 2026B Notes
On April 9, 2026, the Company entered into a Second Supplement (the “Second Supplement”) to the Master Note Purchase Agreement, dated as of March 25, 2025, governing the issuance of $500.0 million in aggregate principal amount of its 6.58% Series 2026B Senior Notes, Tranche A due April 9, 2031 (the “April 2031 Series 2026B Notes”), to qualified institutional investors in a private placement. The April 2031 Series 2026B Notes were issued on April 9, 2026 and will mature on April 9, 2031 unless redeemed, purchased or prepaid prior to such date by the Company or its affiliates in accordance with their terms. Interest on the April 2031 Series 2026B Notes will be due semiannually. In addition, the Company is obligated to offer to repay the April 2031 Series 2026B Notes at par if certain change in control events occur. The April 2031 Series 2026B Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured, unsubordinated indebtedness issued by the Company. In addition, subject to certain events, including a ratings downgrade, the April 2031 Series 2026B Notes will bear interest at a fixed rate of 7.58% per year until the date such event is no longer occurring.

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
In connection with the April 2031 Series 2026B Notes, the Company entered into an interest rate swap to more closely align the interest rates of the Company’s liabilities with the investment portfolio, which consists of predominately floating rate loans. The Company designated this interest rate swap and the April 2031 Series 2026B Notes in a qualifying hedge accounting relationship.
July 2031 Series 2026B Notes
On April 9, 2026, the Company entered into the Second Supplement governing the issuance of $500.0 million in aggregate principal amount of its 6.61% Series 2026B Senior Notes, Tranche B due July 9, 2031 (the “July 2031 Series 2026B Notes”), to qualified institutional investors in a private placement. The July 2031 Series 2026B Notes were issued on April 9, 2026 and will mature on July 9, 2031 unless redeemed, purchased or prepaid prior to such date by the Company or its affiliates in accordance with their terms. Interest on the July 2031 Series 2026B Notes will be due semiannually. In addition, the Company is obligated to offer to repay the July 2031 Series 2026B Notes at par if certain change in control events occur. The July 2031 Series 2026B Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured, unsubordinated indebtedness issued by the Company. In addition, subject to certain events including a ratings downgrade, the July 2031 Series 2026B Notes will bear interest at a fixed rate of 7.61% per year until the date such event is no longer occurring.
In connection with the July 2031 Series 2026B Notes, the Company entered into an interest rate swap to more closely align the interest rates of the Company’s liabilities with the investment portfolio, which consists of predominately floating rate loans. The Company designated this interest rate swap and the July 2031 Series 2026B Notes in a qualifying hedge accounting relationship.
June 2032 Series 2026C Notes
On June 11, 2026, the Company entered into a Third Supplement (the “Third Supplement”) to the Master Note Purchase Agreement, dated as of March 25, 2025 governing the issuance of $688.0 million in aggregate principal amount of its 6.54% Series 2026C Senior Notes (the “June 2032 Series 2026C Notes”), to qualified institutional investors in a private placement. The June 2032 Series 2026C Notes were issued on June 11, 2026, and will mature on June 11, 2032, unless redeemed, purchased or prepaid prior to such date by the Company or its affiliates in accordance with their terms. Interest on the June 2032 Series 2026C Notes will be due semiannually. In addition, the Company is obligated to offer to repay the June 2032 Series 2026C Notes at par if certain change in control events occur. The June 2032 Series 2026C Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured, unsubordinated indebtedness issued by the Company. In addition, subject to certain events, including a ratings downgrade, the June 2032 Series 2026C Notes will bear interest at a fixed rate of 7.54% per year until the date such event is no longer continuing.
In connection with the June 2032 Series 2026C Notes, the Company entered into an interest rate swap to more closely align the interest rates of the Company’s liabilities with the investment portfolio, which consists of predominately floating rate loans. The Company designated this interest rate swap and the June 2032 Series 2026C Notes in a qualifying hedge accounting relationship.
Unsecured Notes
The Company issued unsecured notes, as further described below: December 2026 Notes, November 2026 Eurobonds, March 2027 Notes, January 2029 Notes, April 2026 UK Bonds, November 2028 Notes, January 2031 Notes, July 2029 Notes, September 2027 Notes, April 2030 Notes, November 2029 Notes, November 2034 Notes, January 2032 Notes, September 2030 Notes, March 2031 5.350% Notes and May 2031 Notes (each as defined below), which are collectively referred to herein as the “Unsecured Notes.”

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The Unsecured Notes contain certain covenants, including covenants requiring the Company to comply with the asset coverage requirements of Section 18(a)(1)(A) as modified by Section 61(a)(1) and (2) of the 1940 Act, whether or not it is subject to those requirements, and to provide financial information to the holders of the Unsecured Notes and the U.S. Bank Trust Company, National Association (the “Trustee”) if the Company is no longer subject to the reporting requirements under the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”). These covenants are subject to important limitations and exceptions that are described in each respective indenture governing the Unsecured Notes (the “Unsecured Notes Indentures”).
In addition, on the occurrence of a “change of control repurchase event,” as defined in each respective Unsecured Notes Indenture, the Company will generally be required to make an offer to purchase the outstanding Unsecured Notes at a price equal to 100% of the principal amount of such Unsecured Notes plus accrued and unpaid interest to the repurchase date.
As of June 30, 2026 and December 31, 2025, the Company was in compliance with all covenants and other requirements of each of the Unsecured Notes.
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
In connection with the December 2026 Notes and the December 2026 Notes Upsize, the Company entered into interest rate swaps to more closely align the interest rates of the Company’s liabilities with the investment portfolio, which consists of predominately floating rate loans. The Company designated each interest rate swap and the corresponding December 2026 Notes or December 2026 Notes Upsize, as applicable, in a qualifying hedge accounting relationship.
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
The April 2026 UK Bonds matured on April 14, 2026, and were paid off consistent with the terms of the April 2026 UK Bonds Indenture.

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
In connection with the April 2026 UK Bonds, the Company entered into an interest rate swap to more closely align the interest rates of the Company’s liabilities with the investment portfolio, which consists of predominately floating rate loans. The Company designated this interest rate swap and the April 2026 UK Bonds in a qualifying hedge accounting relationship. The interest rate swap designated in the qualifying hedge accounting of the April 2026 UK Bonds matured on April 14, 2026.
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
In connection with the November 2028 Notes and the November 2028 Notes Upsize, the Company entered into interest rate swaps to more closely align the interest rates of the Company’s liabilities with the investment portfolio, which consists of predominately floating rate loans. The Company designated each interest rate swap and the corresponding November 2028 Notes or November 2028 Notes Upsize, as applicable, in a qualifying hedge accounting relationship.
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
In connection with the January 2031 Notes and the January 2031 Notes Upsize, the Company entered into interest rate swaps to more closely align the interest rates of the Company’s liabilities with the investment portfolio, which consists of predominately floating rate loans. The Company designated each interest rate swap and the corresponding January 2031 Notes or January 2031 Notes Upsize, as applicable, in a qualifying hedge accounting relationship.
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
In connection with the July 2029 Notes and the July 2029 Notes Upsize, the Company entered into interest rate swaps to more closely align the interest rates of the Company’s liabilities with the investment portfolio, which consists of predominately floating rate loans. The Company designated each interest rate swap and the corresponding July 2029 Notes or July 2029 Notes Upsize, as applicable, in a qualifying hedge accounting relationship.
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
November 2034 Notes
On November 22, 2024, the Company issued $600.0 million aggregate principal amount of 6.000% notes due 2034 (the “November 2034 Notes”) pursuant to a supplemental indenture, dated as of November 22, 2024 (and together with the Base Indenture, the “November 2034 Notes Indenture”), to the Base Indenture between the Company and the Trustee.

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
On December 11, 2024, the Company issued $200.0 million aggregate principal amount of 6.000% notes due 2034 (the “November 2034 Notes Upsize”) under the Company’s Base Indenture and November 2034 Notes Indenture. The November 2034 Notes Upsize were issued as “Additional Notes” under the November 2034 Notes Indenture and have identical terms to the Company’s $600.0 million November 2034 Notes that were issued on November 22, 2024, other than the issue date and the issue price. The November 2034 Notes Upsize will be treated as a single class of notes with the November 2034 Notes for all purposes under the November 2034 Notes Indenture.
In connection with the November 2034 Notes and the November 2034 Notes Upsize, the Company entered into interest rate swaps to more closely align the interest rates of the Company’s liabilities with the investment portfolio, which consists of predominately floating rate loans. The Company designated each interest rate swap and the corresponding November 2034 Notes or November 2034 Notes Upsize, as applicable, in a qualifying hedge accounting relationship.
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
2021-2 Debt Securitization
On November 1, 2021, the Company completed a $603.7 million term debt securitization (the “2021-2 Debt Securitization”). Term debt securitizations are also known as collateralized loan obligations and are a form of secured financing incurred by the Company, which is consolidated by the Company for financial reporting purposes and subject to its overall asset coverage requirement. The notes offered in the 2021-2 Debt Securitization (collectively, the “2021-2 Notes”) were issued by the 2021-2 Issuer, a special purpose vehicle with its ordinary shares owned in a Cayman Islands charitable trust, and BCRED BSL CLO 2021-2, LLC, a wholly-owned subsidiary of the 2021-2 Issuer, and were secured by a diversified portfolio of senior secured loans and participation interests therein.
On May 6, 2026, the Company redeemed all of the secured debt issued or incurred, in whole, pursuant to the terms of the indenture governing the 2021-2 Debt Securitization.
MML 2021-1 Debt Securitization
On December 15, 2021, the Company completed a $1.0 billion term debt securitization (the “MML 2021-1 Debt Securitization”). Term debt securitizations are also known as collateralized loan obligations and are a form of secured financing incurred by the Company, which is consolidated by the Company for financial reporting purposes and subject to its overall asset coverage requirement. The notes offered in the MML 2021-1 Debt Securitization (collectively, the “MML 2021-1 Notes”) were issued by the MML 2021-1 Issuer, a wholly-owned and consolidated (for tax and accounting purposes) subsidiary of the Company, and are primarily secured by a diversified portfolio of middle market loans and participation interests therein.
The following table presents information on the secured and unsecured notes issued in the MML 2021-1 Debt Securitization:

		June 30, 2026
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
The Company retained all of the Subordinated Notes issued in the MML 2021-1 Debt Securitization in part in exchange for the Company’s sale and contribution to the MML 2021-1 Issuer of the initial closing date portfolio. The Debt is scheduled to mature on January 15, 2035; however, the Debt may be redeemed by the MML 2021-1 Issuer, at the direction of the Company as holder of the Subordinated Notes, on any business day after December 15, 2023. In connection with the sale and contribution, the Company has made customary representations, warranties and covenants to the MML 2021-1 Issuer. The Class A Notes, the Class A Loans, Class B Notes and Class C Notes are secured obligations of the MML 2021-1 Issuer, the Subordinated Notes are the unsecured obligations of the MML 2021-1 Issuer, and the indenture governing the Notes and the credit agreement governing the Class A Loans, each include customary covenants and events of default.

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
MML 2022-1 Debt Securitization
On March 15, 2022, the Company completed a $1.1 billion term debt securitization (the “MML 2022-1 Debt Securitization”). Term debt securitizations are also known as collateralized loan obligations and are a form of secured financing incurred by the Company, which is consolidated by the Company for financial reporting purposes and subject to its overall asset coverage requirement. The notes offered in the MML 2022-1 Debt Securitization (collectively, the “MML 2022-1 Notes”) were issued by the MML 2022-1 Issuer, a wholly-owned and consolidated (for tax and accounting purposes) subsidiary of the Company, and are primarily secured by a diversified portfolio of middle market loans and participation interests therein.
The following table presents information on the secured and unsecured notes issued in the MML 2022-1 Debt Securitization:

		June 30, 2026
Description	Type	Principal Outstanding	Interest Rate	Credit Rating
Class A-1 Notes	Senior Secured Floating Rate	$525,000	SOFR + 1.65%	Aaa
Class A-2 Notes	Senior Secured Fixed	80,000	3.41%	Aaa
Class B Notes	Senior Secured Floating Rate	66,000	SOFR + 2.00%	Aaa
Class C Notes	Mezzanine Secured Deferrable Floating Rate	88,000	SOFR + 2.75%	Aa3
Total Secured Notes		759,000
Subordinated Notes (1)		331,360	None	Not rated
Total MML 2022-1 Notes		$1,090,360
(1)The Company retained all of the Subordinated Notes issued in the MML 2022-1 Debt Securitization which are eliminated in consolidation.
The Company retained all of the Subordinated Notes issued in the MML 2022-1 Debt Securitization in part in exchange for the Company’s sale and contribution to the MML 2022-1 Issuer of the initial closing date portfolio. The MML 2022-1 Notes are scheduled to mature on April 20, 2035; however, the MML 2022-1 Notes may be redeemed by the MML 2022-1 Issuer, at the direction of the Company as holder of the Subordinated Notes, on any business day after April 20, 2024. In connection with the sale and contribution, the Company has made customary representations, warranties and covenants to the MML 2022-1 Issuer. The Class A-1 Notes, Class A-2 Notes, Class B Notes and Class C Notes are secured obligations of the MML 2022-1 Issuer, the Subordinated Notes are the unsecured obligations of the MML 2022-1 Issuer, and the indenture governing the MML 2022-1 Notes includes customary covenants and events of default.
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

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
2022-1 BSL Debt Securitization
On June 9, 2022, the Company completed a $589.8 million term debt securitization (the “2022-1 BSL Debt Securitization”). Term debt securitizations are also known as collateralized loan obligations and are a form of secured financing incurred by the Company, which is consolidated by the Company for financial reporting purposes and subject to its overall asset coverage requirement. The notes offered in the 2022-1 BSL Debt Securitization (collectively, the “2022-1 BSL Notes”) were issued by the 2022-1 BSL Issuer, a wholly-owned and consolidated (for tax and accounting purposes) subsidiary of the Company, and the 2022-1 BSL Co-Issuer, and were primarily secured by a diversified portfolio of broadly syndicated loans and participation interests therein.
On May 6, 2026, the Company redeemed all of the secured debt issued or incurred, in whole, pursuant to the terms of the indenture governing the 2022-1 BSL Debt Securitization.
MML 2022-2 Debt Securitization
On August 12, 2022, the Company completed a $498.1 million term debt securitization (the “MML 2022-2 Debt Securitization”). Term debt securitizations are also known as collateralized loan obligations and are a form of secured financing incurred by the Company, which is consolidated by the Company for financial reporting purposes and subject to its overall asset coverage requirement. The notes and loans offered in the MML 2022-2 Debt Securitization (collectively, the “MML 2022-2 Notes”) were issued (or incurred, as applicable) by the MML 2022-2 Issuer, a wholly-owned and consolidated (for tax and accounting purposes) subsidiary of the Company, and are primarily secured by a diversified portfolio of middle market loans and participation interests therein.
The following table presents information on the secured and unsecured notes issued and the secured loans incurred in the MML 2022-2 Debt Securitization:

		June 30, 2026
Description	Type	Principal Outstanding	Interest Rate	Credit Rating
Class A-L Loans	Senior Secured Floating Rate	$275,000	SOFR + 2.10%	Aaa
Class B-1 Notes	Senior Secured Floating Rate	14,000	SOFR + 3.35%	Aaa
Class B-2 Notes	Senior Secured Fixed Rate	11,500	5.88%	Aaa
Class C Notes (1)	Mezzanine Secured Deferrable Floating Rate	40,500	SOFR + 2.50%	Aa3
Total Secured Notes		341,000
Subordinated Notes (1)	Subordinated	157,105	None	Not rated
Total MML 2022-2 Notes		$498,105
(1)The Company retained all of the Class C Notes and the Subordinated Notes issued in the MML 2022-2 Debt Securitization which are eliminated in consolidation.
The Company retained all of the Class C Notes and the Subordinated Notes issued in the MML 2022-2 Debt Securitization in part in exchange for the Company’s sale and contribution to the MML 2022-2 Issuer of the initial closing date portfolio. The MML 2022-2 Notes is scheduled to mature on July 18, 2034; however, the MML 2022-2 Notes may be redeemed by the MML 2022-2 Issuer, at the direction of the Company as holder of the Subordinated Notes, on any business day after August 12, 2024. In connection with the sale and contribution, the Company has made customary representations, warranties and covenants to the MML 2022-2 Issuer. The Class A-L Loans, Class B-1 Notes, Class B-2 Notes and Class C Notes are secured obligations of the MML 2022-2 Issuer, the Subordinated Notes are the unsecured obligations of the MML 2022-2 Issuer, and the indenture governing the MML 2022-2 Notes includes customary covenants and events of default.
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

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
On July 22, 2026, the Company, as the sole holder of the Subordinated Notes, directed the redemption of all of the secured debt issued or incurred, in whole. For further detail, see “Note 13. Subsequent Events.”
2023-1 Debt Securitization
On December 13, 2023, the Company completed a $492.7 million term debt securitization (the “2023-1 Debt Securitization”). Term debt securitizations are also known as collateralized loan obligations and are a form of secured financing incurred by the Company, which is consolidated by the Company for financial reporting purposes and subject to its overall asset coverage requirement. The notes offered in the 2023-1 Debt Securitization (collectively, the “2023-1 Notes”) were issued by the 2023-1 Issuer, an indirectly wholly-owned and consolidated (for tax and accounting purposes) subsidiary of the Company, and are primarily secured by a diversified portfolio of private credit loans and participation interests therein.
The following table presents information on the secured and unsecured notes issued and the secured loans incurred in the 2023-1 Debt Securitization:

		June 30, 2026
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
On July 22, 2026, the Company, as the sole holder of the Subordinated Notes, directed the redemption of all of the secured debt issued or incurred, in whole. For further detail, see “Note 13. Subsequent Events.”

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
2024-1 Debt Securitization
On March 13, 2024, the Company completed a $402.2 million term debt securitization (the “2024-1 Debt Securitization”). Term debt securitizations are also known as collateralized loan obligations and are a form of secured financing incurred by the Company, which is consolidated by the Company for financial reporting purposes and subject to its overall asset coverage requirement. The notes offered in the 2024-1 Debt Securitization (collectively, the “2024-1 Notes”) were issued by the 2024-1 Issuer, an indirectly wholly-owned and consolidated (for tax and accounting purposes) subsidiary of the Company, and are primarily secured by a diversified portfolio of private credit loans and participation interests therein.
The following table presents information on the secured and unsecured notes issued and the secured loans incurred in the 2024-1 Debt Securitization:

		June 30, 2026
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
2024-2 Debt Securitization
On December 11, 2024, the Company completed a $500.5 million term debt securitization (the “2024-2 Debt Securitization”). Term debt securitizations are also known as collateralized loan obligations and are a form of secured financing incurred by the Company, which is consolidated by the Company for financial reporting purposes and subject to its overall asset coverage requirement. The notes offered in the 2024-2 Debt Securitization (collectively, the “2024-2 Notes”) were issued by the 2024-2 Issuer, an indirectly wholly-owned and consolidated (for tax and accounting purposes) subsidiary of the Company, and are primarily secured by a diversified portfolio of private credit loans and participation interests therein.

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The following table presents information on the secured and unsecured notes issued and the secured loans incurred in the 2024-2 Debt Securitization:

		June 30, 2026
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
2025-1 Debt Securitization
On March 21, 2025, the Company completed a $1.3 billion term debt securitization (the “2025-1 Debt Securitization”). Term debt securitizations are also known as collateralized loan obligations and are a form of secured financing incurred by the Company, which is consolidated by the Company for financial reporting purposes and subject to its overall asset coverage requirement. The notes offered in the 2025-1 Debt Securitization (collectively, the “2025-1 Notes”) were issued by the 2025-1 Issuer, an indirectly wholly-owned and consolidated (for tax and accounting purposes) subsidiary of the Company, and are primarily secured by a diversified portfolio of private credit loans and participation interests therein.

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The following table presents information on the secured and unsecured notes issued in the 2025-1 Debt Securitization:

		June 30, 2026
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
2025-1 Lender Finance Facility
On March 26, 2025, the Company entered into a $915.0 million secured term loan credit facility (the “2025-1 Lender Finance Facility”). 2025-1 Lender Finance is the borrower under the 2025-1 Lender Finance Facility and is consolidated by the Company for financial reporting purposes and subject to its overall asset coverage requirement. The loans incurred under the 2025-1 Lender Finance Facility (collectively, the “2025-1 Loans”) are primarily secured by a diversified portfolio of private credit loans and participation interests therein.
The following table presents information on the loans incurred in the 2025-1 Lender Finance Facility:

		June 30, 2026
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
2025-1 BSL Static Debt Securitization
On May 29, 2025, the Company completed a $851.7 million static term debt securitization (the “2025-1 BSL Static Debt Securitization”). Term debt securitizations are also known as collateralized loan obligations and are a form of secured financing incurred by the Company, which is consolidated by the Company for financial reporting purposes and subject to its overall asset coverage requirement. The notes offered in the 2025-1 BSL Static Debt Securitization (collectively, the “2025-1 BSL Notes”) were issued by the 2025-1 BSL Issuer, a special purpose vehicle with its ordinary shares owned in a Cayman Islands charitable trust, and BCRED BSL Static CLO 2025-1, LLC, a wholly-owned subsidiary of the 2025-1 BSL Issuer (collectively, the “2025-1 BSL Issuers”), and are secured by a diversified portfolio of senior secured loans and participation interests.
The following table presents information on the secured and unsecured notes issued in the 2025-1 BSL Static Debt Securitization:

		June 30, 2026
Description	Type	Principal Outstanding	Interest Rate	Credit Rating
Class A Notes	Senior Secured Floating Rate	$277,684	SOFR + 1.25%	AAA
Class B Notes	Senior Secured Floating Rate	96,380	SOFR + 1.85%	AA
Class C Notes	Mezzanine Secured Deferrable Floating Rate	53,325	SOFR + 2.10%	A
Class D Notes (1)	Mezzanine Secured Deferrable Floating Rate	33,575	SOFR + 2.77%	BBB
Total Secured Notes		460,964
Subordinated Notes (1)		156,500	None	Not rated
Total 2025-1 BSL Notes		$617,464
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
The Company serves as collateral manager to the 2025-1 BSL Issuer under a collateral management agreement and has agreed to irrevocably waive all collateral management fees payable pursuant to the collateral management agreement.

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
2025-2 Lender Finance Facility
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

		June 30, 2026
Description	Type	Principal Outstanding	Interest Rate	Credit Rating
Class A Term Loans	Senior Secured Floating Rate	$802,500	SOFR + 1.50%	Aaa
Class B Term Loans	Senior Secured Floating Rate	80,000	SOFR + 1.80%	Aa2
Class C Term Loans (1)	Senior Deferrable Floating Rate	137,500	SOFR + 2.10%	A2
Total Term Loans		$1,020,000
(1)The Company (through its wholly-owned and consolidated subsidiary, 2025-2 Lender Finance Depositor) retained all of the Class C Term Loans incurred in the 2025-2 Lender Finance Facility which are eliminated in consolidation.
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
2026-1 Debt Securitization
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

		June 30, 2026
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
2026-1 Static Debt Securitization
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

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The following table presents information on the secured and unsecured notes issued in the 2026-1 Static Debt Securitization:

		June 30, 2026
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
2026-2 Static Debt Securitization
On June 11, 2026, the Company completed a $1.0 billion term debt securitization (the “2026-2 Static Debt Securitization”). Term debt securitizations are also known as collateralized loan obligations and are a form of secured financing incurred by the Company, which is consolidated by the Company for financial reporting purposes and subject to its overall asset coverage requirement. The notes offered in the 2026-2 Static Debt Securitization (collectively, the “2026-2 Static Notes”) were issued by the 2026-2 PC Issuer, an indirectly wholly-owned and consolidated (for tax and accounting purposes) subsidiary of the Company, and are primarily secured by a diversified portfolio of private credit loans and participation interests therein.

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The following table presents information on the secured and unsecured notes issued in the 2026-2 Static Debt Securitization:

		June 30, 2026
Description	Type	Principal Outstanding	Interest Rate	Credit Rating
Class A-1 Notes	Senior Secured Floating Rate	$530,000	SOFR + 1.34%	AAA
Class A-2 Notes	Senior Secured Floating Rate	60,000	SOFR + 1.70%	AAA
Class B Notes	Senior Secured Floating Rate	90,000	SOFR + 1.90%	AA
Class C Notes (1)	Mezzanine Secured Deferrable Floating Rate	40,000	SOFR + 2.20%	A
Class D Notes (1)	Mezzanine Secured Deferrable Floating Rate	45,000	SOFR + 3.50%	BBB-
Total Secured Notes		765,000
Subordinated Notes (1)	Subordinated	236,860	None	Not Rated
Total 2026-2 Static Notes		1,001,860
(1)The Company (through its wholly-owned and consolidated subsidiary, 2026-2 PC Depositor) retained all of the Class C Notes, the Class D Notes and the Subordinated Notes issued in the 2026-2 PC Debt Securitization which are eliminated in consolidation.
The Company (through its wholly-owned and consolidated subsidiary, 2026-2 PC Depositor) retained all of the Class C Notes, the Class D Notes and the Subordinated Notes issued in the 2026-2 Static Debt Securitization in part in exchange for the Company’s sale and contribution to the 2026-2 PC Issuer of the initial closing date portfolio. The 2026-2 Static Notes are scheduled to mature on April 27, 2036; however, the 2026-2 Static Notes may be redeemed by the 2026-2 PC Issuer, at the direction of the Company through its holder of the Subordinated Notes (through 2026-2 PC Depositor), on any business day after June 11, 2027. In connection with the sale and contribution, the Company has made customary representations, warranties and covenants to the 2026-2 PC Issuer. The Class A-1 Notes, Class A-2 Notes, Class B Notes, Class C Notes and Class D Notes are secured obligations of the 2026-2 PC Issuer, the Subordinated Notes are the unsecured obligations of the 2026-2 PC Issuer, and the indenture governing the 2026-2 PC Notes includes customary covenants and events of default.
The 2026-2 Static Notes have not been, and will not be, registered under the Securities Act, or any state securities or “blue sky” laws and may not be offered or sold in the United States absent registration with the SEC or an applicable exemption from registration.
The Company serves as collateral manager to the 2026-2 PC Issuer under a collateral management agreement and has agreed to irrevocably waive all collateral management fees payable pursuant to the collateral management agreement.

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
2026-2 Debt Securitization
On June 18, 2026, the Company completed a $401.0 million term debt securitization (the “2026-2 Debt Securitization”). Term debt securitizations are also known as collateralized loan obligations and are a form of secured financing incurred by the Company, which is consolidated by the Company for financial reporting purposes and subject to its overall asset coverage requirement. The notes offered and loans incurred in the 2026-2 Debt Securitization (collectively, the “2026-2 Notes”) were issued by the 2026-2 Issuer, an indirectly wholly-owned and consolidated (for tax and accounting purposes) subsidiary of the Company, and are primarily secured by a diversified portfolio of private credit loans and participation interests therein.
The following table presents information on the secured and unsecured notes issued in the 2026-2 Debt Securitization:

		June 30, 2026
Description	Type	Principal Outstanding	Interest Rate	Credit Rating
Class A Notes	Senior Secured Floating Rate	$145,000	SOFR + 1.48%	AAA
Class A-L Loans	Senior Secured Floating Rate	79,000	SOFR + 1.48%	AAA
Class B Notes	Senior Secured Floating Rate	48,000	SOFR + 1.90%	AA
Class C Notes (1)	Mezzanine Secured Deferrable Floating Rate	24,000	SOFR + 2.25%	A
Class D Notes (1)	Mezzanine Secured Deferrable Floating Rate	27,000	SOFR + 3.60%	BBB-
Total Secured Notes		323,000
Subordinated Notes (1)	Subordinated	77,980	None	Not Rated
Total 2026-2 Notes		400,980
(1)The Company (through its wholly-owned and consolidated subsidiary, 2026-2 Depositor) retained all of the Class C Notes, the Class D Notes and the Subordinated Notes issued in the 2026-2 Debt Securitization which are eliminated in consolidation.
The Company (through its wholly-owned and consolidated subsidiary, 2026-2 Depositor) retained all of the Subordinated Notes issued in the 2026-2 Debt Securitization in part in exchange for the Company’s sale and contribution to the 2026-2 Issuer of the initial closing date portfolio. The 2026-2 Notes are scheduled to mature on July 20, 2038; however, the 2026-2 Notes may be redeemed by the 2026-2 Issuer, at the direction of the Company through its holder of the Subordinated Notes (through 2026-2 Depositor), on any business day after June 18, 2028. In connection with the sale and contribution, the Company has made customary representations, warranties and covenants to the 2026-2 Issuer. The Class A Notes, Class A-L Loans, Class B Notes, Class C Notes and Class D Notes are secured obligations of the 2026-2 Issuer, the Subordinated Notes are the unsecured obligations of the 2026-2 Issuer, and the indenture governing the 2026-2 Notes includes customary covenants and events of default.
The 2026-2 Notes have not been, and will not be, registered under the Securities Act, or any state securities or “blue sky” laws and may not be offered or sold in the United States absent registration with the SEC or an applicable exemption from registration.
The Company serves as collateral manager to the 2026-2 Issuer under a collateral management agreement and has agreed to irrevocably waive all collateral management fees payable pursuant to the collateral management agreement.

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The following presents the assets and liabilities of the MML 2021-1 Issuer, MML 2022-1 Issuer, MML 2022-2 Issuer, 2023-1 Issuer, 2024-1 Issuer, 2024-2 Issuer, 2025-1 Issuer, 2025-1 Lender Finance, 2025-1 BSL Issuer, 2025-2 Lender Finance, 2026-1 Issuer, 2026-1 PC Issuer, 2026-2 PC Issuer and 2026-2 Issuer (collectively referred to as, the “CLO Issuers”), after giving effect to the elimination of intercompany balances. The assets of the CLO Issuers are restricted to be used to settle the obligations of the CLO Issuers. The liabilities of the CLO Issuers are only the obligations of the CLO Issuers and the creditors (or beneficial interest holders) do not have recourse to the Company.

	June 30, 2026	December 31, 2025

ASSETS
Investments at fair value
Non-controlled/non-affiliated investments	$11,062,930	$8,435,694
Total investments at fair value	11,062,930	8,435,694
Cash and cash equivalents (restricted cash of $879,204 and $802,310, respectively)	879,204	802,310
Interest receivable from non-controlled/non-affiliated investments	88,243	79,801
Total assets	$12,030,377	$9,317,805

LIABILITIES
Debt (net of unamortized debt issuance costs of $35,545 and $25,356, respectively)	$7,644,844	$5,939,567
Interest payable	90,490	82,713
Total liabilities	$7,735,334	$6,022,280
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
As of June 30, 2026, and December 31, 2025, respectively, the Company had $104.4 million and $406.8 million of short-term borrowings under the Repurchase Agreements.
Short-term borrowings under the Repurchase Agreements bore interest at a weighted average applicable margin of 4.39% and 4.75% per annum as of June 30, 2026, and December 31, 2025, respectively.
Certain of the Company’s investments serve as collateral for the Company’s obligations under the Repurchase Agreements and the carrying value of pledged investments were $85.7 million and $486.8 million as of June 30, 2026, and December 31, 2025, respectively.
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

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
As of June 30, 2026 and December 31, 2025, the Company had $500.0 million and $450.0 million, respectively, of borrowings under Short Term Financing Transactions with third parties. Certain of the Company's investments serve as collateral for the Company's obligations under the Short Term Financing Transactions and the carrying value of pledged investments was $524.2 million and $450.0 million, respectively, as of June 30, 2026 and December 31, 2025.
Short-term borrowings under Short Term Financing Transactions bore interest at an applicable margin of 6.39% and 4.52%, respectively, per annum as of June 30, 2026 and December 31, 2025.
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
The Company’s outstanding debt obligations were as follows:

	June 30, 2026
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (net of unamortized issuance costs, premiums and discounts)	Unamortized Debt Issuance Costs (including premiums and discounts)	Unused Portion (1)	Amount Available (2)
Bard Peak Funding Facility (3)	$2,138,000	$725,830	$725,830	$—	$1,412,170	$1,411,814
Castle Peak Funding Facility (3)	2,600,000	866,931	866,931	—	1,733,069	1,703,441
Summit Peak Funding Facility (3)	1,375,000	828,644	828,644	—	546,356	546,356
Denali Peak Funding Facility (3)	1,425,000	714,593	714,593	—	710,407	710,383
Bushnell Peak Funding Facility	1,000,000	350,300	350,300	—	649,700	649,700
Granite Peak Funding Facility	1,000,000	750,000	750,000	—	250,000	250,000
Middle Peak Funding Facility	1,500,000	730,000	730,000	—	770,000	770,000
Bison Peak Funding Facility	2,100,000	930,200	930,200	—	1,169,800	1,169,800
Blanca Peak Funding Facility	1,100,000	825,000	825,000	—	275,000	275,000
Windom Peak Funding Facility (3)	2,150,000	957,919	957,919	—	1,192,081	1,191,274
Monarch Peak Funding Facility	1,500,000	1,050,000	1,050,000	—	450,000	450,000
Haydon Peak Funding Facility	500,000	114,000	114,000	—	386,000	386,000
Phoenix Peak Funding Facility (3)	215,945	215,945	215,034	911	—	—
Sonora Peak Funding Facility	1,100,000	100,000	100,000	—	1,000,000	1,000,000
Ramsey Peak Funding Facility	1,000,000	200,000	200,000	—	800,000	800,000
Crystal Peak Funding Facility	750,000	75,000	75,000	—	675,000	675,000
Weller Peak Funding Facility	214,400	—	—	—	214,400	127,454
Meadow Pass WH Funding Facility	1,000,000	303,000	303,000	—	697,000	465,912
Revolving Credit Facility (4)	5,950,000	2,304,440	2,304,440	—	3,645,560	3,644,405
2026 Notes	400,000	400,000	399,914	86	—	—
May 2027 Notes (5)	625,000	625,000	619,081	464	—	—
October 2027 Notes (5)	350,000	350,000	346,985	1,764	—	—
March 2031 5.54% Notes (5)	500,000	500,000	488,499	9,347	—	—
March 2033 Notes (5)	500,000	500,000	485,198	12,031	—	—
January 2032 Series 2026A Notes (5)	210,000	210,000	204,749	463	—	—
April 2031 Series 2026B Notes (5)	500,000	500,000	482,302	12,152	—	—
July 2031 Series 2026B Notes (5)	500,000	500,000	482,232	12,174	—	—
June 2032 Series 2026C Notes (5)	688,000	688,000	679,528	10,848	—	—

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

	June 30, 2026
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (net of unamortized issuance costs, premiums and discounts)	Unamortized Debt Issuance Costs (including premiums and discounts)	Unused Portion (1)	Amount Available (2)
December 2026 Notes (5)	$1,250,000	$1,250,000	$1,239,775	$2,209	$—	$—
November 2026 Eurobonds	571,300	571,300	570,649	651	—	—
March 2027 Notes	1,000,000	1,000,000	998,088	1,912	—	—
January 2029 Notes	650,000	650,000	645,472	4,528	—	—
November 2028 Notes (5)	650,000	650,000	649,857	1,347	—	—
January 2031 Notes (5)	600,000	600,000	585,307	7,909	—	—
July 2029 Notes (5)	900,000	900,000	893,463	2,725	—	—
September 2027 Notes (5)	400,000	400,000	393,151	2,774	—	—
April 2030 Notes (5)	400,000	400,000	382,796	6,506	—	—
November 2029 Notes (5)	400,000	400,000	393,248	6,198	—	—
November 2034 Notes (5)	800,000	800,000	771,080	20,258	—	—
January 2032 Notes (5)	1,000,000	1,000,000	988,538	20,106	—	—
September 2030 Notes (5)	500,000	500,000	479,492	8,418	—	—
March 2031 5.350% Notes (5)	700,000	700,000	672,278	13,254	—	—
May 2031 Notes (5)	850,000	850,000	820,743	16,961	—	—
MML 2021-1 Debt	690,000	690,000	686,998	3,002	—	—
MML 2022-1 Debt	759,000	759,000	755,123	3,877	—	—
MML 2022-2 Debt	300,500	300,500	298,628	1,872	—	—
2023-1 Notes	305,000	305,000	303,449	1,551	—	—
2024-1 Notes	244,000	244,000	242,557	1,443	—	—
2024-2 Notes	305,000	305,000	302,308	2,692	—	—
2025-1 Notes	884,000	884,000	880,940	3,060	—	—
2025-1 Lender Finance Facility	890,000	890,000	887,538	2,462	—	—
2025-1 BSL Notes	427,389	427,389	426,164	1,225	—	—
2025-2 Lender Finance Facility	882,500	882,500	879,664	2,836	—	—
2026-1 Notes	735,000	735,000	731,231	3,769	—	—
2026-1 Static Notes	306,000	306,000	303,674	2,326	—	—
2026-2 Static Notes	680,000	680,000	676,814	3,186	—	—
2026-2 Notes	272,000	272,000	269,756	2,244	—	—
Short-Term Borrowings	604,371	604,371	604,371	—	—	—
Total	$51,847,405	$35,270,862	$34,962,531	$211,541	$16,576,543	$16,226,539
(1)The unused portion is the amount upon which commitment fees, if any, are based.
(2)The amount available reflects any limitations related to each respective credit facility’s borrowing base.
(3)Under certain SPV Financing Facilities, the company is permitted to borrow in USD and other currencies.
Under the Bard Peak Funding Facility, as of June 30, 2026, the Company had non-USD borrowings denominated in the following currencies:
•CAD 94.1 million
•EUR 251.4 million
•GBP 113.5 million
•NZD 125.4 million

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Under the Castle Peak Funding Facility, as of June 30, 2026, the Company had non-USD borrowings denominated in the following currencies:
•CAD 102.9 million
•EUR 46.4 million
•GBP 38.9 million
Under the Summit Peak Funding Facility, as of June 30, 2026, the Company had non-USD borrowings denominated in the following currencies:
•CAD 64.7 million
•EUR 26.9 million
•GBP 104.7 million
Under the Denali Peak Funding Facility, as of June 30, 2026, the Company had non-USD borrowings denominated in the following currencies:
•GBP 30.0 million
Under the Windom Peak Funding Facility, as of June 30, 2026, the Company had non-USD borrowings denominated in the following currencies:
•GBP 100.4 million
Under the Phoenix Peak Funding Facility, as of June 30, 2026, the Company had non-USD borrowings denominated in the following currencies:
•EUR 142.8 million
•GBP 39.8 million
(4)Under the Revolving Credit Facility, the Company is permitted to borrow in USD or certain other currencies. As of June 30, 2026, the Company had non-USD borrowings denominated in the following currencies:
•EUR 435.9 million
•GBP 994.3 million
•AUD 119.0 million
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

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

	December 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (net of unamortized issuance costs, premiums and discounts)	Unamortized Debt Issuance Costs (including premiums and discounts)	Unused Portion (1)	Amount Available (2)
March 2033 Notes (5)	$500,000	$500,000	$494,769	$12,916	$—	$—
December 2026 Notes (5)	1,250,000	1,250,000	1,233,234	4,565	—	—
November 2026 Eurobonds	587,600	587,600	586,175	1,425	—	—
March 2027 Notes	1,000,000	1,000,000	996,741	3,259	—	—
January 2029 Notes	650,000	650,000	644,590	5,410	—	—
April 2026 UK Bonds (5)	336,988	336,988	335,202	250	—	—
November 2028 Notes (5)	650,000	650,000	661,542	1,624	—	—
January 2031 Notes (5)	600,000	600,000	596,471	8,843	—	—
July 2029 Notes (5)	900,000	900,000	910,031	3,213	—	—
September 2027 Notes (5)	400,000	400,000	395,183	3,885	—	—
April 2030 Notes (5)	400,000	400,000	388,785	7,365	—	—
November 2029 Notes (5)	400,000	400,000	400,465	7,071	—	—
November 2034 Notes (5)	800,000	800,000	785,348	21,529	—	—
January 2032 Notes (5)	1,000,000	1,000,000	1,009,275	21,892	—	—
September 2030 Notes (5)	500,000	500,000	487,697	9,388	—	—
2021-2 Notes	505,800	505,800	504,647	1,153	—	—
MML 2021-1 Debt	690,000	690,000	686,824	3,176	—	—
MML 2022-1 Debt	759,000	759,000	754,904	4,096	—	—
2022-1 BSL Debt	420,000	420,000	418,788	1,212	—	—
MML 2022-2 Debt	300,500	300,500	298,513	1,987	—	—
2023-1 Notes	305,000	305,000	303,368	1,632	—	—
2024-1 Notes	244,000	244,000	242,484	1,516	—	—
2024-2 Notes	305,000	305,000	302,181	2,819	—	—
2025-1 Notes	884,000	884,000	880,799	3,201	—	—
2025-1 Lender Finance	890,000	890,000	887,425	2,575	—	—
2025-1 BSL Notes	661,625	661,625	659,634	1,991	—	—
Short-Term Borrowings	856,829	856,829	856,829	—	—	—
Total	$41,987,897	$35,085,857	$35,002,485	$153,023	$6,902,116	$6,848,375
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
Under the Phoenix Peak Funding Facility, as of December 31, 2025, the Company had non-USD borrowings denominated in the following currencies:
•EUR 142.8 million
•GBP 39.8 million
(4)Under the Revolving Credit Facility, the Company is permitted to borrow in USD or certain other currencies. As of December 31, 2025, the Company had non-USD borrowings denominated in the following currencies:
•CAD 24.5 million
•EUR 369.9 million
•GBP 1,039.3 million
•AUD 1.0 million
(5)Carrying value is inclusive of adjustment for the change in fair value of effective hedge relationship.
The following tables summarize the contractual maturities of the Company’s outstanding principal as of June 30, 2026 and December 31, 2025:

	June 30, 2026
	Less than 1 Year	1 - 3 Years	3 - 5 Years	Greater than 5 Years	Total
SPV Financing Facilities	$—	$944,245	$7,963,117	$830,000	$9,737,362
Revolving Credit Facility	—	48,016	2,256,424	—	2,304,440
Private Placement Bonds	1,025,000	350,000	1,000,000	1,898,000	4,273,000
Unsecured Notes	2,821,300	1,700,000	4,350,000	1,800,000	10,671,300
Debt Securitizations	—	—	—	7,680,389	7,680,389
Short-Term Borrowings	604,371	—	—	—	604,371
Total outstanding principal	$4,450,671	$3,042,261	$15,569,541	$12,208,389	$35,270,862

	December 31, 2025
	Less than 1 Year	1 - 3 Years	3 - 5 Years	Greater than 5 Years	Total
SPV Financing Facilities	$—	$2,105,272	$11,160,003	$890,000	$14,155,275
Revolving Credit Facility	—	—	2,259,240	—	2,259,240
Private Placement Bonds	400,000	975,000	—	1,000,000	2,375,000
Unsecured Notes	2,174,588	2,050,000	2,850,000	2,400,000	9,474,588
Debt Securitizations	—	—	—	5,964,925	5,964,925
Short-Term Borrowings	856,829	—	—	—	856,829
Total outstanding principal	$3,431,417	$5,130,272	$16,269,243	$10,254,925	$35,085,857

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
As of June 30, 2026 and December 31, 2025, interest payable included $508.2 million and $424.2 million, respectively, of interest expense and $5.7 million and $3.9 million, respectively, of unused commitment fees.
For the three and six months ended June 30, 2026, the weighted average interest rate on all borrowings outstanding (including unused fees, amortization of debt issuance costs (including premiums and discounts), and the impact of the application of hedge accounting) was 5.54% and 5.53%, respectively. For the three and six months ended June 30, 2025, the weighted average interest rate on all borrowings outstanding (including unused fees, amortization of debt issuance costs (including premiums and discounts), and the impact of the application of hedge accounting) was 6.20% and 6.15%, respectively.
For the three and six months ended June 30, 2026, the weighted average all-in cost of debt (including unused fees, amortization of debt issuance costs (including premiums and discounts), amortization of deferred financing costs, and the impact of the application of hedge accounting) was 5.66% and 5.66%, respectively, including $0.5 million and $5.7 million, respectively, of deferred financing costs written off as a result of the termination or reduction of the borrowing capacity of SPV Financing Facilities. For the three and six months ended June 30, 2025, the weighted average all-in cost of debt (including unused fees, amortization of debt issuance costs (including premiums and discounts), amortization of deferred financing costs, and the impact of the application of hedge accounting) was 6.31% and 6.26%, respectively, including nil and nil, respectively, of deferred financing costs written off as a result of the termination or reduction of the borrowing capacity of SPV Financing Facilities.
For the three and six months ended June 30, 2026, the average principal debt outstanding was $35,890.4 million and $35,988.8 million, respectively. For the three and six months ended June 30, 2025, the average principal debt outstanding was $29,973.3 million and $30,444.0 million, respectively.
The components of interest expense were as follows:

	Three Months Ended June 30,
	2026	2025
Borrowing interest expense	$476,576	$448,888
Facility unused fees	12,596	11,852
Amortization of deferred financing costs	10,882	8,829
Amortization of original issue discount and debt issuance costs (including premiums and discounts)	12,031	9,742
Gain (loss) from interest rate swaps accounted for as hedges and the related hedged items:
Interest rate swaps	112,538	(62,716)
Hedged items	(111,347)	61,414
Total interest expense	$513,276	$478,009
Cash paid for interest expense	$647,196	$575,793

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

	Six Months Ended June 30,
	2026	2025
Borrowing interest expense	$956,731	$904,892
Facility unused fees	20,185	19,482
Amortization of deferred financing costs	24,852	17,327
Amortization of original issue discount and debt issuance costs (including premiums and discounts)	22,115	19,162
Gain (loss) from interest rate swaps accounted for as hedges and the related hedged items:
Interest rate swaps	166,963	(189,808)
Hedged items	(165,802)	186,589
Total interest expense	$1,025,044	$957,644
Cash paid for interest expense	$1,200,225	$1,165,146
Note 8. Commitments and Contingencies
Portfolio Company Commitments
The Company’s investment portfolio contains debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of June 30, 2026 and December 31, 2025, the Company had unfunded commitments, including delayed draw term loans and revolvers, with an aggregate amount of $9.6 billion and $13.4 billion, respectively.
Additionally, from time to time, the Advisers and their affiliates may commit to an investment or commit to backstop the commitment of another lender on behalf of the investment vehicles they manage, including the Company. Certain terms of these investments or backstop arrangements are not finalized at the time of the commitment and each respective investment vehicle’s allocation may change prior to the date of funding. In this regard, as of June 30, 2026 and December 31, 2025, the Company estimates that $1,364.7 million and $1,271.1 million, respectively, of investments and backstop arrangements were committed but not yet funded.
As of June 30, 2026 and December 31, 2025, $515.0 million and $497.3 million, respectively, of capital committed remained uncalled from the Company in relation to capital commitments to Emerald JV, Verdelite JV and SLC.
Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2026 and December 31, 2025, management is not aware of any material pending legal proceedings.

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Note 9. Net Assets
The following table presents transactions in Common Shares for the three months ended June 30, 2026:

	For the three months ended June 30, 2026
	Shares	Amount
CLASS I
Subscriptions	13,893,712	$335,039
Share transfers between classes	8,786,920	210,611
Distributions reinvested	13,906,090	334,638
Share repurchases	(79,162,113)	(1,872,204)
Early repurchase deduction	—	274
Net increase (decrease)	(42,575,391)	(991,642)
CLASS S
Subscriptions	3,753,204	90,375
Share transfers between classes	(2,346,581)	(56,429)
Distributions reinvested	6,730,320	161,951
Share repurchases	(13,174,718)	(311,627)
Early repurchase deduction	—	119
Net increase (decrease)	(5,037,775)	(115,611)
CLASS D
Subscriptions	1,299,612	31,226
Share transfers between classes	(6,440,339)	(154,182)
Distributions reinvested	58,166	1,400
Share repurchases	(883,176)	(20,888)
Early repurchase deduction	—	4
Net increase (decrease)	(5,965,737)	(142,440)
Total net increase (decrease)	(53,578,903)	$(1,249,693)

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The following table presents transactions in Common Shares for the six months ended June 30, 2026:

	For the six months ended June 30, 2026
	Shares	Amount
CLASS I
Subscriptions	55,685,570	$1,366,966
Share transfers between classes	13,341,031	322,410
Distributions reinvested	28,585,613	696,023
Share repurchases	(173,351,086)	(4,150,612)
Early repurchase deduction	—	1,079
Net increase (decrease)	(75,738,872)	(1,764,134)
CLASS S
Subscriptions	15,493,323	379,507
Share transfers between classes	(6,774,720)	(165,098)
Distributions reinvested	13,638,833	332,006
Share repurchases	(50,392,979)	(1,211,943)
Early repurchase deduction	—	470
Net increase (decrease)	(28,035,543)	(665,058)
CLASS D
Subscriptions	1,494,138	36,029
Share transfers between classes	(6,566,311)	(157,312)
Distributions reinvested	130,781	3,188
Share repurchases	(3,126,154)	(75,145)
Early repurchase deduction	—	18
Net increase (decrease)	(8,067,546)	(193,222)
Total net increase (decrease)	(111,841,961)	$(2,622,414)

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

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The following table presents transactions in Common Shares for the six months ended June 30, 2025:

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
Net Asset Value per Share and Offering Price
The Company determines NAV for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e., the prior month-end NAV). The following table presents each month-end NAV per share for Class I, Class S and Class D Common Shares for the six months ended June 30, 2026:

	NAV Per Share
For the Months Ended	Class I	Class S	Class D
January 31, 2026	$24.68	$24.68	$24.68
February 28, 2026	24.38	24.38	24.38
March 31, 2026	24.19	24.19	24.19
April 30, 2026	24.06	24.06	24.06
May 31, 2026	23.94	23.94	23.94
June 30, 2026	23.65	23.65	23.65

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The following table presents each month-end NAV per share for Class I, Class S and Class D Common Shares for the six months ended June 30, 2025:

	NAV Per Share
For the Months Ended	Class I	Class S	Class D
January 31, 2025	$25.42	$25.42	$25.42
February 28, 2025	25.36	25.36	25.36
March 31, 2025	25.25	25.25	25.25
April 30, 2025	25.19	25.19	25.19
May 31, 2025	25.21	25.21	25.21
June 30, 2025	25.17	25.17	25.17
Distributions
The Board authorizes and declares monthly distribution amounts per share of Class I, Class S and Class D Common Shares. The following tables present distributions that were declared and payable for the six months ended June 30, 2026:

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 22, 2026	January 31, 2026	February 26, 2026	$0.2000	$267,765
February 19, 2026	February 28, 2026	March 26, 2026	0.2000	271,817
March 19, 2026	March 31, 2026	April 28, 2026	0.2000	274,504
April 20, 2026	April 30, 2026	May 28, 2026	0.2000	258,268
May 20, 2026	May 31, 2026	June 25, 2026	0.2000	260,124
June 22, 2026	June 30, 2026	July 28, 2026	0.2000	262,968
			$1.2000	$1,595,446

			Class S
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 22, 2026	January 31, 2026	February 26, 2026	$0.1824	$107,734
February 19, 2026	February 28, 2026	March 26, 2026	0.1825	108,650
March 19, 2026	March 31, 2026	April 28, 2026	0.1827	109,426
April 20, 2026	April 30, 2026	May 28, 2026	0.1829	103,322
May 20, 2026	May 31, 2026	June 25, 2026	0.1830	103,813
June 22, 2026	June 30, 2026	July 28, 2026	0.1830	104,271
			$1.0965	$637,216

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

			Class D
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 22, 2026	January 31, 2026	February 26, 2026	$0.1948	$4,701
February 19, 2026	February 28, 2026	March 26, 2026	0.1949	4,709
March 19, 2026	March 31, 2026	April 28, 2026	0.1949	4,722
April 20, 2026	April 30, 2026	May 28, 2026	0.1950	4,331
May 20, 2026	May 31, 2026	June 25, 2026	0.1950	4,466
June 22, 2026	June 30, 2026	July 28, 2026	0.1950	3,296
			$1.1696	$26,225
The following tables present distributions that were declared and payable for the six months ended June 30, 2025:

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 22, 2025	January 31, 2025	February 27, 2025	$0.2200	$228,819
February 20, 2025	February 28, 2025	March 26, 2025	0.2200	238,587
March 19, 2025	March 31, 2025	April 24, 2025	0.2200	246,375
April 16, 2025	April 30, 2025	May 27, 2025	0.2200	253,182
May 19, 2025	May 31, 2025	June 26, 2025	0.2200	259,757
June 19, 2025	June 30, 2025	July 24, 2025	0.2200	267,011
			$1.3200	$1,493,731

			Class S
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 22, 2025	January 31, 2025	February 27, 2025	$0.2020	$102,691
February 20, 2025	February 28, 2025	March 26, 2025	0.2020	104,955
March 19, 2025	March 31, 2025	April 24, 2025	0.2020	107,789
April 16, 2025	April 30, 2025	May 27, 2025	0.2021	109,761
May 19, 2025	May 31, 2025	June 26, 2025	0.2022	111,623
June 19, 2025	June 30, 2025	July 24, 2025	0.2021	113,811
			$1.2124	$650,630

			Class D
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 22, 2025	January 31, 2025	February 27, 2025	$0.2147	$5,018
February 20, 2025	February 28, 2025	March 26, 2025	0.2147	5,387
March 19, 2025	March 31, 2025	April 24, 2025	0.2147	5,442
April 16, 2025	April 30, 2025	May 27, 2025	0.2147	5,530
May 19, 2025	May 31, 2025	June 26, 2025	0.2148	5,743
June 19, 2025	June 30, 2025	July 24, 2025	0.2147	5,885
			$1.2883	$33,005

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Distribution Reinvestment Plan
The Company has adopted a distribution reinvestment plan (the “DRIP”), pursuant to which it reinvests all cash dividends declared by the Board on behalf of its shareholders who do not elect to receive their dividends in cash. As a result, if the Board authorizes, and the Company declares, a cash dividend or other distribution, then shareholders who have not opted out of the DRIP will have their cash distributions automatically reinvested in additional shares as described below, rather than receiving the cash dividend or other distribution. Distributions on fractional shares will be credited to each participating shareholder’s account to three decimal places. No action is required on the part of a registered shareholder to have his, her or its cash dividend or other distribution reinvested in our Common Shares, except shareholders in certain states. Investors and clients of certain participating brokers in states that do not permit automatic enrollment in the DRIP will automatically receive their distributions in cash unless they elect to have their cash distributions reinvested in additional Common Shares.
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
Through June 30, 2026, a portion of the Company’s distributions resulted from expense support from the Sub-Adviser, and future distributions may result from expense support from the Sub-Adviser, each of which is subject to repayment by the Company within three years from the date of payment. The purpose of this arrangement avoids distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based solely on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods or the Sub-Adviser continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.
Sources of distributions, other than net investment income and realized gains on a GAAP basis, include required adjustments to GAAP net investment income in the current period to determine taxable income available for distributions. The following table presents the sources of cash distributions on a GAAP basis that the Company has declared on its Common Shares for the six months ended June 30, 2026:

	For the six months ended June 30, 2026
	Class I		Class S		Class D
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$1.2000	$1,595,446	$1.0965	$637,216	$1.1696	$26,225
Net realized gains	—	—	—	—	—	—
Total	$1.2000	$1,595,446	$1.0965	$637,216	$1.1696	$26,225
The following table presents the sources of cash distributions on a GAAP basis that the Company has declared on its Common Shares for the six months ended June 30, 2025:

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
Share Repurchases
For the three months ended June 30, 2026 and 2025, approximately 93,220,007 and 43,576,158 Common Shares were repurchased, respectively. For the six months ended June 30, 2026 and 2025, approximately 226,909,559 and 66,600,528 Common Shares were repurchased, respectively.
The following table presents the repurchases of Common Shares pursuant to the Company’s share repurchase program for the six months ended June 30, 2026:

Commencement Date	Repurchase Request Deadline	Total Number of Shares Repurchased (all classes) (1)	Percentage of Outstanding Shares Repurchased (2)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes) (1)(3)	Maximum number of shares that may yet be purchased under the repurchase program (4)
February 2, 2026	March 2, 2026	133,689,552	7.0%	$24.19	March 31, 2026	$3,232,786	—
May 1, 2026	May 29, 2026	93,220,007	5.0%	$23.65	June 30, 2026	$2,204,322	—
(1)For the three months ended March 31, 2026, repurchases include 10,247 Common Shares repurchased at a price equal to the Company's net asset value per share as of December 31, 2025 pursuant to the Company's tender offer that expired on December 2, 2025. For the three months ended June 30, 2026, repurchases include 119,735 Common Shares repurchased at a price equal to the Company's net asset value per share as of March 31, 2026 pursuant to the Company's tender offer that expired on March 2, 2026.
(2)Percentage is based on total shares as of the close of the previous calendar quarter.
(3)Amounts shown net of Early Repurchase Deduction.
(4)For the three months ended June 30, 2026, the Company received repurchase requests that exceeded its quarterly limits and accepted requests on a pro-rata basis in accordance with the terms of the Company’s share repurchase program.

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The following table presents the repurchases of Common Shares pursuant to the Company’s share repurchase program for the six months ended June 30, 2025:

Commencement Date	Repurchase Request Deadline	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes) (2)	Maximum number of shares that may yet be purchased under the repurchase program (3)
February 3, 2025	March 3, 2025	23,024,370	1.5%	$25.25	March 31, 2025	$581,043	—
May 2, 2025	May 30, 2025	43,576,158	2.6%	$25.17	June 30, 2025	$1,095,993	—
(1)Percentage is based on total shares as of the close of the previous calendar quarter.
(2)Amounts shown net of Early Repurchase Deduction.
(3)All repurchase requests were satisfied in full.
Note 10. Financial Highlights and Senior Securities
The following are the financial highlights for the six months ended June 30, 2026:

	For the six months ended June 30, 2026
	Class I	Class S	Class D
Per Share Data (1):
Net asset value, beginning of period	$24.79	$24.79	$24.79
Net investment income	1.07	0.97	1.04
Net change in unrealized and realized gain (loss)	(1.01)	(1.01)	(1.01)
Net increase (decrease) in net assets resulting from operations	0.06	(0.04)	0.03
Distributions from net investment income (2)	(1.20)	(1.10)	(1.17)
Distributions from net realized gains (2)	—	—	—
Net increase (decrease) in net assets from shareholders’ distributions	(1.20)	(1.10)	(1.17)
Early repurchase deduction fees (3)	0.00	0.00	0.00
Total increase (decrease) in net assets	(1.14)	(1.14)	(1.14)
Net asset value, end of period	$23.65	$23.65	$23.65
Shares outstanding, end of period	1,235,712,896	556,694,241	16,019,473
Total return based on NAV (4)	0.2%	(0.2)%	0.1%
Ratios:
Ratio of net expenses to average net assets (5)	7.1%	8.0%	7.4%
Ratio of net investment income to average net assets (5)	8.9%	8.0%	8.6%
Portfolio turnover rate	7.6%	7.6%	7.6%
Supplemental Data:
Net assets, end of period	$29,228,916	$13,167,767	$378,917
Asset coverage ratio	221.3%	221.3%	221.3%
(1)The per share data was derived by using the weighted average shares outstanding during the period.
(2)The per share data for distributions was derived by using the actual shares outstanding at the date of the relevant transactions (refer to Note 9).
(3)The per share amount rounds to less than $0.01 per share, for Class I, Class S and Class D.
(4)Total return is calculated as the change in NAV per share during the period, plus distributions per share (assuming dividends and distributions are reinvested in accordance with the DRIP) divided by the beginning NAV per share. Total return does not include upfront transaction fee, if any.
(5)Amounts are annualized except for amounts relating to excise and other tax expense. For the six months ended June 30, 2026, the ratio of total operating expenses to average net assets was 7.1%, 8.0%, and 7.4% on Class I, Class S and Class D. Ratio does not include the expenses of investment companies which the Company has invested in, including joint ventures.

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
(4)Total return is calculated as the change in NAV per share during the period, plus distributions per share (assuming dividends and distributions are reinvested in accordance with the DRIP) divided by the beginning NAV per share. Total return does not include upfront transaction fee, if any.
(5)Amounts are annualized except for amounts relating to excise and other tax expense. For the six months ended June 30, 2025, the ratio of total operating expenses to average net assets was 7.3%, 8.2% and 7.5%, on Class I, Class S and Class D, respectively.
The following is information about the Company’s senior securities as of the dates indicated in the table below:

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
Bard Peak Funding Facility
June 30, 2026	$725,830	$2,213	—	N/A
December 31, 2025	1,549,670	2,357	—	N/A
December 31, 2024	1,000,298	2,265	—	N/A
December 31, 2023	242,243	2,219	—	N/A
December 31, 2022	1,235,414	1,845	—	N/A
December 31, 2021	879,000	1,702	—	N/A

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
Castle Peak Funding Facility
June 30, 2026	$866,931	$2,213	—	N/A
December 31, 2025	1,760,209	2,357	—	N/A
December 31, 2024	1,194,401	2,265	—	N/A
December 31, 2023	1,121,681	2,219	—	N/A
December 31, 2022	1,146,600	1,845	—	N/A
December 31, 2021	1,171,809	1,702	—	N/A
Maroon Peak Funding Facility
June 30, 2026	—	—	—	N/A
December 31, 2025	—	—	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	300,000	1,845	—	N/A
December 31, 2021	483,952	1,702	—	N/A
Summit Peak Funding Facility
June 30, 2026	828,644	2,213	—	N/A
December 31, 2025	1,257,548	2,357	—	N/A
December 31, 2024	952,105	2,265	—	N/A
December 31, 2023	286,046	2,219	—	N/A
December 31, 2022	1,691,844	1,845	—	N/A
December 31, 2021	1,643,154	1,702	—	N/A
Denali Peak Funding Facility
June 30, 2026	714,593	2,213	—	N/A
December 31, 2025	584,800	2,357	—	N/A
December 31, 2024	562,800	2,265	—	N/A
December 31, 2023	562,800	2,219	—	N/A
December 31, 2022	749,800	1,845	—	N/A
December 31, 2021	668,400	1,702	—	N/A
Bushnell Peak Funding Facility
June 30, 2026	350,300	2,213	—	N/A
December 31, 2025	554,300	2,357	—	N/A
December 31, 2024	480,300	2,265	—	N/A
December 31, 2023	465,300	2,219	—	N/A
December 31, 2022	400,000	1,845	—	N/A
December 31, 2021	395,500	1,702	—	N/A
Granite Peak Funding Facility
June 30, 2026	750,000	2,213	—	N/A
December 31, 2025	500,000	2,357	—	N/A
December 31, 2024	493,554	2,265	—	N/A
December 31, 2023	563,600	2,219	—	N/A
December 31, 2022	647,600	1,845	—	N/A
December 31, 2021	248,000	1,702	—	N/A

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
Middle Peak Funding Facility
June 30, 2026	$730,000	$2,213	—	N/A
December 31, 2025	890,000	2,357	—	N/A
December 31, 2024	750,000	2,265	—	N/A
December 31, 2023	600,950	2,219	—	N/A
December 31, 2022	596,950	1,845	—	N/A
December 31, 2021	799,550	1,702	—	N/A
Bison Peak Funding Facility
June 30, 2026	930,200	2,213	—	N/A
December 31, 2025	1,437,200	2,357	—	N/A
December 31, 2024	1,203,200	2,265	—	N/A
December 31, 2023	703,200	2,219	—	N/A
December 31, 2022	1,182,000	1,845	—	N/A
December 31, 2021	1,320,800	1,702	—	N/A
Blanca Peak Funding Facility
June 30, 2026	825,000	2,213	—	N/A
December 31, 2025	951,000	2,357	—	N/A
December 31, 2024	1,375,090	2,265	—	N/A
December 31, 2023	1,375,090	2,219	—	N/A
December 31, 2022	1,081,000	1,845	—	N/A
December 31, 2021	892,800	1,702	—	N/A
Windom Peak Funding Facility
June 30, 2026	957,919	2,213	—	N/A
December 31, 2025	2,150,076	2,357	—	N/A
December 31, 2024	1,029,841	2,265	—	N/A
December 31, 2023	967,477	2,219	—	N/A
December 31, 2022	1,741,465	1,845	—	N/A
December 31, 2021	989,759	1,702	—	N/A
Monarch Peak Funding Facility
June 30, 2026	1,050,000	2,213	—	N/A
December 31, 2025	1,500,000	2,357	—	N/A
December 31, 2024	750,000	2,265	—	N/A
December 31, 2023	1,400,400	2,219	—	N/A
December 31, 2022	873,400	1,845	—	N/A
December 31, 2021	567,400	1,702	—	N/A
Borah Peak Funding Facility
June 30, 2026	—	—	—	N/A
December 31, 2025	—	—	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	130,000	2,219	—	N/A
December 31, 2022	223,000	1,845	—	N/A
December 31, 2021	—	—	—	N/A

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
2022-1 BSL WH
June 30, 2026	$—	$—	—	N/A
December 31, 2025	—	—	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	148,000	1,845	—	N/A
December 31, 2021	—	—	—	N/A
Naomi Peak Funding Facility
June 30, 2026	—	—	—	N/A
December 31, 2025	—	—	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	385,000	2,219	—	N/A
December 31, 2022	400,000	1,845	—	N/A
December 31, 2021	—	—	—	N/A
Meridian Peak Funding Facility
June 30, 2026	—	—	—	N/A
December 31, 2025	—	—	—	N/A
December 31, 2024	246,000	2,265	—	N/A
December 31, 2023	246,000	2,219	—	N/A
December 31, 2022	170,000	1,845	—	N/A
December 31, 2021	—	—	—	N/A
Haydon Peak Funding Facility
June 30, 2026	114,000	2,213	—	N/A
December 31, 2025	212,000	2,357	—	N/A
December 31, 2024	250,000	2,265	—	N/A
December 31, 2023	49,000	2,219	—	N/A
December 31, 2022	49,000	1,845	—	N/A
December 31, 2021	—	—	—	N/A
Bear Peak Funding Facility
June 30, 2026	—	—	—	N/A
December 31, 2025	587,017	2,357	—	N/A
December 31, 2024	164,816	2,265	—	N/A
December 31, 2023	360,531	2,219	—	N/A
December 31, 2022	166,031	1,845	—	N/A
December 31, 2021	—	—	—	N/A
Phoenix Peak Funding Facility
June 30, 2026	215,945	2,213	—	N/A
December 31, 2025	221,455	2,357	—	N/A
December 31, 2024	197,736	2,265	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
2025-2 Lender Finance Warehouse Facility
June 30, 2026	$—	$—	—	N/A
December 31, 2025	—	2,357	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
Sonora Peak Funding Facility
June 30, 2026	100,000	2,213	—	N/A
December 31, 2025	—	—	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
Ramsey Peak Funding Facility
June 30, 2026	200,000	2,213	—	N/A
December 31, 2025	—	—	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
Crystal Peak Funding Facility
June 30, 2026	75,000	2,213	—	N/A
December 31, 2025	—	—	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
Weller Peak Funding Facility
June 30, 2026	—	2,213	—	N/A
December 31, 2025	—	—	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
PC Static 2026-1 Funding Facility
June 30, 2026	—	—	—	N/A
December 31, 2025	—	—	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
Meadow Pass WH Funding Facility
June 30, 2026	$303,000	$2,213	—	N/A
December 31, 2025	—	—	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
Revolving Credit Facility
June 30, 2026	2,304,440	2,213	—	N/A
December 31, 2025	2,259,240	2,357	—	N/A
December 31, 2024	4,639,587	2,265	—	N/A
December 31, 2023	1,131,025	2,219	—	N/A
December 31, 2022	1,470,758	1,845	—	N/A
December 31, 2021	1,144,422	1,702	—	N/A
June 2024 Notes
June 30, 2026	—	—	—	N/A
December 31, 2025	—	—	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	435,000	2,219	—	N/A
December 31, 2022	435,000	1,845	—	N/A
December 31, 2021	435,000	1,702	—	N/A
2026 Notes
June 30, 2026	400,000	2,213	—	N/A
December 31, 2025	400,000	2,357	—	N/A
December 31, 2024	400,000	2,265	—	N/A
December 31, 2023	400,000	2,219	—	N/A
December 31, 2022	400,000	1,845	—	N/A
December 31, 2021	400,000	1,702	—	N/A
May 2027 Notes
June 30, 2026	625,000	2,213	—	N/A
December 31, 2025	625,000	2,357	—	N/A
December 31, 2024	625,000	2,265	—	N/A
December 31, 2023	625,000	2,219	—	N/A
December 31, 2022	625,000	1,845	—	N/A
December 31, 2021	—	—	—	N/A
October 2027 Notes
June 30, 2026	350,000	2,213	—	N/A
December 31, 2025	350,000	2,357	—	N/A
December 31, 2024	350,000	2,265	—	N/A
December 31, 2023	350,000	2,219	—	N/A
December 31, 2022	350,000	1,845	—	N/A
December 31, 2021	—	—	—	N/A

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
March 2031 5.54% Notes
June 30, 2026	$500,000	$2,213	—	N/A
December 31, 2025	500,000	2,357	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
March 2033 Notes
June 30, 2026	500,000	2,213	—	N/A
December 31, 2025	500,000	2,357	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
January 2032 Series 2026A Notes
June 30, 2026	210,000	2,213	—	N/A
December 31, 2025	—	—	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
April 2031 Series 2026B Notes
June 30, 2026	500,000	2,213	—	N/A
December 31, 2025	—	—	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
July 2031 Series 2026B Notes
June 30, 2026	500,000	2,213	—	N/A
December 31, 2025	—	—	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
June 2032 Series 2026C Notes
June 30, 2026	688,000	2,213	—	N/A
December 31, 2025	—	—	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
September 2024 Notes
June 30, 2026	$—	$—	—	N/A
December 31, 2025	—	—	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	365,000	2,219	—	N/A
December 31, 2022	365,000	1,845	—	N/A
December 31, 2021	365,000	1,702	—	N/A
December 2026 Notes
June 30, 2026	1,250,000	2,213	—	N/A
December 31, 2025	1,250,000	2,357	—	N/A
December 31, 2024	1,250,000	2,265	—	N/A
December 31, 2023	1,250,000	2,219	—	N/A
December 31, 2022	1,250,000	1,845	—	N/A
December 31, 2021	1,250,000	1,702	—	N/A
November 2026 Eurobonds
June 30, 2026	571,300	2,213	—	N/A
December 31, 2025	587,600	2,357	—	N/A
December 31, 2024	517,925	2,265	—	N/A
December 31, 2023	551,975	2,219	—	N/A
December 31, 2022	534,975	1,845	—	N/A
December 31, 2021	569,958	1,702	—	N/A
November 2024 Notes
June 30, 2026	—	—	—	N/A
December 31, 2025	—	—	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	500,000	2,219	—	N/A
December 31, 2022	500,000	1,845	—	N/A
December 31, 2021	500,000	1,702	—	N/A
March 2027 Notes
June 30, 2026	1,000,000	2,213	—	N/A
December 31, 2025	1,000,000	2,357	—	N/A
December 31, 2024	1,000,000	2,265	—	N/A
December 31, 2023	1,000,000	2,219	—	N/A
December 31, 2022	1,000,000	1,845	—	N/A
December 31, 2021	1,000,000	1,702	—	N/A
January 2025 Notes
June 30, 2026	—	—	—	N/A
December 31, 2025	—	—	—	N/A
December 31, 2024	500,000	2,265	—	N/A
December 31, 2023	500,000	2,219	—	N/A
December 31, 2022	500,000	1,845	—	N/A
December 31, 2021	—	—	—	N/A

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
January 2029 Notes
June 30, 2026	$650,000	$2,213	—	N/A
December 31, 2025	650,000	2,357	—	N/A
December 31, 2024	650,000	2,265	—	N/A
December 31, 2023	650,000	2,219	—	N/A
December 31, 2022	650,000	1,845	—	N/A
December 31, 2021	—	—	—	N/A
March 2025 Notes
June 30, 2026	—	—	—	N/A
December 31, 2025	—	—	—	N/A
December 31, 2024	900,000	2,265	—	N/A
December 31, 2023	900,000	2,219	—	N/A
December 31, 2022	900,000	1,845	—	N/A
December 31, 2021	—	—	—	N/A
April 2026 UK Bonds
June 30, 2026	—	—	—	N/A
December 31, 2025	336,988	2,357	—	N/A
December 31, 2024	312,975	2,265	—	N/A
December 31, 2023	318,663	2,219	—	N/A
December 31, 2022	301,725	1,845	—	N/A
December 31, 2021	—	—	—	N/A
September 2025 Notes
June 30, 2026	—	—	—	N/A
December 31, 2025	—	—	—	N/A
December 31, 2024	800,000	2,265	—	N/A
December 31, 2023	800,000	2,219	—	N/A
December 31, 2022	800,000	1,845	—	N/A
December 31, 2021	—	—	—	N/A
November 2028 Notes
June 30, 2026	650,000	2,213	—	N/A
December 31, 2025	650,000	2,357	—	N/A
December 31, 2024	500,000	2,265	—	N/A
December 31, 2023	500,000	2,219	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
January 2031 Notes
June 30, 2026	600,000	2,213	—	N/A
December 31, 2025	600,000	2,357	—	N/A
December 31, 2024	500,000	2,265	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
July 2029 Notes
June 30, 2026	$900,000	$2,213	—	N/A
December 31, 2025	900,000	2,357	—	N/A
December 31, 2024	500,000	2,265	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
September 2027 Notes
June 30, 2026	400,000	2,213	—	N/A
December 31, 2025	400,000	2,357	—	N/A
December 31, 2024	400,000	2,265	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
April 2030 Notes
June 30, 2026	400,000	2,213	—	N/A
December 31, 2025	400,000	2,357	—	N/A
December 31, 2024	400,000	2,265	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
November 2029 Notes
June 30, 2026	400,000	2,213	—	N/A
December 31, 2025	400,000	2,357	—	N/A
December 31, 2024	400,000	2,265	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
November 2034 Notes
June 30, 2026	800,000	2,213	—	N/A
December 31, 2025	800,000	2,357	—	N/A
December 31, 2024	800,000	2,265	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
January 2032 Notes
June 30, 2026	1,000,000	2,213	—	N/A
December 31, 2025	1,000,000	2,357	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
September 2030 Notes
June 30, 2026	$500,000	$2,213	—	N/A
December 31, 2025	500,000	2,357	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
March 2031 5.350% Notes
June 30, 2026	700,000	2,213	—	N/A
December 31, 2025	—	—	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
May 2031 Notes
June 30, 2026	850,000	2,213	—	N/A
December 31, 2025	—	—	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
2021-1 BSL Notes
June 30, 2026	—	—	—	N/A
December 31, 2025	—	—	—	N/A
December 31, 2024	663,000	2,265	—	N/A
December 31, 2023	663,000	2,219	—	N/A
December 31, 2022	663,000	1,845	—	N/A
December 31, 2021	663,000	1,702	—	N/A
2021-2 Notes
June 30, 2026	—	—	—	N/A
December 31, 2025	505,800	2,357	—	N/A
December 31, 2024	505,800	2,265	—	N/A
December 31, 2023	505,800	2,219	—	N/A
December 31, 2022	505,800	1,845	—	N/A
December 31, 2021	505,800	1,702	—	N/A
MML 2021-1 Debt
June 30, 2026	690,000	2,213	—	N/A
December 31, 2025	690,000	2,357	—	N/A
December 31, 2024	690,000	2,265	—	N/A
December 31, 2023	690,000	2,219	—	N/A
December 31, 2022	690,000	1,845	—	N/A
December 31, 2021	690,000	1,702	—	N/A

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
MML 2022-1 Debt
June 30, 2026	$759,000	$2,213	—	N/A
December 31, 2025	759,000	2,357	—	N/A
December 31, 2024	759,000	2,265	—	N/A
December 31, 2023	759,000	2,219	—	N/A
December 31, 2022	759,000	1,845	—	N/A
December 31, 2021	—	—	—	N/A
2022-1 BSL Debt
June 30, 2026	—	—	—	N/A
December 31, 2025	420,000	2,357	—	N/A
December 31, 2024	420,000	2,265	—	N/A
December 31, 2023	420,000	2,219	—	N/A
December 31, 2022	420,000	1,845	—	N/A
December 31, 2021	—	—	—	N/A
MML 2022-2 Debt
June 30, 2026	300,500	2,213	—	N/A
December 31, 2025	300,500	2,357	—	N/A
December 31, 2024	300,500	2,265	—	N/A
December 31, 2023	300,500	2,219	—	N/A
December 31, 2022	300,500	1,845	—	N/A
December 31, 2021	—	—	—	N/A
2023-1 Notes
June 30, 2026	305,000	2,213	—	N/A
December 31, 2025	305,000	2,357	—	N/A
December 31, 2024	305,000	2,265	—	N/A
December 31, 2023	305,000	2,219	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
2024-1 Notes
June 30, 2026	244,000	2,213	—	N/A
December 31, 2025	244,000	2,357	—	N/A
December 31, 2024	244,000	2,265	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
2024-2 Notes
June 30, 2026	305,000	2,213	—	N/A
December 31, 2025	305,000	2,357	—	N/A
December 31, 2024	305,000	2,265	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
2025-1 Notes
June 30, 2026	$884,000	$2,213	—	N/A
December 31, 2025	884,000	2,357	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
2025-1 Lender Finance Facility
June 30, 2026	890,000	2,213	—	N/A
December 31, 2025	890,000	2,357	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
2025-1 BSL Notes
June 30, 2026	427,389	2,213	—	N/A
December 31, 2025	661,625	2,357	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
2025-2 Lender Finance Facility
June 30, 2026	882,500	2,213	—	N/A
December 31, 2025	—	—	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
2026-1 Notes
June 30, 2026	735,000	2,213	—	N/A
December 31, 2025	—	—	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
2026-1 Static Notes
June 30, 2026	306,000	2,213	—	N/A
December 31, 2025	—	—	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
2026-2 Static Notes
June 30, 2026	$680,000	$2,213	—	N/A
December 31, 2025	—	—	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
2026-2 Notes
June 30, 2026	272,000	2,213	—	N/A
December 31, 2025	—	—	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
Short-Term Borrowings
June 30, 2026	604,371	2,213	—	N/A
December 31, 2025	856,829	2,357	—	N/A
December 31, 2024	420,829	2,265	—	N/A
December 31, 2023	28,546	2,219	—	N/A
December 31, 2022	619,377	1,845	—	N/A
December 31, 2021	718,156	1,702	—	N/A

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
As of June 30, 2026 and December 31, 2025, the aggregate principal amount of indebtedness outstanding was $35.3 billion and $35.1 billion, respectively.

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
As of June 30, 2026 and December 31, 2025, a wholly-owned subsidiary of the Company and entities affiliated with, and controlled by, a North American pension fund (collectively, the “Emerald JV Partner”) had commitments to contribute up to $2,250.0 million and $750.0 million of capital, respectively, to the Emerald JV.
As of June 30, 2026, the Company and the Emerald JV Partner had made capital contributions (net of returns of capital) of $1,836.0 million and $612.0 million, respectively. As of December 31, 2025, the Company and the Emerald JV Partner had made capital contributions (net of returns of capital) of $1,815.0 million and $605.0 million, respectively. As of June 30, 2026, the Company and the Emerald JV Partner had $414.0 million and $138.0 million, respectively, of capital remained uncalled. As of December 31, 2025, the Company and the Emerald JV Partner had $435.0 million and $145.0 million of capital remained uncalled. The Company and the Emerald JV Partner may, from time-to-time, make additional contributions of capital or may receive returns of capital from the Emerald JV.
As of June 30, 2026 and December 31, 2025, the Company’s and the Emerald JV Partner’s equity ownership interests in the Emerald JV were 75% and 25%, respectively.
From time to time, the Company may purchase investments from, or sell investments to, the Emerald JV. Any such purchases and sales require the approval of the Emerald JV’s general partner, which is jointly controlled by the Company and the Emerald JV Partner. For the six months ended June 30, 2026, the Company sold an investment to Emerald JV with a par value of $1.1 billion, for a total cash purchase price based on then-current fair value (at the time of purchase) of $1.1 billion. The Company recognized $0.2 million of net realized gains as a result of sales of investments to the Emerald JV and are included in net realized gain (loss) on investments in the Condensed Consolidated Statements of Operations.
The Company and the Emerald JV Partner, through their joint control of the Emerald JV’s general partner, have equal control of the Emerald JV’s investment decisions, the decision to call additional capital up to the amounts committed by the Company and the Emerald JV Partner, the decision to return capital or to make distributions, and generally all other decisions in respect of the Emerald JV must be approved by the Emerald JV’s investment committee or board of directors, each of which consists of an equal number of representatives of the Company and the Emerald JV Partner. The initial term of the Emerald JV was three years from the commencement of operations, and will continue for successive six-month periods thereafter upon the approval of the Emerald JV’s general partner, except in the case of a dissolution event. The Company’s investment in the Emerald JV cannot be transferred without the consent of the Emerald JV Partner. Effective July 18, 2026, the Emerald JV’s general partner approved the extension of the Emerald JV to January 18, 2027.
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
The Company’s investment in the Emerald JV is disclosed on the Company’s Condensed Consolidated Schedules of Investments as of June 30, 2026 and December 31, 2025.

BCRED Emerald JV LP
Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)
The following table presents the consolidated schedule of investments of the Emerald JV as of June 30, 2026:

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt
Aerospace & Defense
Atlas CC Acquisition Corp.	(10)(17)	SOFR +	4.50%	8.43%	7/25/2025	5/25/2029	$8,316	$5,791	$762	0.04%
Atlas CC Acquisition Corp.	(10)(17)	SOFR +	4.50%	8.43% (incl. 3.25% PIK)	7/25/2025	5/25/2029	1,211	783	111	0.01
Dynasty Acquisition Co, Inc.	(8)	SOFR +	2.00%	5.64%	10/14/2025	10/31/2031	7,190	7,200	7,215	0.35
Dynasty Acquisition Co, Inc.	(8)	SOFR +	2.00%	5.64%	10/14/2025	10/31/2031	2,735	2,739	2,744	0.13
Peraton Corp.	(10)	SOFR +	3.75%	7.51%	8/4/2022	2/1/2028	19,915	19,895	18,023	0.87
Propulsion BC Newco, LLC	(9)	SOFR +	2.50%	6.23%	12/1/2025	12/1/2032	3,154	3,147	3,167	0.15
LSF11 Trinity Bidco, Inc.	(8)	SOFR +	2.50%	6.15%	9/11/2025	6/14/2030	1,166	1,166	1,168	0.06
Sanders Industries Holdings, Inc.	(7)(9)	SOFR +	2.00%	5.67%	6/11/2026	2/26/2032	15,022	14,956	15,014	0.72
Signia Aerospace, LLC	(7)(8)	SOFR +	2.50%	6.20%	5/13/2026	12/11/2031	20,965	21,030	21,006	1.01
TransDigm, Inc.	(8)	SOFR +	2.50%	6.14%	11/19/2024	1/19/2032	9,825	9,859	9,837	0.47
TransDigm, Inc.	(8)	SOFR +	2.50%	6.14%	11/19/2024	2/28/2031	3,940	3,922	3,945	0.19
TransDigm, Inc.	(8)	SOFR +	2.50%	6.14%	8/13/2025	8/19/2032	6,730	6,715	6,738	0.32
TransDigm, Inc.	(8)	SOFR +	2.25%	5.89%	9/11/2025	3/22/2030	10,854	10,892	10,867	0.52
Vertex Aerospace Services, LLC	(10)	SOFR +	2.00%	5.64%	1/19/2022	12/6/2030	12,475	12,446	12,477	0.60
								120,541	113,074	5.44
Air Freight & Logistics
Auctane, Inc.	(4)(10)	SOFR +	5.75%	9.42%	6/1/2026	6/1/2033	58,200	56,925	57,327	2.75
Mode Purchaser, Inc.	(4)(11)	SOFR +	6.25%	10.04%	1/19/2022	12/9/2027	30,993	30,993	27,739	1.33
RWL Holdings, LLC	(4)(10)	SOFR +	5.75%	9.63%	1/19/2022	12/31/2028	25,964	25,777	25,185	1.21
SEKO Global Logistics Network, LLC	(4)(11)	SOFR +	10.00%	13.67% PIK	11/27/2024	11/27/2029	3,063	3,030	3,063	0.15
SEKO Global Logistics Network, LLC	(4)(11)	SOFR +	7.00%	10.67% PIK	11/27/2024	5/27/2030	9,083	9,083	9,083	0.44
SEKO Global Logistics Network, LLC	(4)(11)	SOFR +	10.50%	14.17% (incl. 9.50% PIK)	11/10/2025	11/27/2029	700	699	700	0.03
SEKO Global Logistics Network, LLC	(4)(7)(11)	SOFR +	10.50%	14.21% (incl. 9.50% PIK)	11/10/2025	11/27/2029	291	291	291	0.01
Stonepeak Nile Parent, LLC	(8)	SOFR +	2.00%	5.66%	5/18/2026	4/9/2032	23,259	23,230	23,230	1.12
								150,028	146,618	7.04
Airlines (Passenger Airlines)
Air Canada	(8)	SOFR +	1.75%	5.41%	1/9/2026	3/21/2031	1,380	1,380	1,379	0.07
American Airlines, Inc.	(8)	SOFR +	2.25%	5.93%	1/19/2022	4/20/2028	2,455	2,455	2,456	0.12
American Airlines, Inc.	(8)	SOFR +	2.25%	5.94%	12/12/2024	2/15/2028	14,694	14,731	14,580	0.70
American Airlines, Inc.	(8)	SOFR +	2.75%	6.43%	5/28/2025	5/28/2032	2,837	2,813	2,841	0.14
JetBlue Airways Corp.	(9)	SOFR +	4.75%	8.43%	11/7/2024	8/27/2029	4,913	4,927	4,389	0.21
OneSky Flight, LLC	(8)	SOFR +	2.75%	6.39%	2/17/2026	2/17/2033	2,415	2,404	2,428	0.12
								28,710	28,073	1.36

BCRED Emerald JV LP
Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Automobile Components
Belron Finance 2019, LLC	(9)	SOFR +	2.00%	5.66%	2/9/2026	10/16/2031		$9,826	$9,914	$9,831	0.47%
Clarios Global, LP	(8)	SOFR +	2.50%	6.14%	3/5/2025	5/6/2030		7,267	7,270	7,283	0.35
Clarios Global, LP	(8)	SOFR +	2.50%	6.14%	5/21/2026	1/28/2032		23,365	23,301	23,416	1.13
									40,485	40,530	1.95
Biotechnology
Alkermes, Inc.	(8)	SOFR +	2.75%	6.48%	2/12/2026	8/12/2031		2,131	2,126	2,142	0.10
Broadline Retail
Peer Holding III, BV	(8)	SOFR +	2.25%	5.98%	9/29/2025	9/29/2032		4,117	4,117	4,125	0.20
Building Products
Fencing Supply Group Acquisition, LLC	(4)(11)	SOFR +	6.00%	9.74%	1/19/2022	2/26/2029		19,657	19,638	18,625	0.90
LBM Acquisition, LLC	(10)	SOFR +	3.75%	7.50%	6/6/2024	6/6/2031		9,271	9,197	7,801	0.37
MIWD Holdco II, LLC	(8)	SOFR +	2.75%	6.39%	10/3/2024	3/28/2031		8,973	9,043	8,875	0.43
Resideo Funding, Inc.	(8)	SOFR +	2.00%	5.67%	8/8/2025	8/13/2032		6,663	6,665	6,674	0.32
TCP Sunbelt Acquisition, Co.	(8)	SOFR +	4.25%	7.92%	10/15/2024	10/24/2031		10,499	10,419	10,503	0.50
Windows Acquisition Holdings, Inc.	(4)(11)	SOFR +	6.50%	10.38%	1/19/2022	12/29/2026		10,473	10,473	8,169	0.39
									65,435	60,647	2.91
Capital Markets
Apex Group Treasury, LLC	(8)	SOFR +	3.50%	7.15%	2/27/2025	2/27/2032		70,936	70,890	67,378	3.24
Aretec Group, Inc.	(8)	SOFR +	3.00%	6.64%	11/20/2025	8/9/2030		19,168	19,031	19,149	0.92
Chrysaor Bidco S.à r.l.	(9)	SOFR +	3.00%	6.67%	10/14/2025	10/30/2031		1,579	1,575	1,584	0.08
Citco Funding, LLC	(9)	SOFR +	2.00%	5.66%	1/30/2026	1/30/2033		7,146	7,129	7,133	0.34
EP Wealth Advisors, LLC	(8)	SOFR +	2.50%	6.17%	5/18/2026	10/18/2032		2,409	2,404	2,414	0.12
Focus Financial Partners, LLC	(8)	SOFR +	2.50%	6.14%	3/13/2025	9/15/2031		25,828	25,732	25,258	1.21
GTCR Everest Borrower, LLC	(8)	SOFR +	2.50%	6.23%	2/3/2026	9/5/2031		24,501	24,388	24,434	1.17
Hudson River Trading, LLC	(8)	SOFR +	2.50%	6.14%	1/21/2026	3/18/2030		2,638	2,628	2,623	0.13
ITG Communications, LLC	(8)	SOFR +	4.75%	8.39%	7/1/2025	7/9/2031		9,052	8,763	8,939	0.43
Jane Street Group, LLC	(8)	SOFR +	2.00%	5.67%	7/23/2025	12/15/2031		8,206	8,170	8,142	0.39
Jump Financial, LLC	(8)	SOFR +	3.50%	7.23%	7/31/2025	2/26/2032		694	694	695	0.03
Kestra Advisor Services Holdings A, Inc.	(8)	SOFR +	2.75%	6.39%	5/13/2026	3/22/2031		1,570	1,570	1,559	0.07
Osaic Holdings, Inc.	(8)	SOFR +	2.50%	6.23%	2/2/2026	7/30/2032		25,658	25,627	25,360	1.22
Resolute Investment Managers, Inc.	(11)	SOFR +	6.50%	10.49%	12/29/2023	10/30/2028		937	931	638	0.03
Saphilux S.à r.l.	(8)	S +	4.25%	7.98%	7/27/2023	7/18/2028	GBP	20,000	25,578	26,684	1.28
Saphilux S.à r.l.	(9)	SOFR +	3.00%	6.73%	7/17/2025	7/18/2028		1,320	1,320	1,328	0.06
Situs-AMC Holdings Corporation	(4)(10)	SOFR +	5.50%	9.23%	9/26/2022	5/14/2031		89,412	88,909	87,847	4.22
Superannuation & Investments US, LLC	(9)	SOFR +	2.50%	6.14%	1/30/2026	12/1/2028		3,056	3,061	3,055	0.15
									318,400	314,220	15.09

BCRED Emerald JV LP
Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Chemicals
Derby Buyer, LLC	(9)	SOFR +	2.75%	6.39%	6/17/2026	11/1/2030	$12,979	$13,031	$13,006	0.63%
Discovery Purchaser Corp.	(9)	SOFR +	3.75%	7.41%	12/2/2024	10/4/2029	9,902	9,959	9,876	0.47
Fortis 333, Inc.	(8)	SOFR +	3.25%	6.98%	2/6/2025	3/27/2032	3,236	3,230	3,231	0.16
Qnity Electronics, Inc.	(7)(8)	SOFR +	2.00%	5.67%	5/11/2026	11/1/2032	13,552	13,521	13,503	0.65
Olympus Water US Holding Corp.	(8)	SOFR +	3.25%	6.98%	11/3/2025	11/3/2032	2,674	2,668	2,675	0.13
Pigments Services, Inc.	(4)(14)(17)	SOFR +	8.25%	11.99% PIK	4/14/2023	4/16/2029	8,468	4,670	0	0.00
Pigments Services, Inc.	(4)(14)(17)	SOFR +	8.25%	11.99% PIK	4/14/2023	4/16/2029	4,135	3,558	1,868	0.09
Solstice Advanced Materials, Inc.	(8)	SOFR +	1.75%	5.41%	10/29/2025	10/29/2032	2,908	2,904	2,924	0.14
								53,541	47,083	2.27
Commercial Services & Supplies
Access CIG, LLC	(9)	SOFR +	4.00%	7.64%	8/15/2025	8/19/2030	21,389	21,143	19,083	0.92
Allied Universal Holdco, LLC	(8)	SOFR +	3.25%	6.89%	8/6/2025	8/20/2032	33,064	33,028	33,119	1.59
Armor Holdco, Inc.	(9)	SOFR +	3.75%	7.60%	11/20/2025	12/10/2031	13,950	13,924	13,962	0.67
Belfor Holdings, Inc.	(9)	SOFR +	2.75%	6.39%	8/8/2025	11/1/2030	93	93	93	0.00
DG Investment Intermediate Holdings 2, Inc.	(8)	SOFR +	3.25%	6.89%	7/2/2025	7/9/2032	13,346	13,295	13,388	0.64
EAB Global, Inc.	(9)	SOFR +	3.00%	6.64%	1/19/2022	8/16/2030	12,967	12,963	11,719	0.56
Foundational Education Group, Inc.	(9)	SOFR +	4.25%	8.18%	6/7/2022	8/31/2028	3,830	3,781	3,475	0.17
GFL Environmental Services USA, Inc.	(8)	SOFR +	2.50%	6.16%	3/3/2025	3/3/2032	17,989	17,980	18,013	0.87
International SOS (The Americas), LP	(4)(9)	SOFR +	2.75%	6.48%	6/28/2024	9/7/2028	1,911	1,911	1,916	0.09
JSS Holdings, Inc.	(4)(10)	SOFR +	5.00%	8.73%	1/19/2022	11/8/2031	37,948	37,800	37,948	1.82
Jupiter Purchaser, LLC	(4)(7)(10)	SOFR +	5.00%	8.73%	6/5/2026	11/8/2031	130	130	130	0.01
KPSKY Acquisition, Inc.	(4)(10)(18)	SOFR +	5.50%	9.26%	9/26/2022	10/19/2028	131,527	128,945	115,415	5.55
Lsf12 Crown US Commercial Bidco, LLC	(8)	SOFR +	3.00%	6.62%	1/20/2026	12/2/2031	5,978	5,978	6,000	0.29
OMNIA Partners, LLC	(8)	SOFR +	2.75%	6.42%	1/26/2024	12/31/2032	32,456	32,608	32,559	1.56
Pinnacle Buyer, LLC	(7)(8)	SOFR +	2.50%	6.18%	9/11/2025	10/1/2032	10,086	10,085	10,124	0.49
Polyphase Elevator Holding, Co.	(4)(10)	SOFR +	5.00%	8.73%	11/24/2025	11/24/2032	29,206	28,806	29,206	1.40
Prime Security Services Borrower, LLC	(8)	SOFR +	2.00%	5.62%	11/20/2024	10/13/2030	15,031	15,002	14,954	0.72
Prime Security Services Borrower, LLC	(8)	SOFR +	1.75%	5.37%	10/1/2025	3/7/2032	3,835	3,801	3,783	0.18
Pye-Barker Fire & Safety, LLC	(7)(8)	SOFR +	2.50%	6.23%	12/16/2025	12/16/2032	11,534	11,480	11,568	0.56
The Action Environmental Group, Inc.	(9)	SOFR +	3.00%	6.73%	1/15/2026	10/24/2030	151	151	150	0.01
TMF Sapphire Bidco, BV	(8)	SOFR +	3.25%	6.98%	5/21/2026	5/30/2033	270	270	271	0.01
								393,174	376,876	18.11

BCRED Emerald JV LP
Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Construction & Engineering
Azuria Water Solutions, Inc.	(7)(8)	SOFR +	2.75%	6.48%	4/30/2026	4/25/2033	$20,225	$20,171	$20,209	0.97%
Brookfield WEC Holdings, Inc.	(8)	SOFR +	2.00%	5.62%	1/25/2024	1/27/2031	33,382	33,394	33,393	1.60
Centuri Group, Inc.	(8)	SOFR +	2.00%	5.62%	1/12/2026	7/9/2032	3,135	3,128	3,140	0.15
Dycom Industries, Inc.	(8)	SOFR +	1.75%	5.40%	1/27/2026	1/27/2033	2,863	2,857	2,871	0.14
Green Infrastructure Partners US, LLC	(4)(8)	SOFR +	2.75%	6.48%	9/19/2025	9/24/2032	9,340	9,341	9,351	0.45
Socotec US Holding, Inc.	(10)	SOFR +	2.75%	6.37%	2/6/2026	6/2/2031	1,358	1,356	1,362	0.07
Tecta America Corp.	(8)	SOFR +	2.50%	6.14%	5/18/2026	2/18/2032	2,454	2,449	2,459	0.12
Touchdown Acquirer, Inc.	(8)	SOFR +	2.50%	6.16%	2/5/2026	2/21/2031	11,767	11,736	11,677	0.56
								84,432	84,462	4.06
Construction Materials
MSOF Beacon, LLC	(8)	SOFR +	2.50%	6.17%	12/23/2025	12/23/2032	1,806	1,802	1,812	0.09
Quikrete Holdings, Inc.	(8)	SOFR +	2.25%	5.89%	4/8/2025	2/10/2032	9,900	9,791	9,904	0.48
Tamko Building Products, LLC	(8)	SOFR +	2.75%	6.60%	10/23/2024	9/20/2030	7,813	7,855	7,818	0.38
								19,448	19,534	0.95
Consumer Finance
CPI Holdco B, LLC	(8)	SOFR +	2.00%	5.64%	12/11/2025	5/17/2031	10,324	10,315	10,296	0.49
Containers & Packaging
Ascend Buyer, LLC	(4)(10)	SOFR +	5.25%	8.98%	9/26/2022	9/30/2028	72,874	72,599	72,509	3.48
Berlin Packaging, LLC	(8)	SOFR +	3.25%	6.98%	7/25/2025	6/7/2031	23,791	23,902	23,702	1.14
Clydesdale Acquisition Holdings, Inc.	(9)	SOFR +	3.18%	6.82%	4/13/2022	4/13/2029	21,338	21,346	20,995	1.01
Clydesdale Acquisition Holdings, Inc.	(9)	SOFR +	3.25%	6.89%	8/22/2025	4/1/2032	10,830	10,795	10,428	0.50
ProAmpac PG Borrower, LLC	(8)	SOFR +	4.00%	7.67%	3/6/2026	3/7/2033	12,071	11,859	11,890	0.57
Ring Container Technologies Group, LLC	(9)	SOFR +	2.50%	6.14%	9/11/2025	9/15/2032	21,644	21,672	21,696	1.04
SupplyOne, Inc.	(8)	SOFR +	3.50%	7.14%	4/19/2024	4/19/2031	19,359	19,479	19,413	0.93
TricorBraun Holdings, Inc.	(9)	SOFR +	3.25%	6.89%	1/19/2022	3/3/2031	27,982	27,782	26,251	1.26
Trident TPI Holdings, Inc.	(9)	SOFR +	3.75%	7.48%	10/18/2024	9/15/2028	37,857	37,432	36,406	1.75
								246,866	243,290	11.68
Distributors
Boots Group Finco, LP	(8)	SOFR +	3.25%	6.92%	7/18/2025	8/30/2032	3,362	3,355	3,378	0.16
BP Purchaser, LLC	(4)(10)	SOFR +	7.50%	11.43% (incl. 1.00% PIK)	9/26/2022	12/11/2028	51,845	51,446	40,957	1.97
Genuine Cable Group, LLC	(4)(10)	SOFR +	5.25%	8.99%	1/19/2022	5/3/2027	31,003	30,949	30,770	1.48
Marcone Yellowstone Buyer, Inc.	(4)(10)	SOFR +	7.00%	10.83% (incl. 3.25% PIK)	9/26/2022	6/23/2028	85,444	84,739	72,627	3.49
								170,489	147,732	7.10

BCRED Emerald JV LP
Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Diversified Consumer Services
Barbri Holdings, Inc.	(4)(10)	SOFR +	4.75%	8.45%	1/19/2022	4/30/2030	$68,863	$68,495	$67,486	3.24%
Cambium Learning Group, Inc.	(4)(7)(10)	SOFR +	5.50%	9.26%	1/19/2022	7/20/2028	33,731	33,731	31,369	1.51
Cengage Learning, Inc.	(11)	SOFR +	3.00%	6.65%	1/22/2026	3/24/2031	12,013	12,027	11,904	0.57
Covista, Inc.	(10)	SOFR +	2.25%	5.98%	3/2/2026	3/2/2033	4,318	4,298	4,336	0.21
Element Materials Technology Group US Holdings, Inc.	(9)	SOFR +	3.50%	7.23%	4/12/2022	7/6/2029	4,826	4,818	4,858	0.23
Express Wash Concepts, LLC	(4)(11)	SOFR +	5.00%	8.74%	1/19/2022	4/30/2027	34,647	34,453	34,647	1.67
Express Wash Concepts, LLC	(4)(11)	SOFR +	5.00%	8.64%	1/19/2022	4/30/2027	10,054	10,037	10,054	0.48
Express Wash Concepts, LLC	(4)(11)	SOFR +	5.00%	8.74%	1/19/2022	4/30/2027	17,904	17,845	17,904	0.86
Fugue Finance, LLC	(9)	SOFR +	2.25%	5.92%	2/4/2026	1/9/2032	7,085	7,108	7,077	0.34
GBT US III, LLC	(8)	SOFR +	2.00%	5.67%	1/21/2026	7/25/2031	1,832	1,832	1,833	0.09
Imagine Learning, LLC	(9)	SOFR +	3.50%	7.14%	2/1/2024	12/21/2029	20,617	20,611	19,430	0.93
KUEHG Corp.	(9)	SOFR +	2.75%	6.48%	10/21/2024	6/12/2030	20,344	20,373	19,639	0.94
Learning Care Group US No 2, Inc.	(9)	SOFR +	4.00%	7.68%	3/26/2025	8/11/2028	3,673	3,656	2,894	0.14
Mckissock Investment Holdings, LLC	(10)	SOFR +	5.00%	8.90%	3/10/2022	3/12/2029	3,830	3,815	3,283	0.16
Pre-Paid Legal Services, Inc.	(9)	SOFR +	3.25%	6.89%	1/19/2022	12/15/2028	27,311	27,264	25,026	1.20
Spring Education Group, Inc.	(8)	SOFR +	3.25%	6.98%	9/10/2025	10/4/2030	313	313	312	0.02
University Support Services, LLC	(9)	SOFR +	2.75%	6.39%	2/10/2022	2/10/2029	15,128	15,111	14,928	0.72
								285,787	276,980	13.31
Diversified Telecommunication Services
Zacapa, LLC	(9)	SOFR +	3.75%	7.48%	10/29/2024	3/22/2029	15,563	15,629	15,561	0.75
Electric Utilities
Alpha Generation, LLC	(8)	SOFR +	1.75%	5.39%	7/23/2025	9/30/2031	5,271	5,273	5,232	0.25
NRG Energy, Inc.	(8)	SOFR +	1.75%	5.42%	7/23/2025	4/16/2031	4,949	4,957	4,951	0.24
								10,230	10,183	0.49
Electrical Equipment
Aggreko Holdings, Inc.	(9)	SOFR +	3.00%	6.63%	1/8/2026	5/21/2031	1,389	1,389	1,394	0.07
Arcline FM Holdings, LLC	(10)	SOFR +	2.75%	6.60%	3/27/2025	6/23/2030	2,924	2,923	2,937	0.14
Forgent Power, LLC	(8)	SOFR +	2.25%	5.95%	5/21/2026	12/20/2032	4,818	4,774	4,841	0.23
								9,086	9,172	0.44
Electronic Equipment, Instruments & Components
Albireo Energy, LLC	(4)(11)	SOFR +	5.75%	9.51%	2/5/2026	12/23/2029	3,911	3,902	3,911	0.19
Albireo Energy, LLC	(4)(11)	SOFR +	5.75%	9.51%	2/5/2026	12/23/2029	10,367	10,343	10,367	0.50
Infinite Bidco, LLC	(9)	SOFR +	3.75%	7.68%	1/19/2022	3/2/2028	2,324	2,327	2,313	0.11
Project Aurora US Finco, Inc.	(8)	SOFR +	2.75%	6.48%	1/7/2026	9/27/2032	2,884	2,877	2,901	0.14
Sanmina Corp.	(4)(8)	SOFR +	1.75%	5.39%	5/18/2026	10/27/2032	5,096	5,085	5,112	0.25
								24,534	24,604	1.19

BCRED Emerald JV LP
Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Energy Equipment & Services
Covia Holdings, LLC	(8)	SOFR +	2.75%	6.43%	7/31/2025	2/26/2032		$1,465	$1,462	$1,460	0.07%
Ursa Minor US Bidco, LLC	(8)	SOFR +	2.00%	5.73%	11/13/2025	3/26/2031		4,938	4,987	4,942	0.24
									6,449	6,402	0.31
Entertainment
EOC Borrower, LLC	(8)	SOFR +	2.75%	6.39%	3/31/2025	3/24/2032		14,519	14,448	14,553	0.70
TKO Worldwide Holdings, LLC	(8)	SOFR +	1.75%	5.41%	5/18/2026	11/21/2031		7,469	7,469	7,454	0.36
									21,917	22,007	1.06
Financial Services
Bcpe Pequod Buyer, Inc.	(8)	SOFR +	2.75%	6.39%	12/5/2025	11/25/2031		1,986	1,977	1,934	0.09
Chicago US Midco III, LP	(7)(8)	SOFR +	2.50%	6.14%	10/30/2025	11/1/2032		8,199	8,181	8,201	0.39
Corpay Technologies Operating Co, LLC	(8)	SOFR +	1.75%	5.39%	11/5/2025	11/5/2032		4,369	4,349	4,362	0.21
Mitchell International, Inc.	(9)	SOFR +	3.00%	6.64%	1/16/2026	6/17/2031		14,585	14,580	13,926	0.67
Planet US Buyer, LLC	(8)	SOFR +	3.00%	6.66%	11/25/2024	2/7/2031		10,627	10,707	10,679	0.51
Shift4 Payments, LLC	(8)	SOFR +	2.00%	5.73%	1/5/2026	7/3/2032		2,633	2,627	2,627	0.13
Synechron, Inc.	(8)	SOFR +	3.75%	7.48%	10/3/2024	10/3/2031		3,970	3,927	3,725	0.18
									46,348	45,454	2.18
Food Products
CHG PPC Parent, LLC	(9)	SOFR +	3.00%	6.76%	11/7/2024	12/8/2028		15,709	15,759	15,768	0.76
Froneri US, Inc.	(8)	SOFR +	2.25%	5.88%	11/7/2024	9/30/2031		21,737	21,663	21,608	1.04
Froneri US, Inc.	(8)	SOFR +	2.25%	5.88%	7/16/2025	9/30/2032		18,168	18,143	18,064	0.87
PFI Lower Midco, LLC	(8)	SOFR +	4.00%	7.64%	12/1/2025	12/1/2032		1,990	1,972	2,006	0.10
Red SPV, LLC	(8)	SOFR +	2.25%	5.90%	3/13/2025	3/15/2032		7,111	7,082	7,126	0.34
									64,619	64,572	3.11
Health Care Equipment & Supplies
Embecta Corp.	(9)	SOFR +	3.00%	6.73%	12/11/2024	3/30/2029		6,491	6,486	5,169	0.25
Natus Medical, Inc.	(9)	SOFR +	5.25%	9.13%	8/18/2022	7/20/2029		3,149	3,059	3,148	0.15
Resonetics, LLC	(10)	SOFR +	2.75%	6.42%	7/24/2025	6/18/2031		7,288	7,329	7,288	0.35
WS Audiology USA II, LLC	(8)	SOFR +	3.25%	6.92%	6/18/2026	2/28/2029		18,731	18,731	18,784	0.90
									35,605	34,389	1.65
Health Care Providers & Services
ADCS Clinics Intermediate Holdings, LLC	(4)(11)	SOFR +	6.50%	10.45%	1/19/2022	5/7/2027		1,670	1,666	1,420	0.07
ADCS Clinics Intermediate Holdings, LLC	(4)(11)	SOFR +	6.50%	10.02%	1/19/2022	5/7/2027		28,255	28,186	24,017	1.15
ADCS Clinics Intermediate Holdings, LLC	(4)(7)(11)	SOFR +	6.50%	10.45%	1/19/2022	8/7/2026		514	514	396	0.02
Amerivet Partners Management, Inc.	(4)(10)	SOFR +	5.50%	9.60%	9/26/2022	2/25/2028		81,154	80,466	74,256	3.57
Canadian Hospital Specialties, Ltd.	(4)(11)	CA +	4.50%	7.12%	12/20/2022	4/14/2028	CAD	28,864	21,079	20,352	0.98

BCRED Emerald JV LP
Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Health Care Providers & Services (continued)
CCBlue Bidco, Inc.	(4)(10)	SOFR +	6.50%	10.34% (incl. 4.00% PIK)	1/19/2022	12/21/2028	$25,445	$25,305	$21,247	1.02%
CHG Healthcare Services, Inc.	(9)	SOFR +	3.00%	6.66%	5/7/2026	9/29/2031	20,327	20,341	20,358	0.98
CNT Holdings I Corp.	(10)	SOFR +	2.50%	6.16%	4/8/2025	11/8/2032	10,418	10,336	10,439	0.50
DCA Investment Holding, LLC	(4)(10)	SOFR +	5.00%	8.66%	6/2/2026	6/2/2031	2,708	2,544	2,708	0.13
DCA Investment Holding, LLC	(4)(10)	SOFR +	6.50%	10.16% (incl. 2.25% PIK)	6/2/2026	6/2/2031	15,709	15,709	15,709	0.75
Ensemble RCM, LLC	(8)	SOFR +	3.00%	6.66%	2/9/2026	2/9/2033	27,955	27,922	27,878	1.34
Global Medical Response, Inc.	(8)	SOFR +	3.25%	6.89%	9/10/2025	10/1/2032	30,937	30,868	31,053	1.49
Heartland Dental, LLC	(8)	SOFR +	3.50%	7.14%	8/7/2025	8/25/2032	22,714	22,674	22,756	1.09
ICS US Holdings, Inc.	(4)(9)(17)	SOFR +	5.25%	9.15%	12/20/2022	6/8/2028	35,000	34,049	13,213	0.63
IVI America, LLC	(8)	SOFR +	3.25%	6.98%	6/4/2026	4/9/2031	490	490	491	0.02
Jayhawk Buyer, LLC	(4)(11)	SOFR +	5.25%	9.02%	1/19/2022	4/15/2028	25,464	25,434	24,763	1.19
MED ParentCo, LP	(8)	SOFR +	3.00%	6.64%	12/31/2025	4/15/2031	25,527	25,527	25,586	1.23
Navigator Acquiror, Inc.	(4)(7)(9)	SOFR +	5.50%	9.24% (incl. 4.00% PIK)	1/19/2022	7/16/2030	22,044	22,007	16,744	0.80
New ACI Buyer, LLC	(4)(10)	SOFR +	6.25%	9.99% (incl. 3.13% PIK)	6/29/2026	6/30/2031	20,952	20,952	20,952	1.01
New ACI Buyer, LLC	(4)(10)	SOFR +	5.50%	9.24%	6/29/2026	6/30/2031	8,038	7,682	8,038	0.39
Onex TSG Intermediate Corp.	(8)	SOFR +	3.25%	6.98%	2/9/2026	8/6/2032	3,071	3,075	3,093	0.15
PSKW Intermediate, LLC	(4)(11)	SOFR +	5.50%	9.24%	12/11/2024	3/9/2028	30,553	30,553	30,247	1.45
Radiology Partners, Inc.	(8)	SOFR +	4.50%	8.23%	3/6/2025	6/30/2032	5,299	5,281	5,304	0.25
Raven Acquisition Holdings, LLC	(7)(8)	SOFR +	3.00%	6.64%	10/15/2024	11/19/2031	9,217	9,215	9,098	0.44
Smile Doctors, LLC	(4)(7)(10)	SOFR +	5.75%	9.60%	1/19/2022	12/23/2028	139,699	138,586	134,644	6.47
Southern Veterinary Partners, LLC	(8)	SOFR +	2.50%	6.16%	7/22/2025	12/4/2031	36,069	36,169	36,077	1.73
US Fertility Enterprises, LLC	(7)(8)	SOFR +	3.25%	6.98%	12/30/2025	12/30/2032	3,835	3,816	3,853	0.19
WHCG Purchaser III, Inc.	(4)(10)	SOFR +	6.50%	10.23% (incl. 5.12% PIK)	8/2/2024	6/29/2029	3,028	3,028	3,028	0.15
WHCG Purchaser III, Inc.	(4)(10)(17)		10.00%	10.00% PIK	8/2/2024	6/30/2030	2,564	892	1,641	0.08
								654,366	609,361	29.27

BCRED Emerald JV LP
Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Health Care Technology
athenahealth Group, Inc.	(9)	SOFR +	3.25%	6.89%	5/27/2026	2/16/2032	$19,317	$19,067	$19,141	0.92%
Gainwell Acquisition Corp.	(10)	SOFR +	4.00%	7.83%	12/18/2024	10/1/2027	49,180	48,269	48,525	2.33
GI Ranger Intermediate, LLC	(4)(10)	SOFR +	6.00%	9.88%	9/26/2022	10/30/2028	43,217	42,966	39,111	1.88
Project Ruby Ultimate Parent Corp.	(8)	SOFR +	2.75%	6.51%	7/18/2025	3/10/2028	317	317	317	0.02
Waystar Technologies, Inc.	(8)	SOFR +	2.00%	5.64%	8/6/2025	10/22/2029	6,486	6,468	6,478	0.31
								117,087	113,572	5.46
Hotels, Restaurants & Leisure
Alterra Mountain, Co.	(8)	SOFR +	2.50%	6.14%	7/23/2025	8/17/2028	5,438	5,438	5,454	0.26
Alterra Mountain, Co.	(8)	SOFR +	2.50%	6.14%	7/18/2025	5/31/2030	1,445	1,445	1,446	0.07
Bulldog Purchaser, Inc.	(9)	SOFR +	3.25%	6.91%	2/5/2026	2/4/2033	8,673	8,632	8,694	0.42
Flynn Restaurant Group, LP	(8)	SOFR +	3.75%	7.39%	3/11/2025	1/28/2032	24,747	24,363	24,537	1.18
IRB Holding Corp.	(9)	SOFR +	2.50%	6.14%	11/17/2025	12/16/2030	21,475	21,516	21,505	1.03
Life Time, Inc.	(8)	SOFR +	2.00%	5.61%	8/14/2025	11/5/2031	19,751	19,840	19,795	0.95
Mic Glen, LLC	(9)	SOFR +	3.25%	6.89%	7/29/2025	7/21/2028	590	590	592	0.03
Motion Finco, LLC	(8)	SOFR +	3.50%	7.23%	3/13/2025	11/12/2029	4,925	4,871	4,213	0.20
New Red Finance, Inc.	(8)	SOFR +	1.75%	5.39%	3/13/2025	9/20/2030	13,387	13,298	13,382	0.64
Raising Cane's Restaurants, LLC	(8)	SOFR +	2.00%	5.64%	11/3/2025	11/3/2032	6,653	6,638	6,633	0.32
Tacala Investment Corp.	(10)	SOFR +	3.00%	6.64%	9/16/2025	1/31/2031	4,913	4,943	4,923	0.24
TRQ Sales, LLC	(8)	SOFR +	3.25%	6.98%	12/30/2025	12/30/2032	12,941	12,881	12,715	0.61
Whatabrands, LLC	(9)	SOFR +	2.50%	6.14%	12/11/2024	8/3/2028	33,641	33,667	33,636	1.62
								158,122	157,525	7.57
Household Durables
AI Aqua Merger Sub, Inc.	(9)	SOFR +	2.50%	6.12%	2/4/2026	7/31/2028	34,089	34,062	34,098	1.64
Madison Safety & Flow, LLC	(8)	P +	1.50%	8.25%	9/25/2025	9/26/2031	12,428	12,438	12,459	0.60
Weber-Stephen Products, LLC	(8)	SOFR +	3.75%	7.44%	9/17/2025	10/1/2032	3,855	3,820	3,813	0.18
								50,320	50,370	2.42
Independent Power and Renewable Electricity Producers
Cogentrix Finance Holdco I, LLC	(8)	SOFR +	2.25%	5.89%	8/7/2025	2/26/2032	6,558	6,561	6,559	0.32
Talen Energy Supply, LLC	(8)	SOFR +	2.00%	5.64%	11/25/2025	11/25/2032	4,752	4,731	4,726	0.23
								11,292	11,285	0.55
Industrial Conglomerates
Engineered Machinery Holdings, Inc.	(8)	SOFR +	3.25%	6.98%	11/26/2025	11/26/2032	6,400	6,335	6,441	0.31

BCRED Emerald JV LP
Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Insurance
Alliant Holdings Intermediate, LLC	(8)	SOFR +	2.50%	6.14%	7/31/2025	9/19/2031	$9,274	$9,168	$9,161	0.44%
AmWINS Group, Inc.	(10)	SOFR +	2.00%	5.73%	1/14/2026	1/30/2032	26,345	26,232	25,832	1.24
Baldwin Insurance Group Holdings, LLC	(8)	SOFR +	2.50%	6.13%	9/12/2025	5/26/2031	15,733	15,696	15,439	0.74
BroadStreet Partners, Inc.	(8)	SOFR +	2.50%	6.14%	6/14/2024	6/13/2031	42,172	42,271	40,818	1.96
CRC Insurance Group, LLC	(8)	SOFR +	2.75%	6.48%	12/6/2024	5/6/2031	10,000	10,063	9,788	0.47
Foundation Risk Partners Corp.	(4)(10)	SOFR +	4.75%	8.48%	9/26/2022	10/29/2030	74,091	73,692	74,091	3.56
HUB International, Ltd.	(8)	SOFR +	2.25%	5.92%	11/25/2024	6/20/2030	23,636	23,749	23,638	1.14
Hyperion Refinance S.à r.l.	(9)	SOFR +	2.75%	6.39%	12/11/2025	4/18/2030	14,610	14,671	13,810	0.66
Hyperion Refinance S.à r.l.	(9)	SOFR +	2.75%	6.39%	8/4/2025	2/15/2031	13,357	13,437	12,575	0.60
Patriot Growth Insurance Services, LLC	(4)(10)	SOFR +	5.00%	8.88%	9/26/2022	10/16/2028	61,407	60,644	59,565	2.86
Trucordia Insurance Holdings, LLC	(8)	SOFR +	3.25%	6.98%	6/17/2025	6/17/2032	6,486	6,472	5,805	0.28
USI, Inc.	(8)	SOFR +	2.25%	5.98%	12/23/2024	11/21/2029	23,356	23,389	23,306	1.12
USI, Inc.	(8)	SOFR +	2.25%	5.98%	12/23/2024	9/29/2030	24,612	24,663	24,544	1.18
								344,147	338,372	16.25
Interactive Media & Services
Project Boost Purchaser, LLC	(8)	SOFR +	2.75%	6.48%	7/16/2024	7/16/2031	26,449	26,532	25,802	1.24
TripAdvisor, Inc.	(8)	SOFR +	2.75%	6.39%	3/27/2025	7/8/2031	4,242	4,193	4,067	0.20
WH Borrower, LLC	(9)	SOFR +	4.50%	8.14%	2/12/2026	2/20/2032	2,891	2,877	2,900	0.14
								33,602	32,769	1.58
IT Services
Ahead DB Holdings, LLC	(10)	SOFR +	2.50%	6.23%	8/2/2024	2/1/2031	3,925	3,930	3,868	0.19
Fortress Intermediate 3, Inc.	(8)	SOFR +	3.00%	6.62%	7/2/2025	6/27/2031	5,218	5,253	5,202	0.25
Go Daddy Operating Co, LLC	(8)	SOFR +	1.75%	5.39%	7/23/2025	11/9/2029	3,921	3,929	3,843	0.18
Newfold Digital Holdings Group, Inc.	(10)	SOFR +	3.60%	7.21%	12/8/2025	4/30/2029	3,050	2,901	2,470	0.12
Newfold Digital Holdings Group, Inc.	(10)(17)	SOFR +	3.50%	7.21%	12/8/2025	4/30/2029	627	582	272	0.01
Newfold Digital Holdings Group, Inc.	(10)	SOFR +	5.75%	9.36%	12/8/2025	4/30/2029	209	203	170	0.01
Razor Holdco, LLC	(4)(10)	SOFR +	5.75%	9.52%	1/19/2022	10/25/2027	13,016	12,956	12,593	0.61
Virtusa Corp.	(10)	SOFR +	3.25%	6.89%	6/21/2024	2/15/2029	30,348	30,467	26,593	1.28
World Wide Technology Holding Co, LLC	(9)	SOFR +	2.00%	5.64%	7/23/2025	3/1/2030	4,950	4,960	4,938	0.24
								65,181	59,949	2.89
Life Sciences Tools & Services
Parexel International, Inc.	(9)	SOFR +	2.50%	6.14%	12/12/2025	12/12/2031	15,443	15,480	15,464	0.74

BCRED Emerald JV LP
Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Machinery
Chart Industries, Inc.	(9)	SOFR +	2.50%	6.18%	11/13/2024	3/15/2030	$7,114	$7,162	$7,123	0.34%
Composecure Holdings, LLC	(8)	SOFR +	2.25%	5.92%	1/14/2026	1/14/2033	3,544	3,540	3,529	0.17
CoorsTek, Inc.	(11)	SOFR +	2.50%	6.23%	6/18/2026	10/28/2032	5,423	5,399	5,440	0.26
EMRLD Borrower, LP	(8)	SOFR +	2.25%	5.89%	8/11/2025	8/4/2031	4,950	4,950	4,952	0.24
Gates Corp.	(9)	SOFR +	1.75%	5.39%	7/23/2025	6/4/2031	4,950	4,952	4,948	0.24
Hobbs & Associates, LLC	(8)	SOFR +	2.75%	6.39%	10/14/2025	7/23/2031	4,962	4,965	4,962	0.24
Madison IAQ, LLC	(8)	SOFR +	1.75%	5.47%	5/18/2026	5/6/2032	6,556	6,501	6,548	0.31
Pro Mach Group, Inc.	(8)	SOFR +	2.50%	6.14%	6/3/2026	10/15/2032	9,142	9,122	9,160	0.44
Victory Buyer, LLC	(8)	SOFR +	3.00%	6.66%	2/13/2026	2/13/2033	3,382	3,365	3,396	0.16
								49,956	50,058	2.40
Media
Prodege International Holdings, LLC	(4)(10)	SOFR +	5.25%	9.04% (incl. 3.25% PIK)	2/12/2026	12/31/2030	7,655	7,655	7,655	0.37
Prodege International Holdings, LLC	(4)(10)	SOFR +	5.75%	9.54% PIK	2/12/2026	12/31/2030	3,803	3,803	3,803	0.18
								11,458	11,458	0.55
Metals & Mining
Novelis Holdings, Inc.	(8)	SOFR +	1.75%	5.48%	3/11/2025	3/11/2032	3,846	3,846	3,845	0.18
Mortgage Real Estate Investment Trusts (REITs)
KREF Holdings X, LLC	(8)	SOFR +	2.50%	6.14%	8/14/2025	3/5/2032	10,054	10,035	9,697	0.47
Starwood Property Mortgage, LLC	(9)	SOFR +	2.00%	5.64%	7/24/2025	1/2/2030	2,715	2,711	2,714	0.13
Starwood Property Mortgage, LLC	(8)	SOFR +	2.00%	5.64%	5/12/2026	9/24/2032	12,312	12,315	12,308	0.59
								25,061	24,719	1.19
Oil, Gas & Consumable Fuels
Blackfin Pipeline, LLC	(8)	SOFR +	3.00%	6.69%	10/3/2025	9/29/2032	7,277	7,244	7,312	0.35
VRS Buyer, Inc.	(7)(8)	SOFR +	3.50%	7.23%	10/10/2025	10/12/2032	8,970	8,928	8,904	0.43
WhiteWater Matterhorn Holdings, LLC	(8)	SOFR +	1.75%	5.50%	1/30/2026	6/16/2032	3,020	3,013	3,003	0.14
								19,185	19,219	0.92
Paper & Forest Products
Profile Products, LLC	(4)(10)	SOFR +	5.50%	9.28%	9/26/2022	11/12/2027	73,390	72,983	72,839	3.50
Pharmaceuticals
BioMarin Pharmaceutical, Inc.	(8)	SOFR +	1.75%	5.43%	4/27/2026	4/27/2033	8,443	8,422	8,451	0.41
Elanco Animal Health, Inc.	(8)	SOFR +	1.75%	5.37%	10/31/2025	10/31/2032	2,392	2,393	2,395	0.12
Opal US, LLC	(8)	SOFR +	2.50%	6.23%	6/9/2026	4/28/2032	2,161	2,161	2,162	0.10
								12,976	13,008	0.63

BCRED Emerald JV LP
Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Professional Services
AG Group Holdings, Inc.	(9)	SOFR +	4.25%	7.89%	4/22/2024	12/29/2028	$2,722	$2,719	$2,472	0.12%
AlixPartners, LLP	(8)	SOFR +	2.00%	5.64%	7/31/2025	8/12/2032	7,026	7,022	6,992	0.34
Amspec Parent, LLC	(8)	SOFR +	3.00%	6.73%	6/25/2026	12/22/2031	8,615	8,615	8,655	0.42
Ankura Consulting Group, LLC	(10)	SOFR +	3.50%	7.17%	12/17/2024	12/29/2031	1,482	1,479	1,408	0.07
Ascensus Group Holdings, Inc.	(9)	SOFR +	3.00%	6.64%	12/13/2024	11/25/2032	23,503	23,494	22,994	1.11
Berkeley Research Group Holdings, LLC	(8)	SOFR +	3.25%	6.98%	5/1/2025	5/1/2032	14,888	14,701	14,889	0.72
Camelot US Acquisition, LLC	(8)	SOFR +	2.75%	6.39%	1/31/2024	1/31/2031	17,746	17,659	16,400	0.79
Cast & Crew Payroll, LLC	(9)(17)	SOFR +	3.75%	7.41%	1/19/2022	12/29/2028	36,189	34,833	14,204	0.68
CFGI Holdings, LLC	(4)(10)	SOFR +	4.25%	7.89%	9/26/2022	11/2/2029	92,923	92,803	92,923	4.47
EP Purchaser, LLC	(9)	SOFR +	4.50%	8.28%	12/6/2024	11/6/2028	1,227	1,225	799	0.04
EP Purchaser, LLC	(9)	SOFR +	3.50%	7.28%	1/19/2022	11/6/2028	3,351	3,348	2,182	0.10
First Advantage Holdings, LLC	(8)	SOFR +	2.75%	6.48%	7/24/2025	10/31/2031	4,724	4,734	4,673	0.22
Genuine Financial Holdings, LLC	(8)	SOFR +	3.25%	6.89%	6/28/2024	9/27/2030	17,685	17,689	17,169	0.83
Grant Thornton Advisors, LLC	(8)	SOFR +	2.75%	6.39%	8/22/2025	6/2/2031	18,752	18,755	17,891	0.86
Heron Bidco, LLC	(8)	SOFR +	4.00%	7.73%	12/10/2025	12/10/2032	16,467	16,239	16,590	0.80
Inmar, Inc.	(8)	SOFR +	4.50%	8.23%	9/12/2025	10/30/2031	1,236	1,233	1,088	0.05
Kwor Acquisition, Inc.	(4)(7)(11)	SOFR +	6.25%	9.92% (incl. 5.25% PIK)	2/28/2025	2/28/2030	15,110	14,690	15,063	0.72
Mermaid Bidco, Inc.	(8)	SOFR +	3.25%	6.91%	6/26/2025	7/3/2031	2,607	2,601	2,530	0.12
Ryan, LLC	(9)	SOFR +	3.50%	7.14%	11/7/2025	11/5/2032	7,421	7,371	7,375	0.35
Secretariat Advisors, LLC	(7)(8)	SOFR +	4.00%	7.73%	2/24/2025	2/28/2032	1,700	1,693	1,667	0.08
Sedgwick Claims Management Services, Inc.	(8)	SOFR +	2.50%	6.14%	2/24/2023	7/31/2031	13,203	13,287	13,059	0.63
Thevelia US, LLC	(9)	SOFR +	3.00%	6.73%	10/14/2025	6/18/2029	4,962	4,943	4,832	0.23
Trinity Air Consultants Holdings Corp.	(4)(10)	SOFR +	4.25%	8.01%	9/26/2022	6/29/2029	116,820	116,474	116,820	5.61
VT Topco, Inc.	(9)	SOFR +	3.00%	6.64%	12/17/2024	8/9/2030	4,913	4,954	4,827	0.23
West Monroe Partners, LLC	(4)(7)(10)	SOFR +	4.75%	8.42%	1/19/2022	11/8/2028	28,306	28,109	28,107	1.35
								460,670	435,609	20.94
Semiconductors & Semiconductor Equipment
Altar Bidco, Inc.	(9)	SOFR +	3.35%	6.61%	10/14/2025	2/1/2029	9,922	9,928	9,930	0.48
MKS, Inc.	(8)	SOFR +	1.75%	5.36%	2/4/2026	2/4/2033	2,373	2,373	2,384	0.11
								12,301	12,314	0.59

BCRED Emerald JV LP
Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Software
Boxer Parent Company, Inc.	(8)	SOFR +	2.75%	6.42%	7/30/2024	7/30/2031		$44,759	$44,631	$40,456	1.94%
Businessolver.com, Inc.	(4)(10)	SOFR +	4.50%	8.23%	1/19/2022	12/3/2032		96,183	95,479	95,462	4.59
CDK Global, Inc.	(8)(17)	SOFR +	3.25%	6.98%	4/27/2026	7/6/2029		49,414	47,241	32,613	1.57
Cloud Software Group, Inc.	(8)	SOFR +	3.25%	6.98%	8/7/2025	3/21/2031		36,865	36,982	32,441	1.56
Cloud Software Group, Inc.	(8)	SOFR +	3.25%	6.98%	8/7/2025	8/13/2032		3,465	3,465	3,009	0.14
Cloudera, Inc.	(9)	SOFR +	3.75%	7.49%	1/19/2022	10/8/2028		14,080	13,986	10,990	0.53
Confine Visual Bidco	(4)(8)	SOFR +	5.75%	9.37%	9/26/2022	2/23/2029		31,746	31,361	26,904	1.29
Confine Visual Bidco	(4)(8)	SOFR +	5.75%	9.37%	9/26/2022	2/23/2029		758	757	642	0.03
Cornerstone OnDemand, Inc.	(9)	SOFR +	3.75%	7.51%	2/20/2025	10/16/2028		29,562	27,805	18,964	0.91
Delta Topco, Inc.	(8)	SOFR +	2.75%	6.40%	11/25/2024	11/30/2029		49,317	49,223	46,782	2.25
EverCommerce Solutions, Inc.	(9)	SOFR +	2.25%	5.89%	7/24/2025	7/7/2031		463	463	443	0.02
Facile.It Broker Di Assicurazioni S.p.A	(4)(8)	E +	4.75%	6.88%	9/26/2025	12/23/2029	EUR	10,000	11,658	11,426	0.55
Flash Charm, Inc.	(10)	SOFR +	3.50%	7.16%	6/11/2024	3/2/2028		8,943	8,935	6,981	0.34
ION Platform Finance US, Inc.	(8)	SOFR +	3.75%	7.48%	10/7/2025	10/7/2032		26,482	26,245	19,167	0.92
KnowBe4, Inc.	(8)	SOFR +	3.75%	7.41%	7/22/2025	7/23/2032		14,925	14,893	11,716	0.56
LD Lower Holdings, Inc.	(4)(11)	SOFR +	7.50%	11.33%	1/19/2022	8/9/2027		13,433	13,418	11,754	0.56
Magenta Security Holdings, LLC	(10)(18)	SOFR +	6.75%	10.67%	8/14/2024	7/27/2028		616	600	416	0.02
Medallia, Inc.	(4)(10)(17)	SOFR +	6.00%	9.97%	1/19/2022	10/29/2028		52,386	50,787	25,931	1.25
Mitnick Purchaser, Inc.	(9)(17)(18)	SOFR +	4.75%	8.51%	4/20/2022	5/2/2029		4,812	4,699	1,744	0.08
MRI Software, LLC	(4)(11)	SOFR +	4.75%	8.48%	9/26/2022	2/10/2028		9,811	9,761	9,627	0.46
Nintex Topco, Limited	(4)(10)	SOFR +	6.00%	9.88%	1/19/2022	11/13/2028		32,658	32,427	25,636	1.23
Perforce Software, Inc.	(8)	SOFR +	4.75%	8.39%	12/18/2024	7/2/2029		10,632	10,515	5,996	0.29
Planview Parent, Inc.	(8)	SOFR +	3.50%	7.23%	12/17/2024	12/17/2027		3,635	3,598	3,143	0.15
Project Alpha Intermediate Holding, Inc.	(9)	SOFR +	3.25%	6.98%	11/26/2024	10/26/2030		7,753	7,738	5,664	0.27
Project Leopard Holdings, Inc.	(9)	SOFR +	5.25%	9.01%	12/19/2024	7/20/2029		19,691	18,323	12,091	0.58
Rithum Holdings, Inc.	(8)	SOFR +	4.75%	8.48%	7/2/2025	7/21/2032		10,918	10,728	10,338	0.50
Skopima Consilio Parent, LLC	(9)	SOFR +	3.75%	7.39%	12/18/2024	5/12/2028		10,696	10,717	8,871	0.43
Starlight Parent, LLC	(8)	SOFR +	4.00%	7.67%	4/16/2025	4/16/2032		45,782	44,826	38,457	1.85
Tangerine Bidco S.p.A	(4)(8)	E +	5.00%	7.13%	12/17/2022	12/30/2029	EUR	66,000	69,006	75,412	3.62
Tangerine Bidco S.p.A	(4)(8)	E +	4.75%	7.04%	9/26/2025	12/23/2029	EUR	3,750	4,024	4,285	0.21
Trio Bidco, LLC	(7)(8)	SOFR +	4.00%	7.73%	10/31/2025	10/29/2032		7,613	7,545	7,482	0.36
Triple Lift, Inc.	(4)(7)(10)	SOFR +	5.75%	9.58%	1/19/2022	5/5/2028		57,868	57,671	50,366	2.42
Tuple US Bidco, LLC	(4)(8)	SOFR +	3.75%	7.38%	1/28/2026	1/28/2033		3,373	3,356	3,238	0.16
Vision Solutions, Inc.	(10)	SOFR +	4.00%	7.93%	1/19/2022	4/24/2028		12,008	11,821	9,226	0.44
XPLOR T1, LLC	(4)(8)	SOFR +	3.25%	6.91%	12/11/2024	12/1/2032		18,613	18,598	17,124	0.82
Zodiac Purchaser, LLC	(4)(8)	SOFR +	3.50%	7.14%	12/13/2024	2/14/2032		18,858	18,801	17,349	0.83
									822,083	702,146	33.73

BCRED Emerald JV LP
Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Specialty Retail
CustomInk, LLC	(4)(11)(18)	SOFR +	5.98%	9.65%	1/19/2022	5/3/2028	$36,866	$36,867	$36,866	1.77%
Great Outdoors Group, LLC	(10)	SOFR +	3.25%	6.89%	1/23/2025	1/23/2032	2,533	2,523	2,544	0.12
Mavis Tire Express Services Topco, Corp.	(10)	SOFR +	3.00%	6.67%	11/19/2024	5/4/2028	24,893	24,932	24,884	1.20
MillerKnoll, Inc.	(8)	SOFR +	2.00%	5.64%	2/1/2026	8/9/2032	4,000	3,998	3,997	0.19
OPENLANE, Inc.	(4)(8)	SOFR +	2.50%	6.15%	10/8/2025	10/8/2032	1,790	1,782	1,799	0.09
StubHub Holdco Sub, LLC	(8)	SOFR +	4.75%	8.39%	3/15/2024	3/15/2030	5,779	5,812	5,824	0.28
Valvoline, Inc.	(8)	SOFR +	1.75%	5.39%	5/18/2026	12/1/2032	2,686	2,674	2,694	0.13
								78,588	78,608	3.78
Trading Companies & Distributors
BCPE Empire Holdings, Inc.	(9)	SOFR +	3.25%	6.89%	3/4/2025	12/11/2030	2,694	2,691	2,662	0.13
BCPE Empire Holdings, Inc.	(9)	SOFR +	3.50%	7.14%	3/12/2026	12/29/2032	10,600	10,453	10,490	0.50
Hillman Group, Inc.	(9)	SOFR +	2.00%	5.65%	11/7/2024	7/14/2028	3,908	3,911	3,909	0.19
Icebox Holdco III, Inc.	(9)	SOFR +	3.25%	6.98%	1/19/2022	12/22/2031	5,969	5,939	5,998	0.29
Johnstone Supply, LLC	(8)	SOFR +	2.25%	5.87%	2/5/2026	6/9/2031	11,211	11,265	11,217	0.54
Paramount Global Surfaces, Inc.	(4)(11)(17)	SOFR +	6.00%	9.76% (incl. 3.21% PIK)	1/19/2022	12/31/2028	8,906	8,647	4,899	0.24
White Cap Buyer, LLC	(8)	SOFR +	3.25%	6.89%	6/13/2024	10/19/2029	16,681	16,710	16,676	0.80
								59,616	55,851	2.69
Transportation Infrastructure
Apple Bidco, LLC	(8)	SOFR +	2.50%	6.14%	6/7/2022	9/23/2031	30,334	30,365	30,397	1.46
Roadsafe Holdings, Inc.	(4)(11)	SOFR +	5.25%	9.05%	1/19/2022	10/18/2030	8,492	8,472	8,492	0.41
Roadsafe Holdings, Inc.	(4)(11)	SOFR +	5.25%	9.05%	1/19/2022	10/18/2030	4,891	4,874	4,891	0.24
Signature Aviation US Holdings, Inc.	(9)	SOFR +	2.50%	6.14%	8/11/2025	7/1/2031	4,962	4,967	4,981	0.24
Signature Aviation US Holdings, Inc.	(9)	SOFR +	2.50%	6.14%	7/23/2025	7/1/2031	4,962	4,989	4,980	0.24
Swissport Stratosphere USA, LLC	(8)	SOFR +	2.75%	6.42%	1/14/2026	4/4/2031	352	352	352	0.02
								54,019	54,093	2.61
Wireless Telecommunication Services
Vantage Data Centers, LLC	(4)(7)(8)	SOFR +	2.50%	6.12%	4/30/2026	4/30/2030	23,158	21,159	21,159	1.02
Total First Lien Debt								5,388,144	5,098,060	245.01

BCRED Emerald JV LP
Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Partners’ Capital

Second Lien Debt
Health Care Providers & Services
Canadian Hospital Specialties, Ltd.	(4)(8)		8.75%	8.75%	12/20/2022	4/15/2029	CAD	12,000	$8,487	$8,123	0.39%
Jayhawk Buyer, LLC	(4)(11)	SOFR +	9.00%	12.76%	1/19/2022	7/16/2028		$24,712	24,644	23,414	1.13
New ACI Intermediate I, LLC	(4)(8)		10.00%	10.00% PIK	6/29/2026	6/28/2032		18,624	18,624	18,624	0.89
									51,755	50,161	2.41
Life Sciences Tools & Services
Curia Global, Inc.	(4)(10)(17)	SOFR +	10.50%	14.43% PIK	9/26/2022	3/7/2030		45,361	43,332	4,083	0.20
Machinery
Victory Buyer, LLC	(4)(8)	SOFR +	6.00%	9.66%	2/13/2026	2/13/2034		57,788	56,713	57,788	2.78
Professional Services
Kwor Acquisition, Inc.	(4)(11)	SOFR +	8.00%	11.67% PIK	2/28/2025	2/28/2030		16,080	16,080	16,080	0.77
Software
Boxer Parent Company, Inc.	(8)	SOFR +	5.75%	9.41%	3/26/2025	7/30/2032		20,000	19,455	17,208	0.83
Vision Solutions, Inc.	(10)	SOFR +	7.25%	11.18%	9/26/2022	4/23/2029		24,942	23,413	16,202	0.78
									42,868	33,410	1.61
Total Second Lien Debt									210,748	161,522	7.77

BCRED Emerald JV LP
Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

Equity
Air Freight & Logistics
Mode Holdings, LP - Class A-2 Common Units	(4)			1/19/2022		1,230,769	$2,215	$49	0.00%
Red Griffin ParentCo, LLC - Class A Common Units	(4)			11/27/2024		3,838	16,269	2,829	0.14
							18,484	2,878	0.14
Capital Markets
Resolute Investment Managers, Inc. - Common Equity				12/29/2023		11,751	294	18	0.00
Chemicals
Pigments Holdings, LP - LP Interest	(4)			4/14/2023		1,212	0	0	0.00
Distributors
Box Co-Invest Blocker, LLC - (BP Alpha Holdings, LP) - Class A Units	(4)			1/19/2022		1	780	0	0.00
Box Co-Invest Blocker, LLC - (BP Alpha Holdings, LP) - Class C Preferred Units	(4)			7/12/2023		1	92	0	0.00
GSO DL Co-Invest EIS LP (EIS Acquisition Holdings, LP - Class A Common Units)	(4)			1/19/2022		301,167	1,239	1,436	0.07
							2,111	1,436	0.07
Diversified Consumer Services
Cambium Holdings, LLC - Senior Preferred Interest	(4)		11.50%	1/19/2022		974,662	1,133	1,109	0.05
Health Care Providers & Services
DCA TopCo, LP - Common Units	(4)			6/2/2026		1,011,407	8,968	8,971	0.43
Jayhawk Holdings, LP - Class A-1 Common Units	(4)			1/19/2022		797	210	18	0.00
Jayhawk Holdings, LP - Class A-2 Common Units	(4)			1/19/2022		429	113	9	0.00
New ACI Holdings, LLC - Class A Common Units	(4)			6/29/2026		89,859	52,613	52,543	2.53
WHCG Purchaser, Inc. - Class A Common Units	(4)			8/2/2024		667,649	0	0	0.00
							61,904	61,541	2.96
Media
Prodege International Holdings, LLC - Class A Units	(4)			2/12/2026		2,887	4,896	4,638	0.22
Oil, Gas & Consumable Fuels
Port Arthur LNG Phase II Intermediate Company, LLC - Class B Units	(4)(7)		7.60% PIK	3/23/2026		69,729,468	1,079,961	1,085,701	52.18

BCRED Emerald JV LP
Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

Equity (continued)
Professional Services
Kwor Intermediate I, Inc. - Class A Common Shares	(4)			2/28/2025		8,617	$7,857	$1,462	0.07%
Kwor Intermediate I, Inc. - Preferred Equity	(4)			2/28/2025		9,216	9,216	10,019	0.48
							17,073	11,481	0.55
Software
Descartes Holdings, Inc. - Class A Common Stock	(4)			10/9/2023		16,805	728	0	0.00
Specialty Retail
GSO DL CoInvest CI LP (CustomInk, LLC - Series A Preferred Units)	(4)			1/19/2022		3,000,000	3,542	3,592	0.17
Total Equity							1,190,126	1,172,394	56.34
Total Investment Portfolio							6,789,018	6,431,976	309.12
Cash and Cash Equivalents
Dreyfus Government Cash Management - Institutional Shares			3.53%				1,354	1,354	0.07
Dreyfus Treasury Obligations Cash Management			3.50%				380	380	0.02
Fidelity Investments Money Market Treasury Portfolio - Class I			3.55%				277	277	0.01
Other Cash and Cash Equivalents							99,575	99,575	4.79
Total Cash and Cash Equivalents							101,586	101,586	4.89
Total Portfolio Investments, Cash and Cash Equivalents							$6,890,604	$6,533,562	314.01%
(1)Unless otherwise indicated, all debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. As of June 30, 2026, the Company had investments denominated in Canadian Dollars (CAD), Euros (EUR), British Pounds (GBP), Swiss Francs (CHF), Danish Krone (DKK), Swedish Krona (SEK), Norwegian Krone (NOK), New Zealand Dollars (NZD), and Australian Dollars (AUD). All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. The total par amount (in thousands) is presented for debt investments, while the number of shares or units (in whole amounts) owned is presented for equity investments. Each of the Company’s investments is pledged as collateral, under one or more of its credit facilities unless otherwise indicated.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either Canadian Overnight Repo Rate Average (“CORRA” or “CA”), Sterling Overnight Interbank Average Rate (“SONIA” or “S”), Euro Interbank Offer Rate (“Euribor” or “E”), Secured Overnight Financing Rate (“SOFR”), Stockholm Interbank Offered Rate (“STIBOR” or “ST”), Copenhagen Interbank Offered Rate (“CIBOR” or “CI”), Norwegian Interbank Offered Rate (“NIBOR” or “N”), Swiss Average Rate Overnight (“SARON” or “SA”), New Zealand Bank Bill Reference Rate (“BKBM” or “B”), Australian Bank Bill Swap Bid Rate (“BBSY” or “BB”), or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of June 30, 2026. Variable rate loans typically include an interest reference rate floor feature.
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
June 30, 2026
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

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
ADCS Clinics Intermediate Holdings, LLC	Revolver	8/7/2026	$268	$—
Azuria Water Solutions, Inc.	Delayed Draw Term Loan	4/23/2028	2,101	—
Cambium Learning Group, Inc.	Revolver	7/20/2027	3,249	—
Chicago US Midco III, LP	Delayed Draw Term Loan	10/30/2027	1,221	—
Jupiter Purchaser, LLC	Delayed Draw Term Loan	6/5/2029	2,957	—
Kwor Acquisition, Inc.	Revolver	2/28/2030	6,959	—
Kwor Acquisition, Inc.	Delayed Draw Term Loan	2/28/2027	9,221	(46)
Latham Pool Products, Inc.	Revolver	2/23/2027	11,250	(92)
Navigator Acquiror, Inc.	Delayed Draw Term Loan	7/15/2030	634	—
Navigator Acquiror, Inc.	Delayed Draw Term Loan	7/15/2030	634	—
Pinnacle Buyer, LLC	Delayed Draw Term Loan	4/1/2027	1,945	—
Port Arthur LNG Phase II Intermediate Company, LLC	Equity	12/30/2026	299,028	—
Pye-Barker Fire & Safety, LLC	Delayed Draw Term Loan	12/31/2027	1,420	—
Raven Acquisition Holdings, LLC	Delayed Draw Term Loan	11/19/2026	667	(8)
Sanders Industries Holdings, Inc.	Delayed Draw Term Loan	2/26/2027	1,742	—
Secretariat Advisors, LLC	Delayed Draw Term Loan	2/28/2027	207	(3)
SEKO Global Logistics Network, LLC	Delayed Draw Term Loan	5/10/2027	83	—
Signia Aerospace, LLC	Delayed Draw Term Loan	6/23/2028	732	—
Smile Doctors, LLC	Revolver	12/23/2027	4,737	(166)
Trio Bidco, LLC	Delayed Draw Term Loan	10/31/2027	803	(13)
Triple Lift, Inc.	Revolver	5/5/2028	2,143	(268)
US Fertility Enterprises, LLC	Delayed Draw Term Loan	12/30/2027	196	—
Vantage Data Centers, LLC	Delayed Draw Term Loan	4/30/2030	141,480	—
VRS Buyer, Inc.	Delayed Draw Term Loan	10/10/2027	646	(4)
West Monroe Partners, LLC	Revolver	11/9/2027	2,843	(57)
Total Unfunded Commitments			$497,166	$(657)
(8)There are no interest rate floors on these investments.
(9)The interest rate floor on these investments as of June 30, 2026 was 0.50%.
(10)The interest rate floor on these investments as of June 30, 2026 was 0.75%.
(11)The interest rate floor on these investments as of June 30, 2026 was 1.00%.
(12)The interest rate floor on these investments as of June 30, 2026 was 1.25%.
(13)The interest rate floor on these investments as of June 30, 2026 was 1.50%.
(14)The interest rate floor on these investments as of June 30, 2026 was 2.00%.
(15)For unsettled positions the interest rate does not include the base rate.
(16)Reserved.
(17)Loan was on non-accrual status as of June 30, 2026.
(18)These loans are “last-out” portions of loans. The “last-out” portion of the Company's loan investment generally earns a higher interest rate than the “first-out” portion, and in exchange the “first-out” portion would generally receive priority with respect to payment principal, interest and any other amounts due thereunder over the “last-out” portion.
(19)All securities are exempt from registration under the Securities Act, and may be deemed to be “restricted securities.” As of June 30, 2026, the aggregate fair value of these securities is $6,432.0 million or 309.12% of the Company’s net assets. The initial acquisition dates have been included for such securities.

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

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The following table presents the selected consolidated statements of assets and liabilities information of the Emerald JV as of June 30, 2026 and December 31, 2025 (Unaudited):

	June 30, 2026	December 31, 2025
ASSETS
Investments at fair value (cost of $6,789,018 and $6,690,646, respectively)	$6,431,976	$6,496,980
Cash and cash equivalents	101,586	153,209
Interest receivable	36,348	40,940
Non-cash dividend receivable	54,872	—
Receivable for investments sold and other assets	94,993	39,821
Deferred financing costs	11,859	10,930
Derivative assets at fair value	685	—
Total assets	$6,732,319	$6,741,880
LIABILITIES
Debt (net of unamortized debt issuance costs of $13,626 and $4,732, respectively)	$4,604,882	$4,294,667
Distribution payable	8,000	81,882
Interest payable and other liabilities	38,562	127,004
Total liabilities	4,651,444	4,503,553
PARTNERS’ CAPITAL
Partners’ capital	2,080,875	2,238,327
Total partners’ capital	2,080,875	2,238,327
Total liabilities and partners’ capital	$6,732,319	$6,741,880

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The following table presents the selected consolidated statements of operations information of the Emerald JV for the three and six months ended June 30, 2026 and June 30, 2025 (Unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Investment income:
Interest income	$114,258	$140,067	$237,020	$259,290
Payment-in-kind interest income	2,817	6,033	6,666	11,002
Non-cash dividend income	20,819	—	22,558	—
Other income	69	353	475	631
Total investment income	137,963	146,453	266,719	270,923
Expenses:
Interest expense	70,435	54,886	128,780	102,735
Other expenses	716	686	1,732	1,482
Total expenses	71,151	55,572	130,512	104,217
Net investment income before tax expense	66,812	90,881	136,207	166,706
Tax expense	—	—	—	—
Net investment income after tax expense	66,812	90,881	136,207	166,706
Net realized and change in unrealized gain (loss):
Net change in unrealized gain (loss) on investments, foreign currency, derivatives and income tax (provision) benefit	28,112	5,144	(159,284)	(37,566)
Net realized gain (loss) on investments, foreign currency and extinguishment of debt	(58,951)	80	(81,774)	(16,629)
Total net realized and change in unrealized gain (loss)	(30,839)	5,224	(241,058)	(54,195)
Net increase (decrease) in partners’ capital resulting from operations	$35,973	$96,105	$(104,851)	$112,511

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
As of June 30, 2026 and December 31, 2025, a wholly-owned subsidiary of the Company and the Verdelite JV Partner had commitments to contribute up to $147.0 million and $21.0 million of capital, respectively, to the Verdelite JV.
As of June 30, 2026 and December 31, 2025, the Company had made capital contributions (net of returns of capital) of $117.7 million and the Verdelite JV Partner had made capital contributions (net of returns of capital) of $16.8 million. As of June 30, 2026 and December 31, 2025, $29.3 million of capital remained uncalled from the Company and $4.2 million of capital remained uncalled from the Verdelite JV Partner. The Company and the Verdelite JV Partner may, from time-to-time, make additional contributions of capital or may receive returns of capital from the Verdelite JV.
As of June 30, 2026 and December 31, 2025, the Company and the Verdelite JV Partner’s equity ownership interests in the Verdelite JV were 87.5% and 12.5%, respectively.
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
The Company’s investment in the Verdelite JV is disclosed on the Company’s Condensed Consolidated Schedule of Investments as of June 30, 2026 and December 31, 2025.

BCRED Verdelite JV LP
Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)
The following table presents the consolidated schedule of investments of the Verdelite JV as of June 30, 2026:

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt
Aerospace & Defense
Dynasty Acquisition Co, Inc.	(8)	SOFR +	2.00%	5.64%	10/10/2025	10/31/2031	$1,438	$1,437	$1,443	1.27%
Dynasty Acquisition Co, Inc.	(8)	SOFR +	2.00%	5.64%	10/10/2025	10/31/2031	547	546	549	0.48
Galileo Parent, Inc.	(8)	SOFR +	4.50%	8.12%	3/13/2026	2/28/2033	2,168	2,137	2,176	1.91
KBR, Inc.	(8)	SOFR +	2.00%	5.64%	8/14/2024	1/17/2031	497	497	497	0.44
LSF11 Trinity Bidco, Inc.	(8)	SOFR +	2.50%	6.15%	9/11/2025	6/14/2030	2,211	2,211	2,215	1.94
Peraton Corp.	(10)	SOFR +	3.75%	7.51%	11/16/2022	2/1/2028	4,606	4,582	4,168	3.66
Propulsion BC Newco, LLC	(9)	SOFR +	2.50%	6.23%	12/1/2025	12/1/2032	276	276	278	0.24
Sanders Industries Holdings, Inc.	(7)(9)	SOFR +	2.00%	5.67%	6/11/2026	2/26/2032	1,198	1,191	1,197	1.05
TransDigm, Inc.	(8)	SOFR +	2.50%	6.14%	11/28/2023	2/28/2031	5,866	5,864	5,874	5.16
TransDigm, Inc.	(8)	SOFR +	2.25%	5.89%	9/11/2025	3/22/2030	89	89	89	0.08
Vertex Aerospace Services, LLC	(10)	SOFR +	2.00%	5.64%	11/16/2022	12/6/2030	5,367	5,351	5,368	4.71
								24,181	23,854	20.94
Air Freight & Logistics
Savage Enterprises, LLC	(8)	SOFR +	2.00%	5.62%	5/5/2026	8/5/2032	1,692	1,686	1,694	1.49
Airlines (Passenger Airlines)
Air Canada	(8)	SOFR +	1.75%	5.41%	1/9/2026	3/21/2031	121	121	121	0.11
American Airlines, Inc.	(8)	SOFR +	2.25%	5.94%	2/15/2023	2/15/2028	2,909	2,909	2,887	2.53
American Airlines, Inc.	(8)	SOFR +	2.25%	5.93%	2/15/2023	4/20/2028	990	971	990	0.87
OneSky Flight, LLC	(8)	SOFR +	2.75%	6.39%	2/17/2026	2/17/2033	213	212	214	0.19
United Airlines, Inc.	(8)	SOFR +	1.75%	5.40%	2/3/2026	2/22/2031	2,262	2,262	2,263	1.99
								6,475	6,475	5.69
Automobile Components
Clarios Global, LP	(8)	SOFR +	2.50%	6.14%	7/16/2024	5/6/2030	2,387	2,387	2,392	2.10
Clarios Global, LP	(8)	SOFR +	2.50%	6.14%	5/21/2026	1/28/2032	1,985	1,975	1,989	1.75
								4,362	4,381	3.85
Beverages
Triton Water Holdings, Inc.	(9)	SOFR +	2.75%	6.48%	3/31/2026	3/31/2031	1,243	1,237	1,250	1.10
Biotechnology
Alkermes, Inc.	(8)	SOFR +	2.75%	6.48%	2/12/2026	8/12/2031	186	186	187	0.16
Broadline Retail
Chewy, Inc.	(8)	SOFR +	1.75%	5.45%	6/16/2026	6/23/2033	274	274	274	0.24
Peer Holding III, BV	(8)	SOFR +	2.50%	6.23%	6/26/2024	7/1/2031	1,914	1,914	1,920	1.69
Peer Holding III, BV	(8)	SOFR +	2.25%	5.98%	9/29/2025	9/29/2032	360	360	361	0.32
								2,548	2,555	2.25

BCRED Verdelite JV LP
Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Building Products
Cornerstone Building Brands, Inc.	(9)(17)	SOFR +	3.25%	7.01%	11/16/2022	4/12/2028	$3,887	$3,786	$2,391	2.10%
Griffon Corp.	(8)	SOFR +	2.00%	5.64%	6/26/2024	1/24/2029	2,173	2,178	2,176	1.91
LBM Acquisition, LLC	(10)	SOFR +	3.75%	7.50%	6/6/2024	6/6/2031	5,200	5,163	4,375	3.84
MIWD Holdco II, LLC	(8)	SOFR +	2.75%	6.39%	3/28/2024	3/28/2031	2,004	1,997	1,982	1.74
Resideo Funding, Inc.	(8)	SOFR +	2.00%	5.64%	6/14/2024	6/13/2031	539	539	540	0.47
Resideo Funding, Inc.	(8)	SOFR +	2.00%	5.67%	8/8/2025	8/13/2032	327	327	328	0.29
Standard Industries, Inc.	(9)	SOFR +	1.75%	5.39%	11/16/2022	9/22/2028	521	521	522	0.46
								14,511	12,314	10.81
Capital Markets
Apex Group Treasury, LLC	(8)	SOFR +	3.50%	7.15%	2/27/2025	2/27/2032	3,474	3,467	3,300	2.90
Aretec Group, Inc.	(8)	SOFR +	3.00%	6.64%	11/20/2025	8/9/2030	5,336	5,335	5,331	4.68
Chrysaor Bidco S.à r.l.	(9)	SOFR +	3.00%	6.67%	10/14/2025	10/30/2031	957	956	960	0.84
Citco Funding, LLC	(9)	SOFR +	2.00%	5.66%	1/30/2026	1/30/2033	625	624	624	0.55
Edelman Financial Engines Center, LLC	(8)	SOFR +	4.00%	7.64%	4/30/2026	12/1/2031	3,831	3,794	3,847	3.38
EP Wealth Advisors, LLC	(8)	SOFR +	2.50%	6.17%	5/18/2026	10/18/2032	211	210	211	0.19
Focus Financial Partners, LLC	(8)	SOFR +	2.50%	6.14%	1/31/2025	9/15/2031	2,246	2,235	2,197	1.93
GTCR Everest Borrower, LLC	(8)	SOFR +	2.50%	6.23%	2/3/2026	9/5/2031	4,090	4,092	4,079	3.58
Hudson River Trading, LLC	(8)	SOFR +	2.50%	6.14%	1/21/2026	3/18/2030	155	154	154	0.14
Jane Street Group, LLC	(8)	SOFR +	2.00%	5.67%	10/1/2025	12/15/2031	285	283	283	0.25
Jump Financial, LLC	(8)	SOFR +	3.50%	7.23%	6/18/2026	2/26/2032	170	169	171	0.15
Jupiter Borrower, Inc.	(8)	SOFR +	2.75%	6.48%	4/8/2026	3/25/2033	249	248	250	0.22
Kestra Advisor Services Holdings A, Inc.	(8)	SOFR +	2.75%	6.39%	5/13/2026	3/22/2031	1,562	1,562	1,550	1.36
Osaic Holdings, Inc.	(8)	SOFR +	2.50%	6.23%	2/2/2026	7/30/2032	2,370	2,368	2,342	2.06
Superannuation & Investments US, LLC	(9)	SOFR +	2.50%	6.14%	1/30/2026	12/1/2028	104	104	104	0.09
Victory Capital Holdings, Inc.	(8)	SOFR +	1.75%	5.48%	9/10/2025	9/23/2032	1,999	1,997	1,994	1.75
								27,598	27,397	24.07
Chemicals
CI Maroon Holdings, LLC	(8)	SOFR +	3.25%	7.08%	2/7/2025	3/3/2031	884	884	879	0.77
Nouryon USA, LLC	(8)	SOFR +	3.25%	6.94%	4/26/2024	4/3/2028	2,860	2,860	2,864	2.51
Nouryon USA, LLC	(8)	SOFR +	3.25%	6.94%	4/26/2024	4/3/2028	778	778	779	0.68
Olympus Water US Holding Corp.	(8)	SOFR +	3.25%	6.98%	11/3/2025	11/3/2032	356	356	357	0.31
Qnity Electronics, Inc.	(8)	SOFR +	2.00%	5.67%	6/23/2026	11/1/2032	601	599	603	0.53
SCIL USA Holdings, LLC	(8)	SOFR +	4.00%	7.65%	10/30/2025	11/8/2032	745	742	745	0.65
Solstice Advanced Materials, Inc.	(8)	SOFR +	1.75%	5.41%	10/29/2025	10/29/2032	254	254	256	0.22
								6,473	6,483	5.67

BCRED Verdelite JV LP
Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Commercial Services & Supplies
Access CIG, LLC	(9)	SOFR +	4.00%	7.64%	8/15/2025	8/19/2030	$6,456	$6,365	$5,760	5.06%
Allied Universal Holdco, LLC	(8)	SOFR +	3.25%	6.89%	8/6/2025	8/20/2032	2,513	2,511	2,518	2.21
Anticimex, Inc.	(8)	SOFR +	2.90%	6.41%	11/21/2025	11/17/2031	3,306	3,290	3,316	2.91
Aramark Services, Inc.	(8)	SOFR +	1.75%	5.39%	8/12/2025	4/6/2028	259	259	260	0.23
Arcwood Environmental, Inc.	(4)(8)	SOFR +	3.00%	6.64%	3/20/2026	4/1/2033	300	299	302	0.27
Asplundh Tree Expert, LLC	(8)	SOFR +	1.75%	5.39%	5/23/2024	5/23/2031	1,322	1,319	1,322	1.16
Belfor Holdings, Inc.	(9)	SOFR +	2.75%	6.39%	8/8/2025	11/1/2030	940	940	939	0.82
EAB Global, Inc.	(9)	SOFR +	3.00%	6.64%	11/16/2022	8/16/2030	8,678	8,626	7,843	6.89
Foundational Education Group, Inc.	(9)	SOFR +	4.25%	8.18%	11/16/2022	8/31/2028	2,442	2,395	2,217	1.95
GFL Environmental Services USA, Inc.	(8)	SOFR +	2.50%	6.16%	10/10/2025	3/3/2032	1,985	1,986	1,988	1.74
HNI Corp.	(8)	SOFR +	1.75%	5.37%	5/21/2026	12/10/2032	291	290	292	0.26
Lsf12 Crown US Commercial Bidco, LLC	(8)	SOFR +	3.00%	6.62%	1/20/2026	12/2/2031	345	345	346	0.30
OMNIA Partners, LLC	(8)	SOFR +	2.75%	6.42%	1/26/2024	12/31/2032	1,128	1,127	1,132	0.99
Pinnacle Buyer, LLC	(7)(8)	SOFR +	2.50%	6.18%	9/11/2025	10/1/2032	443	442	444	0.39
Prime Security Services Borrower, LLC	(8)	SOFR +	2.00%	5.62%	4/15/2024	10/13/2030	4,063	4,062	4,042	3.55
Prime Security Services Borrower, LLC	(8)	SOFR +	1.75%	5.37%	4/4/2025	3/7/2032	1,273	1,263	1,256	1.10
Pye-Barker Fire & Safety, LLC	(7)(8)	SOFR +	2.50%	6.23%	12/16/2025	12/16/2032	1,008	1,003	1,011	0.89
Vaco Holdings, Inc.	(10)	SOFR +	5.00%	8.88%	11/16/2022	1/22/2029	2,282	2,256	1,881	1.65
								38,778	36,869	32.37
Construction & Engineering
Azuria Water Solutions, Inc.	(7)(8)	SOFR +	2.75%	6.48%	4/30/2026	4/25/2033	1,264	1,261	1,263	1.11
Brookfield WEC Holdings, Inc.	(8)	SOFR +	2.00%	5.62%	1/25/2024	1/27/2031	2,476	2,471	2,477	2.17
Dycom Industries, Inc.	(8)	SOFR +	1.75%	5.40%	1/27/2026	1/27/2033	251	250	251	0.22
Green Infrastructure Partners US, LLC	(4)(8)	SOFR +	2.75%	6.48%	9/19/2025	9/24/2032	272	271	272	0.24
Touchdown Acquirer, Inc.	(8)	SOFR +	2.50%	6.16%	2/5/2026	2/21/2031	1,030	1,030	1,022	0.90
								5,283	5,285	4.64
Construction Materials
MSOF Beacon, LLC	(8)	SOFR +	2.50%	6.17%	12/23/2025	12/23/2032	158	158	159	0.14
Quikrete Holdings, Inc.	(8)	SOFR +	2.25%	5.89%	4/4/2025	2/10/2032	2,476	2,453	2,477	2.17
Tamko Building Products, LLC	(8)	SOFR +	2.75%	6.60%	10/23/2024	9/20/2030	2,588	2,588	2,590	2.27
								5,199	5,226	4.58
Consumer Finance
CPI Holdco B, LLC	(8)	SOFR +	2.00%	5.64%	12/11/2025	5/17/2031	3,865	3,861	3,854	3.38

BCRED Verdelite JV LP
Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Containers & Packaging
Berlin Packaging, LLC	(8)	SOFR +	3.25%	6.98%	7/25/2025	6/7/2031	$4,452	$4,452	$4,436	3.89%
Clydesdale Acquisition Holdings, Inc.	(9)	SOFR +	3.18%	6.82%	11/16/2022	4/13/2029	1,636	1,623	1,610	1.41
Graham Packaging Co., Inc.	(8)	SOFR +	2.25%	5.89%	1/26/2026	1/26/2033	319	319	320	0.28
ProAmpac PG Borrower, LLC	(8)	SOFR +	4.00%	7.67%	3/6/2026	3/7/2033	111	111	109	0.10
Ring Container Technologies Group, LLC	(9)	SOFR +	2.50%	6.14%	10/10/2025	9/15/2032	1,985	1,984	1,990	1.75
SupplyOne, Inc.	(8)	SOFR +	3.50%	7.14%	4/19/2024	4/19/2031	1,674	1,668	1,678	1.47
TricorBraun Holdings, Inc.	(9)	SOFR +	3.25%	6.89%	11/16/2022	3/3/2031	6,416	6,327	6,019	5.28
Trident TPI Holdings, Inc.	(9)	SOFR +	3.75%	7.48%	10/18/2024	9/15/2028	4,353	4,353	4,186	3.67
								20,837	20,348	17.85
Diversified Consumer Services
Bifm CA Buyer, Inc.	(9)	SOFR +	3.25%	6.89%	3/30/2026	5/31/2028	1,990	1,994	1,999	1.75
Cengage Learning, Inc.	(11)	SOFR +	3.00%	6.65%	1/22/2026	3/24/2031	489	489	484	0.43
Covista, Inc.	(10)	SOFR +	2.25%	5.98%	3/2/2026	3/2/2033	378	376	379	0.33
Element Materials Technology Group US Holdings, Inc.	(9)	SOFR +	3.50%	7.23%	11/16/2022	7/6/2029	2,917	2,883	2,937	2.58
Imagine Learning, LLC	(9)	SOFR +	3.50%	7.14%	2/1/2024	12/21/2029	3,925	3,911	3,699	3.25
Inspired Education US Holdings, Inc.	(8)	SOFR +	2.75%	6.41%	2/11/2026	2/28/2031	338	337	339	0.30
KUEHG Corp.	(9)	SOFR +	2.75%	6.48%	8/11/2025	6/12/2030	2,475	2,483	2,389	2.10
Mckissock Investment Holdings, LLC	(10)	SOFR +	5.00%	8.90%	11/16/2022	3/12/2029	4,139	4,083	3,548	3.11
Metropolis Technologies, Inc.	(8)	SOFR +	5.25%	8.92%	11/3/2025	11/3/2032	902	893	889	0.78
Mister Car Wash Holdings, Inc.	(8)	SOFR +	2.75%	6.39%	5/19/2026	3/27/2031	664	664	666	0.58
Pre-Paid Legal Services, Inc.	(9)	SOFR +	3.25%	6.89%	11/16/2022	12/15/2028	3,215	3,190	2,946	2.59
Spring Education Group, Inc.	(8)	SOFR +	3.25%	6.98%	9/29/2023	10/4/2030	3,336	3,314	3,333	2.93
University Support Services, LLC	(9)	SOFR +	2.75%	6.39%	11/16/2022	2/10/2029	3,658	3,638	3,609	3.17
Wand NewCo 3, Inc.	(8)	SOFR +	2.50%	6.14%	7/30/2024	1/30/2031	2,847	2,828	2,847	2.50
								31,083	30,064	26.40
Diversified REITs
Iron Mountain Information Management, LLC	(8)	SOFR +	2.00%	5.64%	12/28/2023	1/31/2031	838	834	838	0.74
Diversified Telecommunication Services
Coral-US Co-Borrower, LLC	(8)	SOFR +	3.25%	6.92%	11/16/2022	1/31/2032	2,450	2,440	2,378	2.09
Virgin Media Bristol, LLC	(8)	SOFR +	3.18%	6.97%	3/2/2023	3/31/2031	2,727	2,711	2,428	2.13
Zacapa, LLC	(9)	SOFR +	3.75%	7.48%	10/29/2024	3/22/2029	4,432	4,432	4,431	3.89
								9,583	9,237	8.11

BCRED Verdelite JV LP
Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Electric Utilities
NRG Energy, Inc.	(8)	SOFR +	1.75%	5.42%	4/16/2024	4/16/2031	$1,738	$1,735	$1,738	1.53%
Electrical Equipment
Forgent Power, LLC	(8)	SOFR +	2.25%	5.95%	5/21/2026	12/20/2032	422	418	424	0.37
Generac Power Systems, Inc.	(8)	SOFR +	1.75%	5.37%	7/3/2024	7/3/2031	3,732	3,729	3,760	3.30
								4,147	4,184	3.67
Electronic Equipment, Instruments & Components
Celestica, Inc.	(4)(8)	SOFR +	1.75%	5.40%	6/20/2024	6/20/2031	3,430	3,430	3,434	3.01
Infinite Bidco, LLC	(9)	SOFR +	3.75%	7.68%	11/16/2022	3/2/2028	2,113	2,085	2,103	1.85
Modena Buyer, LLC	(8)	SOFR +	4.25%	7.91%	7/1/2024	7/1/2031	1,808	1,782	1,675	1.47
Project Aurora US Finco, Inc.	(8)	SOFR +	2.75%	6.48%	9/30/2025	9/27/2032	252	252	254	0.22
Sanmina Corp.	(4)(8)	SOFR +	1.75%	5.39%	5/18/2026	10/27/2032	357	356	358	0.31
								7,905	7,824	6.86
Energy Equipment & Services
Ursa Minor US Bidco, LLC	(8)	SOFR +	2.00%	5.73%	11/13/2025	3/26/2031	1,487	1,484	1,488	1.31
Entertainment
EOC Borrower, LLC	(8)	SOFR +	2.75%	6.39%	8/11/2025	3/24/2032	2,475	2,483	2,481	2.18
TKO Worldwide Holdings, LLC	(8)	SOFR +	1.75%	5.41%	5/18/2026	11/21/2031	350	349	349	0.31
								2,832	2,830	2.49
Financial Services
Bcpe Pequod Buyer, Inc.	(8)	SOFR +	2.75%	6.39%	12/5/2025	11/25/2031	174	173	169	0.15
Chicago US Midco III, LP	(7)(8)	SOFR +	2.50%	6.14%	10/30/2025	11/1/2032	512	511	513	0.45
Corpay Technologies Operating Co, LLC	(8)	SOFR +	1.75%	5.39%	11/5/2025	11/5/2032	382	381	382	0.34
Mitchell International, Inc.	(9)	SOFR +	3.00%	6.64%	1/22/2026	6/17/2031	4,966	4,948	4,741	4.16
Planet US Buyer, LLC	(8)	SOFR +	3.00%	6.66%	2/9/2024	2/7/2031	1,004	1,003	1,009	0.89
								7,016	6,814	5.99
Food Products
CHG PPC Parent, LLC	(9)	SOFR +	3.00%	6.76%	11/16/2022	12/8/2028	2,900	2,862	2,911	2.56
Froneri US, Inc.	(8)	SOFR +	2.25%	5.88%	3/11/2025	9/30/2031	1,968	1,958	1,956	1.72
Froneri US, Inc.	(8)	SOFR +	2.25%	5.88%	7/16/2025	9/30/2032	1,371	1,368	1,363	1.20
PFI Lower Midco, LLC	(8)	SOFR +	4.00%	7.64%	12/1/2025	12/1/2032	199	197	201	0.18
Snacking Investments US, LLC	(8)	SOFR +	3.00%	6.66%	6/4/2026	10/29/2032	344	343	345	0.30
								6,728	6,776	5.96
Ground Transportation
Genesee & Wyoming, Inc.	(8)	SOFR +	1.75%	5.48%	4/10/2024	4/10/2031	4,249	4,234	4,236	3.72

BCRED Verdelite JV LP
Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Health Care Equipment & Supplies
Argent Finco, LLC	(8)	SOFR +	2.50%	6.23%	11/20/2025	11/12/2032	$151	$151	$152	0.13%
Resonetics, LLC	(10)	SOFR +	2.75%	6.42%	7/24/2025	6/18/2031	3,528	3,528	3,528	3.10
WS Audiology USA II, LLC	(8)	SOFR +	3.25%	6.92%	6/18/2026	2/28/2029	4,034	4,034	4,045	3.55
								7,713	7,725	6.78
Health Care Providers & Services
Agiliti Health, Inc.	(8)	SOFR +	3.00%	6.58%	5/1/2023	5/1/2030	1,867	1,867	1,805	1.58
CHG Healthcare Services, Inc.	(9)	SOFR +	3.00%	6.66%	5/7/2026	9/29/2031	2,468	2,465	2,471	2.17
Concentra Health Services, Inc.	(8)	SOFR +	2.00%	5.64%	7/26/2024	7/26/2031	2,111	2,111	2,117	1.86
Davita, Inc.	(8)	SOFR +	1.75%	5.39%	5/9/2024	5/9/2031	3,439	3,439	3,440	3.02
Ensemble RCM, LLC	(8)	SOFR +	3.00%	6.66%	2/9/2026	2/9/2033	1,747	1,745	1,742	1.53
Global Medical Response, Inc.	(8)	SOFR +	3.25%	6.89%	9/10/2025	10/1/2032	1,916	1,913	1,923	1.69
Heartland Dental, LLC	(8)	SOFR +	3.50%	7.14%	8/7/2025	8/25/2032	2,247	2,241	2,252	1.98
MED ParentCo, LP	(8)	SOFR +	3.00%	6.64%	12/31/2025	4/15/2031	1,180	1,180	1,182	1.04
Outcomes Group Holdings, Inc.	(8)	SOFR +	3.00%	6.64%	5/6/2024	5/6/2031	2,039	2,039	2,047	1.80
Radiology Partners, Inc.	(8)	SOFR +	4.50%	8.23%	10/10/2025	6/30/2032	463	462	464	0.41
Raven Acquisition Holdings, LLC	(7)(8)	SOFR +	3.00%	6.64%	4/4/2025	11/19/2031	2,311	2,274	2,281	2.00
Southern Veterinary Partners, LLC	(8)	SOFR +	2.50%	6.16%	7/22/2025	12/4/2031	2,186	2,187	2,187	1.92
US Fertility Enterprises, LLC	(7)(8)	SOFR +	3.25%	6.98%	12/30/2025	12/30/2032	336	334	337	0.30
								24,257	24,248	21.30
Health Care Technology
athenahealth Group, Inc.	(9)	SOFR +	3.25%	6.89%	5/27/2026	2/16/2032	2,972	2,924	2,945	2.59
athenahealth Group, Inc.	(9)	SOFR +	2.75%	6.39%	11/16/2022	2/15/2029	3,136	3,051	3,134	2.75
Cotiviti, Inc.	(8)	SOFR +	2.75%	6.37%	5/1/2024	5/1/2031	2,210	2,203	2,027	1.78
Gainwell Acquisition Corp.	(10)	SOFR +	4.00%	7.83%	11/16/2022	10/1/2027	1,943	1,922	1,918	1.68
Waystar Technologies, Inc.	(8)	SOFR +	2.00%	5.64%	8/6/2025	10/22/2029	2,091	2,091	2,088	1.83
								12,191	12,112	10.63
Hotels, Restaurants & Leisure
Alterra Mountain, Co.	(8)	SOFR +	2.50%	6.14%	7/23/2025	8/17/2028	1,821	1,821	1,826	1.60
Banijay Gaming US Holding, LLC	(8)	SOFR +	2.75%	6.48%	5/5/2026	12/10/2031	457	456	459	0.40
Bulldog Purchaser, Inc.	(9)	SOFR +	3.25%	6.91%	2/5/2026	2/4/2033	759	755	761	0.67
Caesars Entertainment, Inc.	(9)	SOFR +	2.25%	5.89%	2/6/2023	2/6/2030	1,318	1,311	1,278	1.12
Caesars Entertainment, Inc.	(9)	SOFR +	2.25%	5.89%	2/6/2024	2/6/2031	2,762	2,757	2,664	2.34
FanDuel Group Financing, LLC	(9)	SOFR +	1.75%	5.48%	11/24/2023	11/30/2030	2,363	2,363	2,346	2.06
Fertitta Entertainment, LLC	(9)	SOFR +	3.25%	6.89%	11/16/2022	1/27/2029	2,709	2,689	2,709	2.38
GVC Finance, LLC	(8)	SOFR +	2.25%	5.98%	5/8/2024	10/31/2029	5,813	5,820	5,813	5.10

BCRED Verdelite JV LP
Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Hotels, Restaurants & Leisure (continued)
Hilton Grand Vacations Borrower, LLC	(8)	SOFR +	2.00%	5.64%	1/17/2024	1/17/2031	$702	$701	$701	0.62%
IRB Holding Corp.	(9)	SOFR +	2.50%	6.14%	11/17/2025	12/16/2030	6,032	6,031	6,040	5.30
LC Ahab US Bidco, LLC	(8)	SOFR +	2.50%	6.14%	5/1/2024	5/1/2031	1,647	1,624	1,649	1.45
Life Time, Inc.	(8)	SOFR +	2.00%	5.61%	8/14/2025	11/5/2031	1,103	1,103	1,105	0.97
Marriott Ownership Resorts, Inc.	(8)	SOFR +	2.25%	5.89%	4/1/2024	4/1/2031	3,080	3,096	3,089	2.71
Mic Glen, LLC	(9)	SOFR +	3.25%	6.89%	7/29/2025	7/21/2028	3,349	3,305	3,359	2.95
Motion Finco, LLC	(8)	SOFR +	3.50%	7.23%	2/5/2024	11/12/2029	2,494	2,487	2,133	1.87
New Red Finance, Inc.	(8)	SOFR +	1.75%	5.39%	6/16/2024	9/20/2030	2,751	2,734	2,750	2.41
Raising Cane's Restaurants, LLC	(8)	SOFR +	2.00%	5.64%	11/3/2025	11/3/2032	416	415	415	0.36
Scientific Games Holdings, LP	(9)	SOFR +	3.00%	6.67%	6/11/2024	4/4/2029	2,933	2,933	2,896	2.54
Tacala Investment Corp.	(10)	SOFR +	3.00%	6.64%	8/6/2025	1/31/2031	1,573	1,573	1,576	1.38
TRQ Sales, LLC	(8)	SOFR +	3.25%	6.98%	12/30/2025	12/30/2032	906	902	890	0.78
Whatabrands, LLC	(9)	SOFR +	2.50%	6.14%	12/11/2024	8/3/2028	6,920	6,919	6,919	6.07
								51,795	51,378	45.08
Household Durables
AI Aqua Merger Sub, Inc.	(9)	SOFR +	2.50%	6.12%	2/4/2026	7/31/2028	2,471	2,462	2,472	2.17
Weber-Stephen Products, LLC	(8)	SOFR +	3.75%	7.44%	9/17/2025	10/1/2032	337	334	334	0.29
								2,796	2,806	2.46
Household Products
Energizer Holdings, Inc.	(8)	SOFR +	2.00%	5.64%	5/29/2024	3/19/2032	391	390	391	0.34
Independent Power and Renewable Electricity Producers
Cogentrix Finance Holdco I, LLC	(8)	SOFR +	2.25%	5.89%	8/7/2025	2/26/2032	2,026	2,030	2,026	1.78
Talen Energy Supply, LLC	(8)	SOFR +	2.00%	5.64%	11/25/2025	11/25/2032	297	296	295	0.26
								2,326	2,321	2.04
Industrial Conglomerates
Engineered Machinery Holdings, Inc.	(8)	SOFR +	3.25%	6.98%	11/26/2025	11/26/2032	226	225	227	0.20

BCRED Verdelite JV LP
Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Insurance
Alliant Holdings Intermediate, LLC	(8)	SOFR +	2.50%	6.14%	7/31/2025	9/19/2031	$988	$970	$976	0.86%
AmWINS Group, Inc.	(10)	SOFR +	2.00%	5.73%	1/14/2026	1/30/2032	2,467	2,462	2,419	2.12
Baldwin Insurance Group Holdings, LLC	(8)	SOFR +	2.50%	6.13%	9/12/2025	5/26/2031	6,253	6,243	6,136	5.39
BroadStreet Partners, Inc.	(8)	SOFR +	2.50%	6.14%	6/14/2024	6/13/2031	6,980	6,971	6,756	5.93
HUB International, Ltd.	(8)	SOFR +	2.25%	5.92%	7/30/2024	6/20/2030	2,397	2,383	2,397	2.10
Hyperion Refinance S.à r.l.	(9)	SOFR +	2.75%	6.39%	11/22/2024	2/15/2031	4,616	4,616	4,346	3.82
Hyperion Refinance S.à r.l.	(9)	SOFR +	2.75%	6.39%	12/11/2025	4/18/2030	2,369	2,369	2,239	1.97
OneDigital Borrower, LLC	(9)	SOFR +	3.00%	6.64%	7/2/2024	7/2/2031	2,219	2,219	2,155	1.89
Ryan Specialty, LLC	(8)	SOFR +	2.00%	5.64%	10/10/2025	9/13/2031	1,985	1,983	1,984	1.74
USI, Inc.	(8)	SOFR +	2.25%	5.98%	12/23/2024	9/29/2030	2,454	2,447	2,448	2.15
USI, Inc.	(8)	SOFR +	2.25%	5.98%	12/23/2024	11/21/2029	1,429	1,425	1,426	1.25
								34,088	33,282	29.22
Interactive Media & Services
Creative Artists Agency, LLC	(8)	SOFR +	2.50%	6.14%	8/11/2025	10/1/2031	2,481	2,485	2,484	2.18
Project Boost Purchaser, LLC	(8)	SOFR +	2.75%	6.48%	7/16/2024	7/16/2031	6,435	6,422	6,278	5.51
TripAdvisor, Inc.	(8)	SOFR +	2.75%	6.39%	7/8/2024	7/8/2031	2,350	2,346	2,253	1.98
WH Borrower, LLC	(9)	SOFR +	4.50%	8.14%	2/12/2026	2/20/2032	253	252	254	0.22
								11,505	11,269	9.89
IT Services
Ahead DB Holdings, LLC	(10)	SOFR +	2.50%	6.23%	8/2/2024	2/1/2031	2,781	2,779	2,741	2.41
Fortress Intermediate 3, Inc.	(8)	SOFR +	3.00%	6.62%	7/2/2025	6/27/2031	2,463	2,463	2,455	2.16
Go Daddy Operating Co, LLC	(8)	SOFR +	1.75%	5.39%	5/31/2024	5/30/2031	735	734	718	0.63
Newfold Digital Holdings Group, Inc.	(10)	SOFR +	3.60%	7.21%	12/8/2025	4/30/2029	2,119	2,046	1,716	1.51
Newfold Digital Holdings Group, Inc.	(10)(17)	SOFR +	3.50%	7.21%	12/8/2025	4/30/2029	436	411	189	0.17
ThoughtWorks, Inc.	(9)	SOFR +	2.75%	6.51%	11/16/2022	3/24/2028	2,207	2,188	1,834	1.61
Virtusa Corp.	(10)	SOFR +	3.25%	6.89%	6/21/2024	2/15/2029	4,919	4,919	4,310	3.78
World Wide Technology Holding Co, LLC	(9)	SOFR +	2.00%	5.64%	7/17/2025	3/1/2030	882	882	880	0.77
								16,422	14,843	13.04
Life Sciences Tools & Services
Parexel International, Inc.	(9)	SOFR +	2.50%	6.14%	12/12/2025	12/12/2031	2,812	2,812	2,816	2.47

BCRED Verdelite JV LP
Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Machinery
Chart Industries, Inc.	(9)	SOFR +	2.50%	6.18%	7/2/2024	3/15/2030	$1,974	$1,974	$1,976	1.73%
CoorsTek, Inc.	(11)	SOFR +	2.50%	6.23%	6/18/2026	10/28/2032	339	337	340	0.30
EMRLD Borrower, LP	(8)	SOFR +	2.25%	5.89%	8/11/2025	8/4/2031	2,475	2,475	2,476	2.17
Hobbs & Associates, LLC	(8)	SOFR +	2.75%	6.39%	10/10/2025	7/23/2031	1,985	1,984	1,985	1.74
Innio North America Holding, Inc.	(8)	SOFR +	2.00%	5.64%	2/5/2026	11/2/2031	663	663	662	0.58
Lsf12 Helix Parent, LLC	(8)	SOFR +	3.50%	7.14%	2/10/2026	2/10/2033	352	350	346	0.30
Merlin Buyer, Inc.	(8)	SOFR +	4.00%	7.73%	4/21/2026	4/15/2033	684	681	687	0.60
Pro Mach Group, Inc.	(8)	SOFR +	2.50%	6.14%	6/3/2026	10/15/2032	800	800	802	0.70
TK Elevator U.S. Newco, Inc.	(9)	SOFR +	2.75%	6.38%	3/14/2024	4/30/2030	4,275	4,275	4,299	3.77
Victory Buyer, LLC	(8)	SOFR +	3.00%	6.66%	2/13/2026	2/13/2033	296	294	297	0.26
								13,833	13,870	12.15
Media
ABG Intermediate Holdings 2, LLC	(8)	SOFR +	2.25%	5.89%	12/13/2024	12/21/2028	384	384	385	0.34
American Greetings Corp.	(8)	SOFR +	5.75%	9.39%	4/30/2024	10/30/2029	1,243	1,228	1,244	1.09
Fleet US Bidco, Inc.	(4)(8)	SOFR +	2.75%	6.39%	8/15/2024	2/21/2031	652	652	654	0.57
								2,264	2,283	2.00
Metals & Mining
Arsenal AIC Parent, LLC	(8)	SOFR +	2.75%	6.39%	8/21/2024	8/18/2030	371	371	373	0.33
Novelis Holdings, Inc.	(8)	SOFR +	1.75%	5.48%	9/11/2025	3/11/2032	900	900	900	0.79
SCIH Salt Holdings, Inc.	(10)	SOFR +	2.75%	6.35%	12/4/2025	1/31/2029	1,979	1,980	1,983	1.74
								3,251	3,256	2.86
Mortgage Real Estate Investment Trusts (REITs)
Starwood Property Mortgage, LLC	(8)	SOFR +	2.00%	5.64%	5/12/2026	9/24/2032	383	381	382	0.34
Oil, Gas & Consumable Fuels
Blackfin Pipeline, LLC	(8)	SOFR +	3.00%	6.69%	9/29/2025	9/29/2032	455	453	457	0.40
Freeport LNG Investments, LLLP	(8)	SOFR +	3.25%	6.93%	1/29/2026	2/11/2033	1,819	1,811	1,825	1.60
VRS Buyer, Inc.	(7)(8)	SOFR +	3.50%	7.23%	10/10/2025	10/12/2032	787	783	781	0.69
								3,047	3,063	2.69
Pharmaceuticals
BioMarin Pharmaceutical, Inc.	(8)	SOFR +	1.75%	5.43%	4/27/2026	4/27/2033	528	526	528	0.46
Opal US, LLC	(8)	SOFR +	2.50%	6.23%	6/9/2026	4/28/2032	189	189	189	0.17
Prestige Brands, Inc.	(7)(8)	SOFR +	2.00%	5.62%	6/18/2026	6/13/2033	810	808	812	0.71
								1,523	1,529	1.34

BCRED Verdelite JV LP
Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Professional Services
AG Group Holdings, Inc.	(9)	SOFR +	4.25%	7.89%	11/16/2022	12/29/2028	$3,499	$3,458	$3,176	2.79%
AlixPartners, LLP	(8)	SOFR +	2.00%	5.64%	7/31/2025	8/12/2032	990	988	985	0.86
Ankura Consulting Group, LLC	(10)	SOFR +	3.50%	7.17%	12/17/2024	12/29/2031	1,125	1,122	1,068	0.94
Ascensus Group Holdings, Inc.	(9)	SOFR +	3.00%	6.64%	12/13/2024	11/25/2032	1,242	1,234	1,215	1.07
Camelot US Acquisition, LLC	(8)	SOFR +	2.75%	6.39%	1/31/2024	1/31/2031	2,700	2,696	2,495	2.19
Cast & Crew Payroll, LLC	(9)(17)	SOFR +	3.75%	7.41%	11/16/2022	12/29/2028	1,875	1,835	736	0.65
CoreLogic, Inc.	(9)	SOFR +	3.50%	7.26%	3/4/2026	6/2/2028	995	970	985	0.86
Eisner Advisory Group, LLC	(9)	SOFR +	4.00%	7.64%	2/28/2024	2/28/2031	1,187	1,179	1,168	1.03
EP Purchaser, LLC	(9)	SOFR +	3.50%	7.28%	11/16/2022	11/6/2028	476	467	310	0.27
Genuine Financial Holdings, LLC	(8)	SOFR +	3.25%	6.89%	6/28/2024	9/27/2030	5,747	5,747	5,580	4.90
Grant Thornton Advisors, LLC	(8)	SOFR +	2.75%	6.39%	5/31/2024	6/2/2031	4,970	4,983	4,741	4.16
Heron Bidco, LLC	(8)	SOFR +	4.00%	7.73%	12/10/2025	12/10/2032	433	427	437	0.38
Mermaid Bidco, Inc.	(8)	SOFR +	3.25%	6.91%	7/1/2024	7/3/2031	2,623	2,621	2,546	2.23
Ryan, LLC	(9)	SOFR +	3.50%	7.14%	11/7/2025	11/5/2032	648	644	644	0.57
Sedgwick Claims Management Services, Inc.	(8)	SOFR +	2.50%	6.14%	2/24/2023	7/31/2031	5,862	5,844	5,798	5.09
Trans Union, LLC	(9)	SOFR +	1.75%	5.39%	1/30/2024	6/24/2031	4,459	4,455	4,454	3.91
TTF Lower Intermediate, LLC	(8)	SOFR +	3.75%	7.38%	7/18/2024	7/18/2031	1,205	1,197	893	0.78
VT Topco, Inc.	(9)	SOFR +	3.00%	6.64%	4/3/2024	8/9/2030	1,011	1,011	993	0.87
								40,878	38,224	33.55
Real Estate Management & Development
Cushman & Wakefield US Borrower, LLC	(9)	SOFR +	2.50%	6.14%	9/26/2025	1/31/2030	1,477	1,479	1,480	1.30
Semiconductors & Semiconductor Equipment
Altar Bidco, Inc.	(9)	SOFR +	3.35%	6.61%	3/24/2025	2/1/2029	1,977	1,971	1,978	1.74
MKS, Inc.	(8)	SOFR +	1.75%	5.36%	2/4/2026	2/4/2033	208	208	209	0.18
								2,179	2,187	1.92

BCRED Verdelite JV LP
Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Software
BEP Intermediate Holdco, LLC	(8)	SOFR +	2.75%	6.39%	7/10/2025	4/25/2031	$731	$731	$730	0.64%
Boxer Parent Company, Inc.	(8)	SOFR +	2.75%	6.42%	7/30/2024	7/30/2031	6,187	6,177	5,593	4.91
Capstone Borrower, Inc.	(8)	SOFR +	2.75%	6.48%	8/11/2025	6/17/2030	2,475	2,478	2,380	2.09
Cloud Software Group, Inc.	(8)	SOFR +	3.25%	6.98%	8/7/2025	3/21/2031	2,391	2,389	2,104	1.85
Cloud Software Group, Inc.	(8)	SOFR +	3.25%	6.98%	8/7/2025	8/13/2032	693	693	602	0.53
Cloudera, Inc.	(9)	SOFR +	3.75%	7.49%	11/16/2022	10/8/2028	3,478	3,425	2,715	2.38
Conga Corp.	(10)	SOFR +	3.50%	7.16%	8/8/2024	5/8/2028	3,474	3,474	2,965	2.60
Cornerstone OnDemand, Inc.	(9)	SOFR +	3.75%	7.51%	11/16/2022	10/16/2028	2,117	2,033	1,358	1.19
Dayforce Bidco, LLC	(8)	SOFR +	3.00%	6.66%	2/5/2026	2/4/2033	1,793	1,788	1,640	1.44
Delta Topco, Inc.	(8)	SOFR +	2.75%	6.40%	5/1/2024	11/30/2029	6,866	6,859	6,513	5.72
ECI Macola Max Holding, LLC	(10)	SOFR +	2.75%	6.48%	7/10/2025	5/9/2030	4,390	4,390	4,185	3.67
Ellucian Holdings, Inc.	(9)	SOFR +	2.50%	6.14%	2/29/2024	10/8/2029	2,626	2,626	2,540	2.23
Finastra USA, Inc.	(8)	SOFR +	4.00%	7.75%	7/31/2025	9/15/2032	1,368	1,356	1,265	1.11
Flash Charm, Inc.	(10)	SOFR +	3.50%	7.16%	6/11/2024	3/2/2028	3,798	3,793	2,965	2.60
Gen Digital, Inc.	(9)	SOFR +	1.75%	5.39%	6/5/2024	9/12/2029	5,724	5,724	5,664	4.97
McAfee Corp.	(9)	SOFR +	3.00%	6.64%	5/31/2024	3/1/2029	3,484	3,484	3,106	2.73
Mitnick Purchaser, Inc.	(9)(17)(18)	SOFR +	4.75%	8.51%	11/16/2022	5/2/2029	3,318	3,197	1,203	1.06
Planview Parent, Inc.	(8)	SOFR +	3.50%	7.23%	12/17/2024	12/17/2027	1,877	1,877	1,623	1.43
Project Alpha Intermediate Holding, Inc.	(9)	SOFR +	3.25%	6.98%	5/14/2024	10/26/2030	1,816	1,816	1,327	1.16
Proofpoint, Inc.	(9)	SOFR +	3.00%	6.73%	12/8/2025	8/31/2028	2,932	2,932	2,837	2.49
Quartz Acquireco, LLC	(8)	SOFR +	2.25%	5.98%	6/3/2024	6/28/2030	620	620	520	0.46
RealPage, Inc.	(9)	SOFR +	3.00%	6.99%	11/16/2022	4/24/2028	2,697	2,663	2,528	2.22
Rocket Software, Inc.	(9)	SOFR +	3.75%	7.39%	10/5/2023	11/28/2028	3,614	3,595	3,442	3.02
Skopima Consilio Parent, LLC	(9)	SOFR +	3.75%	7.39%	12/18/2024	5/12/2028	1,545	1,545	1,281	1.12
Sophos Holdings, LLC	(8)	SOFR +	3.50%	7.26%	11/16/2022	3/5/2027	3,462	3,455	3,238	2.84
SS&C Technologies, Inc.	(8)	SOFR +	2.00%	5.64%	10/9/2025	5/9/2031	196	196	196	0.17
Trio Bidco, LLC	(7)(8)	SOFR +	4.00%	7.73%	10/31/2025	10/29/2032	666	660	655	0.57
Tuple US Bidco, LLC	(4)(8)	SOFR +	3.75%	7.38%	1/28/2026	1/28/2033	295	294	283	0.25
Vision Solutions, Inc.	(10)	SOFR +	4.00%	7.93%	11/16/2022	4/24/2028	3,576	3,480	2,747	2.41
XPLOR T1, LLC	(4)(8)	SOFR +	3.25%	6.91%	12/1/2025	12/1/2032	981	976	902	0.79
Zodiac Purchaser, LLC	(4)(8)	SOFR +	3.50%	7.14%	2/14/2025	2/14/2032	993	989	913	0.80
								79,715	70,020	61.45

BCRED Verdelite JV LP
Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Specialty Retail
Apro, LLC	(8)	SOFR +	3.75%	7.37%	7/9/2024	7/9/2031	$3,882	$3,874	$3,893	3.42%
CWGS Group, LLC	(10)	SOFR +	2.50%	6.26%	11/16/2022	6/3/2028	2,386	2,353	2,279	2.00
EG America, LLC	(8)	SOFR +	3.25%	6.92%	2/10/2026	2/10/2031	735	732	738	0.65
Great Outdoors Group, LLC	(10)	SOFR +	3.25%	6.89%	1/23/2025	1/23/2032	985	986	989	0.87
HomeServe USA Holding Corp.	(8)	SOFR +	2.00%	5.64%	5/29/2024	10/21/2030	811	811	809	0.71
Mavis Tire Express Services Topco, Corp.	(10)	SOFR +	3.00%	6.67%	7/18/2024	5/4/2028	5,480	5,483	5,478	4.81
OPENLANE, Inc.	(4)(8)	SOFR +	2.50%	6.15%	10/8/2025	10/8/2032	156	155	156	0.14
								14,394	14,342	12.60
Trading Companies & Distributors
American Builders & Contractors Supply Co, Inc.	(8)	SOFR +	1.75%	5.39%	1/31/2024	1/31/2031	669	669	671	0.59
Avolon TLB Borrower 1 US, LLC	(9)	SOFR +	1.75%	5.39%	6/22/2023	6/24/2030	2,696	2,682	2,700	2.37
BCPE Empire Holdings, Inc.	(9)	SOFR +	3.50%	7.14%	3/12/2026	12/29/2032	928	915	918	0.81
Core & Main, LP	(8)	SOFR +	2.00%	5.66%	2/9/2024	2/9/2031	1,061	1,061	1,064	0.93
Icebox Holdco III, Inc.	(9)	SOFR +	3.25%	6.98%	11/16/2022	12/22/2031	4,254	4,175	4,275	3.75
Johnstone Supply, LLC	(8)	SOFR +	2.25%	5.87%	2/5/2026	6/9/2031	1,275	1,275	1,276	1.12
White Cap Buyer, LLC	(8)	SOFR +	3.25%	6.89%	6/13/2024	10/19/2029	4,347	4,339	4,346	3.82
Windsor Holdings III, LLC	(8)	SOFR +	2.75%	6.39%	9/20/2024	8/1/2030	3,783	3,773	3,787	3.33
								18,889	19,037	16.72
Transportation Infrastructure
Apple Bidco, LLC	(8)	SOFR +	2.50%	6.14%	11/16/2022	9/23/2031	3,422	3,412	3,430	3.01
Signature Aviation US Holdings, Inc.	(9)	SOFR +	2.50%	6.14%	8/11/2025	7/1/2031	2,481	2,483	2,490	2.19
								5,895	5,920	5.20
Total First Lien Debt								595,044	573,212	503.20
Total Investment Portfolio								595,044	573,212	503.20
Cash and Cash Equivalents
Fidelity Investments Money Market Treasury Portfolio - Class I				3.55%				2,592	2,592	2.28
Other Cash and Cash Equivalents								62,387	62,387	54.77
Total Cash and Cash Equivalents								64,979	64,979	57.05
Total Portfolio Investments, Cash and Cash Equivalents								$660,023	$638,191	560.25%
(1)Unless otherwise indicated, all debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. As of June 30, 2026, the Company had investments denominated in Canadian Dollars (CAD), Euros (EUR), British Pounds (GBP), Swiss Francs (CHF), Danish Krone (DKK), Swedish Krona (SEK), Norwegian Krone (NOK), New Zealand Dollars (NZD), and Australian Dollars (AUD). All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. The total par amount (in thousands) is presented for debt investments, while the number of shares or units (in whole amounts) owned is presented for equity investments. Each of the Company’s investments is pledged as collateral, under one or more of its credit facilities unless otherwise indicated.

BCRED Verdelite JV LP
Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either Canadian Overnight Repo Rate Average (“CORRA” or “CA”), Sterling Overnight Interbank Average Rate (“SONIA” or “S”), Euro Interbank Offer Rate (“Euribor” or “E”), Secured Overnight Financing Rate (“SOFR”), Stockholm Interbank Offered Rate (“STIBOR” or “ST”), Copenhagen Interbank Offered Rate (“CIBOR” or “CI”), Norwegian Interbank Offered Rate (“NIBOR” or “N”), Swiss Average Rate Overnight (“SARON” or “SA”), New Zealand Bank Bill Reference Rate (“BKBM” or “B”), Australian Bank Bill Swap Bid Rate (“BBSY” or “BB”) or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of June 30, 2026. Variable rate loans typically include an interest reference rate floor feature.
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

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Azuria Water Solutions, Inc.	Delayed Draw Term Loan	4/23/2028	$131	$—
Chicago US Midco III, LP	Delayed Draw Term Loan	10/30/2027	76	—
Pinnacle Buyer, LLC	Delayed Draw Term Loan	4/1/2027	85	—
Prestige Brands, Inc.	Delayed Draw Term Loan	6/13/2033	74	—
Pye-Barker Fire & Safety, LLC	Delayed Draw Term Loan	12/31/2027	124	—
Raven Acquisition Holdings, LLC	Delayed Draw Term Loan	11/19/2026	167	(2)
Sanders Industries Holdings, Inc.	Delayed Draw Term Loan	2/26/2027	139	—
Trio Bidco, LLC	Delayed Draw Term Loan	10/31/2027	70	(1)
US Fertility Enterprises, LLC	Delayed Draw Term Loan	12/30/2027	17	—
VRS Buyer, Inc.	Delayed Draw Term Loan	10/10/2027	57	—
Total Unfunded Commitments			$940	$(3)
(8)There are no interest rate floors on these investments.
(9)The interest rate floor on these investments as of June 30, 2026 was 0.50%.
(10)The interest rate floor on these investments as of June 30, 2026 was 0.75%.
(11)The interest rate floor on these investments as of June 30, 2026 was 1.00%.
(12)The interest rate floor on these investments as of June 30, 2026 was 1.25%.
(13)The interest rate floor on these investments as of June 30, 2026 was 1.50%.
(14)The interest rate floor on these investments as of June 30, 2026 was 2.00%.
(15)For unsettled positions the interest rate does not include the base rate.
(16)Reserved.
(17)Loan was on non-accrual status as of June 30, 2026.
(18)These loans are “last-out” portions of loans. The “last-out” portion of the Company's loan investment generally earns a higher interest rate than the “first-out” portion, and in exchange the “first-out” portion would generally receive priority with respect to payment principal, interest and any other amounts due thereunder over the “last-out” portion.
(19)All securities are exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities.” As of June 30, 2026, the aggregate fair value of these securities is $573.2 million or 503.20% of the Company’s net assets. The initial acquisition dates have been included for such securities.

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

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

The following table presents the selected consolidated statements of assets and liabilities information of the Verdelite JV as of June 30, 2026 and December 31, 2025 (Unaudited):

	June 30, 2026	December 31, 2025
ASSETS
Investments at fair value (cost of $595,044 and $720,787, respectively)	$573,212	$714,200
Cash and cash equivalents	64,979	59,435
Interest receivable	2,991	2,852
Receivable for investments sold	4,862	2,584
Deferred financing costs	128	145
Total assets	$646,172	$779,216
LIABILITIES
Debt (net of unamortized debt issuance costs of $803 and $1,105, respectively)	$524,253	$626,812
Distribution payable	2,018	2,753
Payable for investments purchased and other liabilities	5,994	20,431
Total liabilities	532,265	649,996
PARTNERS’ CAPITAL
Partners’ capital	113,907	129,220
Total partners’ capital	113,907	129,220
Total liabilities and partners’ capital	$646,172	$779,216
The following table presents the selected consolidated statements of operations information of the Verdelite JV for the three and six months ended June 30, 2026 and June 30, 2025 (Unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Investment income:
Interest income	$10,817	$13,793	$22,682	$27,713
Other income	1	—	6	2
Total investment income	10,818	13,793	22,688	27,715
Expenses:
Interest expense	7,353	8,631	15,345	17,755
Other expenses	169	79	349	197
Total expenses	7,522	8,710	15,694	17,952
Net investment income before tax expense	3,296	5,083	6,994	9,763
Tax expense	—	—	—	—
Net investment income after tax expense	3,296	5,083	6,994	9,763
Net realized and change in unrealized gain (loss):
Net change in unrealized gain (loss) on investments	2,217	3,696	(15,244)	(6,727)
Net realized gain (loss) on investments and extinguishment of debt	(615)	(474)	(3,587)	24
Total net realized and change in unrealized gain (loss)	1,602	3,222	(18,831)	(6,703)
Net increase (decrease) in partners’ capital resulting from operations	$4,898	$8,305	$(11,837)	$3,060

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
The chief operating decision maker (“CODM”) consists of the Company’s chief executive officer and chief financial officer. The primary performance metric provided to the CODM to assess performance and make operating decisions is Net increase (decrease) in net assets resulting from operations which is reported on the Condensed Consolidated Statements of Operations.
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
Note 13. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of the condensed consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in the condensed consolidated financial statements as of June 30, 2026, except as discussed below.
July Subscriptions and Distribution Declaration
The Company received approximately $280.4 million of net proceeds, inclusive of distributions reinvested through the DRIP, relating to the issuance of Class I shares, Class S shares, and Class D shares for subscriptions effective July 1, 2026.
On June 22, 2026, the Board declared net distributions of $0.1800 per Class I share, $0.1632 per Class S share, and $0.1751 per Class D share, which is payable on or about August 27, 2026 to shareholders of record as of July 31, 2026.
August Subscriptions
Through the date of issuance of the condensed consolidated financial statements, the Company received approximately $227.1 million of subscriptions, inclusive of distributions reinvested through the DRIP, relating to the issuance of Class I, Class S and Class D shares effective August 1, 2026.

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

2026-1 Lender Finance Facility
On July 23, 2026, the Company funded a $730.0 million secured term loan credit facility (the “2026-1 Lender Finance Facility”). 2026-1 Lender Finance is the borrower under the 2026-1 Lender Finance Facility and is consolidated by the Company for financial reporting purposes and subject to its overall asset coverage requirement. The loans incurred under the 2026-1 Lender Finance Facility (collectively, the “2026-1 Loans”) are primarily secured by a diversified portfolio of private credit loans and participation interests therein.
The following table presents information on the loans incurred in the 2026-1 Lender Finance Facility:

		June 30, 2026
Description	Type	Principal Outstanding	Interest Rate	Credit Rating
Class A Term Loans	Senior Secured Floating Rate	$535,000	SOFR + 1.56%	AAA
Class B Term Loans	Senior Secured Floating Rate	53,300	SOFR + 1.86%	AA
Class C Term Loans (1)	Senior Deferrable Floating Rate	141,700	SOFR + 2.10%	A
Total Term Loans		$730,000
(1)The Company (through its wholly-owned and consolidated subsidiary, 2026-1 Lender Finance Depositor) retained all of the Class C Term Loans incurred in the 2026-1 Lender Finance Facility which are eliminated in consolidation.
The Company (through its wholly-owned and consolidated subsidiary, 2026-1 Lender Finance Depositor) retained all of the Class C Term Loans incurred in the 2026-1 Lender Finance Facility in part in exchange for the Company’s sale and contribution to 2026-1 Lender Finance of the initial closing date portfolio. The 2026-1 Loans are scheduled to mature on July 20, 2038; however, the 2026-1 Loans may be prepaid by 2026-1 Lender Finance, at the direction of the Company, on any business day after July 8, 2028. In connection with the sale and contribution, the Company has made customary representations, warranties and covenants to 2026-1 Lender Finance. The Class A Term Loans, Class B Term Loans and Class C Term Loans are secured obligations of 2026-1 Lender Finance, and the loan and security governing the 2026-1 Loans includes customary covenants and events of default.
The Company serves as collateral manager to 2026-1 Lender Finance under a collateral management agreement and has agreed to irrevocably waive all collateral management fees payable pursuant to the collateral management agreement.
Windom Peak Funding Facility Amendment
On July 31, 2026, the Windom Peak Funding Facility was amended pursuant to the Seventh Amendment to the Loan and Security Agreement (the “Windom Peak Seventh Amendment”). The Windom Peak Seventh Amendment provides for, among other things, (i) an increase in the commitments of the facility by $150.0 million and (ii) the payment of certain fees as agreed between Windom Peak Funding, Wells Fargo and the lenders party thereto.

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Revolving Credit Facility Amendment
On August 10, 2026, the Revolving Credit Facility was amended pursuant to Amendment No. 5 (the “Revolver Fifth Amendment”), among the Company, as borrower, each of the lenders from time to time party thereto and Citibank, N.A., as administrative agent. The Revolver Fifth Amendment provides for, among other things, (a) an extension of the period during which the Company may make borrowings on the Revolving Credit Facility of certain revolving commitments from August 8, 2029 to August 10, 2030 (other than with respect to (i) the revolving commitments of certain lenders in the aggregate amount of $90.0 million, which expire on June 9, 2027 and (ii) the revolving commitments of certain lenders in the aggregate amount of $90.0 million, which expire on August 12, 2028), (b) an extension of the maturity date with respect to certain revolving commitments from August 8, 2030 to August 10, 2031 (other than with respect to (i) the revolving commitments and term loans of certain lenders in the aggregate amount of $100.0 million, which mature on June 9, 2028 and (ii) the revolving commitments and term loans of certain lenders in the aggregate amount of $100.0 million, which mature on August 12, 2029), (c) an increase in the aggregate committed principal from $6.0 billion to $6.3 billion, which is comprised of (i) revolving commitments in an aggregate amount of $5.8 billion and (ii) funded term loans in an aggregate principal amount of $455.0 million, (d) a resetting of the minimum shareholders’ equity, and (e) the payment of certain fees as agreed between the Company, Citi and the lenders party thereto.
MML 2022-2 Debt Securitization
On July 22, 2026, the Company, as the sole holder of the Subordinated Notes, directed the redemption of all of the secured debt issued or incurred, in whole, pursuant to the terms of the indenture governing the MML 2022-2 Debt Securitization, on or about August 13, 2026.

2023-1 Debt Securitization
On July 22, 2026, the Company, as the sole holder of the Subordinated Notes, directed the redemption of all of the secured debt issued or incurred, in whole, pursuant to the terms of the indenture governing the 2023-1 Debt Securitization, on or about August 13, 2026.

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

Revenues
We generate revenues in the form of interest income on debt investments, capital gains, and dividend income from our equity investments in our portfolio companies. Our senior and subordinated debt investments are expected to bear interest at a fixed or floating rate. Interest on debt securities is generally payable quarterly or semiannually. In some cases, some of our investments may provide for deferred interest payments or payment-in-kind (“PIK”) interest. The principal amount of the debt securities and any accrued but unpaid PIK interest generally will become due at the maturity date. In addition, we may generate revenue in the form of commitment and other fees in connection with transactions. Original issue discounts and market discounts or premiums will be capitalized, and we will accrete or amortize such amounts as interest income. We will record prepayment premiums on loans and debt securities as interest income. Dividend income on preferred equity securities is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities and on our equity interests in joint ventures is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies.
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

Portfolio and Investment Activity
For the three months ended June 30, 2026, we made $877.9 million aggregate principal amount of new investment commitments (including $118.8 million of which remained unfunded as of June 30, 2026), $833.6 million of which was first lien debt, $14.1 million of which was structured finance equity obligations and $30.2 million of which was equity and other.
Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated) (dollar amounts in thousands):

	As of and for the three months ended June 30,
	2026	2025
Investments:
Total investments, beginning of period	$82,353,253	$69,784,151
New investments purchased	1,787,674	4,737,567
Payment-in-kind interest capitalized	99,791	98,335
Net accretion of discount on investments	66,782	56,967
Net realized security and foreign currency gain (loss) on investments	(111,942)	22,689
Investments sold or repaid	(3,847,707)	(1,292,333)
Total investments, end of period	$80,347,851	$73,407,376
Amount of investments funded at principal:
First lien debt	$1,760,820	$4,343,019
Second lien debt	—	200,637
Structured finance obligations - debt instruments	—	21,401
Structured finance obligations - equity instruments	4,491	89,122
Equity and other	30,227	172,793
Total	$1,795,538	$4,826,972
Proceeds from investments sold or repaid:
First lien debt	$(3,286,250)	$(1,230,448)
Second lien debt	(157,640)	(5,690)
Unsecured debt	(1,157)	—
Structured finance obligations - debt instruments	(210,582)	(10,043)
Structured finance obligations - equity instruments	(8,825)	(5,504)
Equity and other	(183,253)	(40,648)
Total	$(3,847,707)	$(1,292,333)

	June 30, 2026	December 31, 2025
Number of portfolio companies	653	700
Weighted average yield on performing debt and income producing investments, at amortized cost (1)(2)	9.0%	9.2%
Weighted average yield on performing debt and income producing investments, at fair value (1)(2)	9.2%	9.3%
Average loan-to-value (LTV) (3)	47.1%	45.9%
Percentage of performing debt investments bearing a floating rate (4)	99.8%	99.7%
Percentage of performing debt investments bearing a fixed rate (4)	0.2%	0.3%
Percentage of assets on non-accrual, at amortized cost (5)	2.2%	0.6%
Percentage of assets on non-accrual, at fair value (5)	1.1%	0.4%
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
(2)As of June 30, 2026 and December 31, 2025, the weighted average total portfolio yield at amortized cost was 8.4% and 9.1%, respectively. As of June 30, 2026 and December 31, 2025, the weighted average total portfolio yield at fair value was 8.7% and 9.2%, respectively.

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
(4)As a percentage of total fair value of performing debt investments. As of June 30, 2026 and December 31, 2025, performing debt investments bearing a floating rate represented 95.9% and 95.3%, respectively, of total investments at fair value (excluding investments in joint ventures).
(5)As a percentage of total amortized cost or fair value of investments (excluding investments in joint ventures).
As of June 30, 2026 and June 30, 2025, our portfolio companies had a weighted average annual EBITDA of $278 million and $251 million, respectively. These calculations include all private debt investments for which fair value is determined by the Board in conjunction with a third-party valuation firm and excludes quoted investments and asset-based investments. Amounts are weighted based on the fair market value of each respective investment. Amounts were derived from the most recently available portfolio company financial statements, have not been independently verified by us, and may reflect a normalized or adjusted amount. Accordingly, we make no representation or warranty in respect of this information.
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
As of June 30, 2026, the Company and entities affiliated with, and controlled by, a North American pension fund (collectively, the “Emerald JV Partner”) committed to contribute up to $2,250.0 million and $750.0 million, of capital, respectively, to the Emerald JV.
As of June 30, 2026, the Company and the Emerald JV Partner had contributed (net of returns of capital), $1,836.0 million and $612.0 million, respectively. As of June 30, 2026, the Company and the Emerald JV Partner had $414.0 million and $138.0 million, respectively, of capital remained uncalled.

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
The following table is a summary of Emerald JV’s portfolio as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Total investments, at fair value	$6,431,976	$6,496,980
Total senior secured debt investments, at fair value	$5,259,582	$6,471,011
Number of portfolio companies	308	361
Weighted average yield on performing debt and income producing investments, at amortized cost (1)(2)	8.0%	8.2%
Weighted average yield on performing debt and income producing investments, at fair value (1)(2)	8.4%	8.4%
Percentage of performing debt investments bearing a floating rate (3)	99.8%	99.9%
Percentage of assets on non-accrual, at amortized cost (4)	3.5%	0.7%
Percentage of assets on non-accrual, at fair value (4)	1.6%	0.6%
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
(2)As of June 30, 2026 and December 31, 2025, the weighted average total portfolio yield at amortized cost was 6.3% and 8.0%, respectively. As of June 30, 2026 and December 31, 2025, the weighted average total portfolio yield at fair value was 6.7% and 8.3%, respectively.

(3)As a percentage of total fair value of performing debt investments. As of June 30, 2026 and December 31, 2025, performing debt investments bearing a floating rate represented 80.1% and 98.9%, respectively, of total investment at fair value.
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
As of June 30, 2026, the Company and the Verdelite JV Partner committed to contribute up to $147.0 million and $21.0 million of capital, respectively, to the Verdelite JV. As of June 30, 2026, the Company had contributed (net of returns of capital) $117.7 million and the Verdelite JV Partner had contributed (net of returns of capital) $16.8 million and $29.3 million of capital remained uncalled from the Company and $4.2 million of capital remained uncalled from the Verdelite JV Partner.
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
The following table is a summary of Verdelite JV’s portfolio as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Total investments, at fair value	$573,212	$714,200
Total senior secured debt investments, at fair value	$573,212	$714,200
Number of portfolio companies	278	281
Weighted average yield on performing debt and income producing investments, at amortized cost (1)(2)	6.7%	6.8%
Weighted average yield on performing debt and income producing investments, at fair value (1)(2)	6.9%	6.9%
Percentage of performing debt investments bearing a floating rate (3)	100.0%	100.0%
Percentage of assets on non-accrual, at amortized cost (4)	1.6%	—%
Percentage of assets on non-accrual, at fair value (4)	0.8%	—%
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
(2)As of June 30, 2026 and December 31, 2025, the weighted average total portfolio yield at amortized cost was 6.6% and 6.8%, respectively. As of June 30, 2026 and December 31, 2025, the weighted average total portfolio yield at fair value was 6.8% and 6.9%, respectively.
(3)As a percentage of total fair value of performing debt investments. As of June 30, 2026 and December 31, 2025, performing debt investments bearing a floating rate represented 99.2% and 100.0%, respectively, of total investment at fair value.
(4)As a percentage of total amortized cost or fair value of investments of Verdelite JV.
For additional information on the Emerald JV and Verdelite JV, including a listing of portfolio investments for each, see “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 11. Joint Ventures.”

Results of Operations
The following table represents the operating results (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total investment income	$1,830,865	$1,843,807	$3,722,967	$3,685,242
Total expenses before tax expense	849,107	809,529	1,714,408	1,609,219
Net investment income before tax expense	981,758	1,034,278	2,008,559	2,076,023
Excise and other tax expense	9,691	1,765	9,703	9,548
Net investment income after tax expense	972,067	1,032,513	1,998,856	2,066,475
Net change in unrealized appreciation (depreciation), net of income tax (provision) benefit	(811,652)	78,938	(1,849,955)	(128,496)
Net realized gain (loss), net of tax expense	(65,699)	(113,736)	(104,086)	(180,955)
Net increase (decrease) in net assets resulting from operations	$94,716	$997,715	$44,815	$1,757,024
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.
Investment Income
Investment income was as follows (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest income	$1,669,386	$1,650,046	$3,348,050	$3,304,080
Payment-in-kind interest income	102,974	105,169	216,234	203,071
Dividend income	56,908	79,205	130,732	161,215
Non-cash dividend income	36	—	18,556	—
Other income	1,561	9,387	9,395	16,876
Total investment income	$1,830,865	$1,843,807	$3,722,967	$3,685,242
Total investment income decreased to $1.8 billion for the three months ended June 30, 2026, a decrease of $12.9 million or 1% compared to the same period in the prior year. The decrease was primarily attributable to a lower weighted average yield on the portfolio, partially offset by an increase in average investments. Average investments at fair value increased by 11% to $78,957.6 million for the three months ended June 30, 2026, compared to $71,286.0 million for the three months ended June 30, 2025.
Total investment income increased to $3.7 billion for the six months ended June 30, 2026, an increase of $37.7 million or 1% compared to the same period in the prior year. This increase was primarily attributable to an increase in the average investments, partially offset by a lower weighted average yield on the portfolio. Average investments at fair value increased by 14% to $80,455.5 million for the six months ended June 30, 2026, compared to $70,541.6 million for the six months ended June 30, 2025.
Additionally, for the three months ended June 30, 2026, we recorded $19.2 million of non-recurring interest income (e.g., prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts, etc.) compared to $6.1 million for the same period in the prior year, primarily due to increased prepayments. For the six months ended June 30, 2026, we recorded $37.0 million of non-recurring interest income (e.g., prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts, etc.), compared to $51.9 million for the same period in the prior year, primarily due to increased prepayments.

For the three months ended June 30, 2026 and 2025, PIK interest and non-cash dividend income represented 5.6% and 5.7% of total investment income, respectively, and 10.6% and 10.2% of net investment income, respectively. For the six months ended June 30, 2026 and 2025, PIK interest and non-cash dividend income represented 6.3% and 5.5% of total investment income, respectively, and 11.7% and 9.8% of net investment income, respectively. We expect that PIK interest and non-cash dividend income will vary based on the elections of certain borrowers.
We expect that investment income will vary based on a variety of factors including the pace of our originations, repayments and changes in interest rates.
Elevated interest rates continued to favorably impact our investment income for the three and six months ended June 30, 2026. Despite gradual decreases in interest rates during 2025, inflation has remained above the U.S. Federal Reserve’s target level, and interest rates remain elevated. Following three consecutive rate cuts in 2025, the U.S. Federal Reserve held interest rates steady since December 2025 and for the first half of 2026 and noted, among other matters, that it would continue to assess and monitor incoming information in considering additional adjustments. Future decreases in benchmark interest rates may adversely impact our investment income. Conversely, future increases in benchmark interest rates and the resulting impacts to cost of capital have the potential to negatively impact the free cash flow and credit quality of certain borrowers which could impact their ability to make principal and interest payments. If such interest rate fluctuations occur concurrently with a period of economic weakness or a slowdown in growth, our borrowers’ and our portfolio performance may be negatively impacted. Further, significant market dislocation as a result of changing economic conditions could limit the liquidity of certain assets traded in the credit markets, and this could impact our ability to sell such assets at attractive prices or in a timely manner.
Expenses
Expenses were as follows (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest expense	$513,276	$478,009	$1,025,044	$957,644
Management fees	142,134	138,774	294,147	267,881
Income based incentive fees	143,051	151,790	294,230	303,567
Capital gains based incentive fees	—	—	—	—
Distribution and shareholder servicing fees
Class S	28,979	29,611	60,072	57,699
Class D	308	410	678	796
Professional fees	3,866	1,454	7,572	2,725
Board of Trustees’ fees	267	236	506	478
Administrative service expenses	4,047	2,028	8,192	4,268
Other general and administrative expenses	12,215	6,162	22,003	11,983
Amortization of continuous offering costs	964	1,055	1,964	2,178
Total expenses before tax expense	849,107	809,529	1,714,408	1,609,219
Net investment income before tax expense	981,758	1,034,278	2,008,559	2,076,023
Excise and other tax expense	9,691	1,765	9,703	9,548
Net investment income after tax expense	$972,067	$1,032,513	$1,998,856	$2,066,475

Interest Expense
Total interest expense increased to $513.3 million for the three months ended June 30, 2026, an increase of $35.3 million or 7% compared to the same period in the prior year. The increase was primarily driven by a higher average principal amount of debt outstanding, partially offset by a lower weighted average interest rate on our borrowings relative to the same period in the prior year.
The average principal amount of debt outstanding increased to $35,890.4 million for the three months ended June 30, 2026 from $29,973.3 million for the same period in the prior year. Our weighted average interest rate (including unused fees, amortization of debt issuance costs (including premiums and discounts), and the impact of the application of hedge accounting and excluding amortization of deferred financing costs) decreased to 5.54% for the three months ended June 30, 2026, from 6.20% for the same period in the prior year. Our weighted average all-in cost of debt (including unused fees, amortization of debt issuance costs (including premiums and discounts), amortization of deferred financing costs, and the impact of the application of hedge accounting) decreased to 5.66% for the three months ended June 30, 2026, from 6.31% for the same period in the prior year.
Total interest expense increased to $1.0 billion for the six months ended June 30, 2026, an increase of $67.4 million or 7% compared to the same period in the prior year. The increase was primarily driven by a higher average principal amount of debt outstanding, partially offset by a lower weighted average interest rate on our borrowings relative to the same period in the prior year.
The average principal amount of debt outstanding increased to $35,988.8 million for the six months ended June 30, 2026, from $30,444.0 million for the same period in the prior year. Our weighted average interest rate (including unused fees, amortization of debt issuance costs (including premiums and discounts), and the impact of the application of hedge accounting and excluding amortization of deferred financing costs) decreased to 5.53% for the six months ended June 30, 2026, from 6.15% for the same period in the prior year. Our weighted average all-in cost of debt (including unused fees, amortization of debt issuance costs (including premiums and discounts), amortization of deferred financing costs, and the impact of the application of hedge accounting) decreased to 5.66% for the six months ended June 30, 2026, from 6.26% for the same period in the prior year.
Management Fees
Management fees increased to $142.1 million for the three months ended June 30, 2026, an increase of $3.4 million or 2% compared to the same period in the prior year, primarily due to an increase in weighted average net assets to $45,464.8 million for the three months ended June 30, 2026, compared to $50,167.3 million for the same period in the prior year.
Management fees increased to $294.1 million for the six months ended June 30, 2026, an increase of $26.3 million or 10% compared to the same period in the prior year, primarily due to an increase in weighted average net assets to $47,017.0 million for the six months ended June 30, 2026, compared to $43,003.8 million for the same period in the prior year.
Income Based Incentive Fees
Income based incentive fees decreased to $143.1 million for the three months ended June 30, 2026, a decrease of $8.7 million or 5.8% compared to the same period in the prior year, primarily due to a decrease in pre-incentive fee net investment income. Pre-incentive fee net investment income decreased to $1,144.4 million for the three months ended June 30, 2026 from $1,214.3 million for the same period in the prior year.
Income based incentive fees decreased to $294.2 million for the six months ended June 30, 2026, a decrease of $9.3 million or 3.1% compared to the same period in the prior year, primarily due to a decrease in pre-incentive fee net investment income. Pre-incentive fee net investment income decreased to $2,353.8 million for the six months ended June 30, 2026, from $2,428.5 million for the same period in the prior year.
Capital Gains Based Incentive Fees
We accrued no capital gains-based incentive fees for the three and six months ended June 30, 2026 and 2025.

The accrual for any capital gains-based incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less in the prior period. If such cumulative amount is negative, then there is no accrual.
Other Expenses
Total other expenses increased to $50.6 million for the three months ended June 30, 2026, an increase of $9.7 million or 24% compared to the same period in the prior year. Total other expenses for the three months ended June 30, 2026 primarily consist of $29.3 million of shareholder servicing and/or distribution fees paid with respect to Class S and Class D investors, $12.2 million of general and administrative expenses (including insurance, filing, research, fees paid to the State Street Sub-Administrator and transfer agent, and other expenses), $4.0 million of administrative service expenses, and $3.9 million of professional fees (including legal, rating agencies, audit, tax, valuation, technology and other professional fees related to management of the Company). The increase compared to the prior year was primarily driven by an increase in other general and administrative expense and costs attributable to professional fees.
Total other expenses increased to $101.0 million for the six months ended June 30, 2026, an increase of $20.9 million or 26% compared to the same period in the prior year. Total other expenses for the six months ended June 30, 2026 primarily consist of $60.8 million of shareholder servicing and/or distribution fees paid with respect to Class S and Class D investors, $22.0 million of general and administrative expenses (including insurance, filing, research, fees paid to the State Street Sub-Administrator and transfer agent, and other expenses), $8.2 million of administrative service expenses, and $7.6 million of professional fees (including legal, rating agencies, audit, tax, valuation, technology and other professional fees related to management of the Company). The increase compared to the prior year was primarily driven by an increase in other general and administrative expense and costs attributable to professional fees.
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
For the three months ended June 30, 2026 and 2025, we accrued $1.3 million and $1.8 million, respectively, of U.S. federal excise tax.
For the six months ended June 30, 2026 and 2025, we accrued $1.3 million and $9.5 million, respectively, of U.S. federal excise tax.
BCRED Investments LLC (“BCRED Investments”), a wholly-owned and consolidated subsidiary that was formed in 2021, is a Delaware limited liability company which has elected to be treated as a corporation for U.S. tax purposes. As such, BCRED Investments is subject to certain U.S. federal, state and local taxes. For the three months ended June 30, 2026, and 2025, BCRED Investments recorded an income tax provision of $8.6 million and $3.7 million, respectively. For the six months ended June 30, 2026, and 2025, BCRED Investments recorded an income tax provision of $7.7 million and $5.0 million, respectively.
As of June 30, 2026 and 2025, BCRED Investments recorded a deferred tax liability of $4.8 million, and $14.0 million, respectively, which is included within Accrued expenses and other liabilities in the Condensed Consolidated Statements of Assets and Liabilities.

For the three and six months ended June 30, 2026, BCRED Investments recorded a current tax expense of $11.0 million, of which $8.4 million is related to dividend income, on a GAAP basis, and is included in Excise and other tax expense in the Condensed Consolidated Statements of Operations, and $2.6 million which was substantially related to realized gains associated with the sale of an investment in a partnership interest and is included in Current tax expense on realized gains in the Condensed Consolidated Statements of Operations.
For the three and six months ended June 30, 2025, BCRED Investments recorded a current tax expense of $0.0 million and $1.2 million, respectively, which was substantially related to realized gains associated with the sale of an investment in a partnership interest and is included in Current tax expense on realized gains in the Condensed Consolidated Statements of Operations.
Net Unrealized Gain (Loss)
Net change in unrealized gain (loss) was comprised of the following (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net change in unrealized gain (loss) on investments	$(795,560)	$127,070	$(1,872,006)	$(65,158)
Net change in unrealized gain (loss) on derivative instruments	(21,754)	(48,560)	23,018	(61,350)
Net change in unrealized gain (loss) on foreign currency and other transactions	(2,983)	4,130	(8,678)	3,048
Income tax (provision) benefit	8,645	(3,702)	7,711	(5,036)
Net change in unrealized appreciation (depreciation), net of income tax (provision) benefit	$(811,652)	$78,938	$(1,849,955)	$(128,496)
For the three months ended June 30, 2026, the net change in unrealized depreciation, net of income tax provision was $811.7 million, compared to $78.9 million net change in unrealized appreciation for the same period in the prior year. The depreciation for the three months ended June 30, 2026 was primarily driven by net unrealized losses on investments of $795.6 million, which were mainly attributable to declines in the fair value of certain debt investments. The fair value of our debt investments as a percentage of principal decreased by 1.0% for the three months ended June 30, 2026, driven primarily by changes in certain portfolio company fundamentals and broader economic conditions.
In addition, we recorded net unrealized losses of $21.8 million and $3.0 million on derivative instruments and foreign currency transactions, respectively, primarily resulting from fluctuations in the GBP, CAD and EUR exchange rates vs. USD.
For the six months ended June 30, 2026, the net change in unrealized depreciation net of income tax provision was $1,850.0 million, compared to $128.5 million for the same period in the prior year. The increase in depreciation was primarily driven by net unrealized losses on investments of $1,872.0 million, which were mainly attributable to declines in the fair value of certain debt investments. The fair value of our debt investments as a percentage of principal decreased by 1.8% for the six months ended June 30, 2026, driven primarily by changes in certain portfolio company fundamentals and broader economic conditions.
In addition, we recorded net unrealized losses of $8.7 million on foreign currency transactions, primarily attributable to fluctuations in the EUR exchange rate vs. USD.
Partially offsetting this depreciation six months ended June 30, 2026 were net unrealized gains of $23.0 million on derivative instruments, primarily resulting from fluctuations in the SEK, GBP and CAD exchange rates vs. USD.

Net Realized Gain (Loss)
The realized gains and losses on fully exited and partially exited investments comprised of the following (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net realized gain (loss) on investments	$(144,766)	$22,689	$(179,673)	$(36,490)
Net realized gain (loss) on derivative instruments	59,611	(139,450)	79,216	(158,862)
Net realized gain (loss) on foreign currency and other transactions	24,628	3,819	1,934	16,434
Net realized gain (loss) on extinguishment of debt	(2,573)	(794)	(2,964)	(794)
Current tax expense on realized gains	(2,599)	—	(2,599)	(1,243)
Net realized gain (loss), net of tax expense	$(65,699)	$(113,736)	$(104,086)	$(180,955)
For the three months ended June 30, 2026, the net realized loss, net of tax expense, was $65.7 million, compared to $113.7 million for the same period in the prior year. The net realized loss during the current period was primarily driven by the net realized losses on investments of $144.8 million, which were mainly attributable to the restructuring of certain debt investments and full or partial sales of investments.
In addition, we recognized losses on the extinguishment of debt of $3.0 million in connection with the repayment of certain financing arrangements, which primarily reflected the acceleration of unamortized debt issuance costs.
Partially offsetting these losses were net realized gains of $59.6 million and $24.6 million on derivative instruments and foreign currency and other transactions, respectively. Net realized gains on derivative instruments were primarily attributable to the settlement of foreign currency derivative transactions, mainly USD vs. EUR and CAD forwards. Net realized gains on foreign currency and other transactions mainly reflected fluctuations in the EUR and GBP exchange rates vs. USD.
For the six months ended June 30, 2026, the net realized losses, net of tax expense, was $104.1 million, compared to $181.0 million for the same period in the prior year. The net realized losses during the current period was primarily driven by realized losses on investments of $179.7 million, which were mainly attributable to the restructuring of certain debt investments and full or partial sales of investments, partially offset by gains on sales of equity investments.
In addition, we recognized losses on the extinguishment of debt of $3.0 million in connection with the repayment of certain financing arrangements which primarily reflected the acceleration of unamortized debt issuance costs.
Partially offsetting these losses were net realized gains of $79.2 million and $1.9 million on derivative instruments and foreign currency and other transactions, respectively. Net realized gains on derivative instruments were primarily a result of the settlement of foreign currency derivative transactions, mainly USD vs. EUR and CAD forwards. Net realized gains on foreign currency and other transactions mainly reflected fluctuations in the EUR and GBP exchange rates vs. USD.
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

As of June 30, 2026 and December 31, 2025, our debt consisted of asset based leverage facilities, a revolving credit facility, unsecured note issuances, short term borrowings related to repurchase obligations and debt securitizations. We have and will continue to, from time to time, enter into additional credit facilities, increase the size of our existing credit facilities or issue additional debt securities, including debt securitizations, unsecured debt and other forms of debt. Any such incurrence or issuance may be from sources within the U.S. or from various foreign geographies or jurisdictions, and may be denominated in currencies other than USD. Additionally, any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of June 30, 2026 and December 31, 2025, we had an aggregate principal amount of $35.3 billion and $35.1 billion of debt outstanding and our asset coverage ratio was 221.3% and 235.7%, respectively.
Cash and cash equivalents (excluding restricted cash) of $1.1 billion as of June 30, 2026, taken together with our $16.6 billion of unused capacity under our credit facilities (subject to borrowing base availability, $16.2 billion is available to borrow), proceeds from new or amended financing arrangements and the continuous offering of our Common Shares is expected to be sufficient for our investing activities and to conduct our operations in the near term. This determination is based in part on our expectations for the timing of funding investment purchases and the timing and amount of future proceeds from sales of our Common Shares and the use of existing and future financing arrangements. As of June 30, 2026, we had a significant amount of unfunded commitments, which we plan to fund using proceeds from offering our Common Shares and available borrowing capacity under our credit facilities. Additionally, we held $3.0 billion of Level 2 investments as of June 30, 2026.
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
As of June 30, 2026, we had $2.0 billion in cash and cash equivalents (including restricted cash). For the six months ended June 30, 2026, cash provided by operating activities was $4.4 billion, primarily due to proceeds from sales of investments and principal repayments of $8.8 billion and the adjustment for net unrealized depreciation of investments to net assets resulting from operations of $1.9 billion, partially offset by purchases of investments of $6.1 billion. Cash used in financing activities was $4.7 billion during the period, primarily as a result of share repurchases, net of early repurchase deduction paid, of $5.3 billion, and dividends paid in cash of $1.2 billion, partially offset by proceeds from the issuance of our Common Shares of $1.8 billion.

Equity
The following table presents transactions in the Common Shares (dollars in thousands except share amounts):

	For the three months ended June 30, 2026
	Shares	Amount
CLASS I
Subscriptions	13,893,712	$335,039
Share transfers between classes	8,786,920	210,611
Distributions reinvested	13,906,090	334,638
Share repurchases	(79,162,113)	(1,872,204)
Early repurchase deduction	—	274
Net increase (decrease)	(42,575,391)	(991,642)
CLASS S
Subscriptions	3,753,204	90,375
Share transfers between classes	(2,346,581)	(56,429)
Distributions reinvested	6,730,320	161,951
Share repurchases	(13,174,718)	(311,627)
Early repurchase deduction	—	119
Net increase (decrease)	(5,037,775)	(115,611)
CLASS D
Subscriptions	1,299,612	31,226
Share transfers between classes	(6,440,339)	(154,182)
Distributions reinvested	58,166	1,400
Share repurchases	(883,176)	(20,888)
Early repurchase deduction	—	4
Net increase (decrease)	(5,965,737)	(142,440)
Total net increase (decrease)	(53,578,903)	$(1,249,693)

	For the six months ended June 30, 2026
	Shares	Amount
CLASS I
Subscriptions	55,685,570	$1,366,966
Share transfers between classes	13,341,031	322,410
Distributions reinvested	28,585,613	696,023
Share repurchases	(173,351,086)	(4,150,612)
Early repurchase deduction	—	1,079
Net increase (decrease)	(75,738,872)	(1,764,134)
CLASS S
Subscriptions	15,493,323	379,507
Share transfers between classes	(6,774,720)	(165,098)
Distributions reinvested	13,638,833	332,006
Share repurchases	(50,392,979)	(1,211,943)
Early repurchase deduction	—	470
Net increase (decrease)	(28,035,543)	(665,058)
CLASS D
Subscriptions	1,494,138	36,029
Share transfers between classes	(6,566,311)	(157,312)
Distributions reinvested	130,781	3,188
Share repurchases	(3,126,154)	(75,145)
Early repurchase deduction	—	18
Net increase (decrease)	(8,067,546)	(193,222)
Total net increase (decrease)	(111,841,961)	$(2,622,414)
Distributions and Distribution Reinvestment Plan
The following tables summarize our distributions declared and payable for the six months ended June 30, 2026 (dollar amounts in thousands, except per share amounts):

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 22, 2026	January 31, 2026	February 26, 2026	$0.2000	$267,765
February 19, 2026	February 28, 2026	March 26, 2026	0.2000	271,817
March 19, 2026	March 31, 2026	April 28, 2026	0.2000	274,504
April 20, 2026	April 30, 2026	May 28, 2026	0.2000	258,268
May 20, 2026	May 31, 2026	June 25, 2026	0.2000	260,124
June 22, 2026	June 30, 2026	July 28, 2026	0.2000	262,968
			$1.2000	$1,595,446

			Class S
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 22, 2026	January 31, 2026	February 26, 2026	$0.1824	$107,734
February 19, 2026	February 28, 2026	March 26, 2026	0.1825	108,650
March 19, 2026	March 31, 2026	April 28, 2026	0.1827	109,426
April 20, 2026	April 30, 2026	May 28, 2026	0.1829	103,322
May 20, 2026	May 31, 2026	June 25, 2026	0.1830	103,813
June 22, 2026	June 30, 2026	July 28, 2026	0.1830	104,271
			$1.0965	$637,216

			Class D
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 22, 2026	January 31, 2026	February 26, 2026	$0.1948	$4,701
February 19, 2026	February 28, 2026	March 26, 2026	0.1949	4,709
March 19, 2026	March 31, 2026	April 28, 2026	0.1949	4,722
April 20, 2026	April 30, 2026	May 28, 2026	0.1950	4,331
May 20, 2026	May 31, 2026	June 25, 2026	0.1950	4,466
June 22, 2026	June 30, 2026	July 28, 2026	0.1950	3,296
			$1.1696	$26,225
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

Borrowings
As of June 30, 2026 and December 31, 2025, we had an aggregate principal amount of $35.3 billion and $35.1 billion, respectively, of debt outstanding.
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
Off-Balance Sheet Arrangements
Portfolio Company Commitments
Our investment portfolio contains and is expected to continue to contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of June 30, 2026 and December 31, 2025, we had unfunded commitments, including delayed draw term loans and revolvers with an aggregate principal amount of $9.6 billion and $13.4 billion, respectively.
Additionally, from time to time, the Advisers and their affiliates may commit to an investment or commit to backstop the commitment of another lender on behalf of the investment vehicles they manage, including the Company. Certain terms of these investments or backstop arrangements are not finalized at the time of the commitment and each respective investment vehicle’s allocation may change prior to the date of funding. In this regard, as of June 30, 2026 and December 31, 2025, we estimate that $1,364.7 million and $1,271.1 million, respectively, of investments and backstop arrangements were committed but not yet funded.
Other Commitments and Contingencies
As of June 30, 2026 and December 31, 2025, $515.0 million and $497.3 million, respectively, of capital committed remained uncalled from the Company in relation to capital commitments to Emerald JV, Verdelite JV and SLC.
From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of June 30, 2026, management is not aware of any material pending legal proceedings.
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
The Company has investments in joint ventures that have been considered controlled/affiliated companies, including Emerald JV and Verdelite JV. From time to time, the Company may purchase investments from or sell investments to Emerald JV and Verdelite JV. For the six months ended June 30, 2026, the Company sold an investment to the Emerald JV with a par value of $1.1 billion, for a total cash purchase price based on then-current fair value (at the time of purchase) of $1.1 billion. The Company recognized $0.2 million of net realized gains as a result of sales of investments to the Emerald JV and are included in net realized gain (loss) on investments in the Condensed Consolidated Statements of Operations. For the six months ended June 30, 2026, the Company did not purchase investments from or sell investments to Verdelite JV.
See “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 3. Fees, Expenses, Agreements and Related Party Transactions” and “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 11. Joint Ventures.”
Recent Developments
Macroeconomic Environment
The six months ended June 30, 2026 were characterized by volatility and uncertainty in global markets, driven by investor concerns over inflation, elevated interest rates, and ongoing political and regulatory uncertainty, as well as geopolitical instability stemming from the conflicts in Ukraine and Iran and escalating conflicts in other parts of the Middle East.
Despite ongoing uncertainty relating to geopolitical conditions, the path of interest rates and artificial intelligence disruption in certain sectors, the economic backdrop has remained constructive. Nevertheless, inflation has remained above the U.S. Federal Reserve’s target level and interest rates remain elevated relative to the interest rate environment prior to the inflationary spike in 2022-2023. Following three consecutive rate cuts in 2025, the U.S. Federal Reserve held interest rates steady since December 2025 and for the first half of 2026 and noted, among other matters, that it would continue to assess and monitor incoming information in considering additional adjustments. While our business model benefits from elevated interest rates which, all else being equal, correlate to increases in our net income, higher borrowing costs may strain our existing portfolio companies, potentially leading to nonperformance. Rising interest rates can dampen consumer spending and slow corporate profit growth, negatively impacting our portfolio companies, particularly those vulnerable to economic downturns or recessions. While further interest rate hikes are not expected at this time, any renewed increases could lead to a rise in non-performing assets and decline in portfolio value if investment write-downs become necessary. Additionally, adverse economic conditions may erode the value of collateral securing some of our loans and reduce the value of our equity investments. It remains difficult to predict the full impact of recent and any future changes with respect to interest rates or inflation.
Further contributing to economic uncertainty, the current U.S. presidential administration has taken substantial actions with respect to international trade policy, including seeking to renegotiate certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries. In February 2026, the U.S. Supreme Court ruled that many of the tariffs recently imposed by the U.S. government exceeded its authority, thereby invalidating many, but not all, of such tariffs. Subsequent to the U.S. Supreme Court’s ruling, the U.S. presidential administration raised potential alternative means through which the administration could impose tariffs and has imposed new tariffs in July 2026. Such uncertainty and/or tariffs or counter-measures could further increase costs, decrease margins, reduce the competitiveness of products and services offered by our portfolio companies and adversely affect the revenues and profitability of our portfolio companies whose businesses rely on imported goods. Meanwhile, substantial reductions in government spending could negatively affect certain of our portfolio companies that rely on government contracts, destabilize the U.S. government contracting market and harm our ability to generate expected returns. Additionally, changes in the regulation or enforcement of bank lending and capital requirements could have material and adverse effects on the private credit market. In light of these developments, there can be no assurances that political and regulatory conditions will not worsen and adversely affect the Company, its portfolio companies or their respective financial performance.

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
As of June 30, 2026, 99.8% of our performing debt investments based on fair value in our portfolio were at floating rates. Based on our Condensed Consolidated Statements of Assets and Liabilities as of June 30, 2026, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering interest rate floors and ceilings for floating rate instruments assuming no changes in our investment and borrowing structure) (dollar amounts in thousands):

	Interest Income	Interest Expense	Net Income (1)
Up 300 basis points	$2,255,596	$(958,611)	$1,296,985
Up 200 basis points	1,503,719	(639,074)	864,645
Up 100 basis points	751,843	(319,537)	432,306
Down 100 basis points	(751,111)	319,537	(431,574)
Down 200 basis points	(1,498,656)	639,074	(859,582)
Down 300 basis points	(2,191,012)	958,611	(1,232,401)
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

Item 4. Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. An evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q was made under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.
Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our disclosure controls and procedures are (a) effective at the reasonable assurance level to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Refer to our Current Reports on Form 8-K filed with the SEC on April 21, 2026, May 21, 2026 and June 23, 2026 for information about unregistered sales of our equity securities during the quarter.
For the three months ended June 30, 2026, approximately 93,220,007 Common Shares were repurchased for a total value of $2,204.3 million (net of Early Repurchase Deduction).
The following table sets forth information regarding repurchases of Common Shares pursuant to the Company’s share repurchase program for the three months ended June 30, 2026:

Commencement Date	Repurchase deadline request	Total Number of Shares Repurchased (all classes)(1)	Percentage of Outstanding Shares Repurchased (2)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes) (in thousands)(1)(3)	Maximum number of shares that may yet be purchased under the repurchase program (4)
May 1, 2026	May 29, 2026	93,220,007	5.0%	$23.65	June 30, 2026	$2,204,322	—
(1)For the three months ended June 30, 2026, repurchases include 119,735 Common Shares repurchased at a price equal to the Company's net asset value per share as of March 31, 2026 pursuant to the Company's tender offer that expired on March 2, 2026.
(2)Percentage is based on total shares as of the close of the previous calendar quarter.
(3)Amounts shown net of Early Repurchase Deduction.
(4)For the three months ended June 30, 2026, the Company received repurchase requests that exceeded its quarterly limits and accepted requests on a pro-rata basis in accordance with the terms of the Company’s share repurchase program.
For additional information on our share repurchases, see “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 9. Net Assets.”
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
Revolving Credit Facility Amendment
On August 10, 2026, the Revolving Credit Facility was amended pursuant to Amendment No. 5 (the “Revolver Fifth Amendment”), among the Company, as borrower, each of the lenders from time to time party thereto and Citibank, N.A., as administrative agent. The Revolver Fifth Amendment provides for, among other things, (a) an extension of the period during which the Company may make borrowings on the Revolving Credit Facility of certain revolving commitments from August 8, 2029 to August 10, 2030 (other than with respect to (i) the revolving commitments of certain lenders in the aggregate amount of $90.0 million, which expire on June 9, 2027 and (ii) the revolving commitments of certain lenders in the aggregate amount of $90.0 million, which expire on August 12, 2028), (b) an extension of the maturity date with respect to certain revolving commitments from August 8, 2030 to August 10, 2031 (other than with respect to (i) the revolving commitments and term loans of certain lenders in the aggregate amount of $100.0 million, which mature on June 9, 2028 and (ii) the revolving commitments and term loans of certain lenders in the aggregate amount of $100.0 million, which mature on August 12, 2029), (c) an increase in the aggregate committed principal from $6.0 billion to $6.3 billion, which is comprised of (i) revolving commitments in an aggregate amount of $5.8 billion and (ii) funded term loans in an aggregate principal amount of $455.0 million, (d) a resetting of the minimum shareholders’ equity, and (e) the payment of certain fees as agreed between the Company, Citi and the lenders party thereto.

Item 6. Exhibits.

Exhibit Number	Description of Exhibits

3.1	Fifth Amended and Restated Declaration of Trust of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on February 23, 2024).

3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on February 23, 2024).

4.1
Twenty-First Supplemental Indenture, dated as of April 27, 2026, relating to the 5.950% Notes due 2031, by and between the Company and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on April 27, 2026).

4.2	Form of 5.950% Notes due 2031 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed on April 27, 2026).

10.1
Amendment No. 5, dated August 10, 2026, to the Amended and Restated Senior Secured Credit Agreement dated May 6, 2022, by and among the Company, each of the Lenders from time to time party thereto and Citibank, N.A., as administrative agent and collateral agent.*

10.2	Form of Fund of Funds Investment Agreement for Unaffiliated Funds.*

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Blackstone Private Credit Fund

Date:	August 12, 2026	/s/ Brad Marshall
Brad Marshall
Chief Executive Officer
(Principal Executive Officer)

Date:	August 12, 2026	/s/ Teddy Desloge
Teddy Desloge
Chief Financial Officer
(Principal Financial Officer)