Form 10-Q
period 2026-09-30
Blackstone Private Credit Fund
filed 2026-11-12
CIK 1803498

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
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Registrant’s common shares of beneficial interest (“Common Shares”), $0.01 par value per share, outstanding as of November 9, 2026 was 1,192,516,150, 550,839,589 and 14,768,801 of Class I, Class S and Class D Common Shares, respectively. Common Shares outstanding exclude November 1, 2026 subscriptions since the issuance price is not yet finalized at the date of this filing.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
Blackstone Private Credit Fund
Condensed Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)
(Unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Investments at fair value
Non-controlled/non-affiliated investments (cost of $73,159,308 and $78,459,980, respectively)	$71,297,617	$77,980,254
Non-controlled/affiliated investments (cost of $257,522 and $1,119,164, respectively)	210,917	1,122,254
Controlled/affiliated investments (cost of $4,524,678 and $3,337,097, respectively)	4,060,030	3,096,838
Total investments at fair value (cost of $77,941,508 and $82,916,241, respectively)	75,568,564	82,199,346
Cash and cash equivalents (restricted cash of $890,700 and $802,910, respectively)	1,664,930	2,348,711
Interest receivable from non-controlled/non-affiliated investments	733,236	689,549
Interest receivable from non-controlled/affiliated investments	24	12
Interest receivable from controlled/affiliated investments	8,999	70
Non-cash dividend receivable from non-controlled/affiliated investments	—	13,834
Dividend receivable from controlled/affiliated investments	5,422	66,865
Receivable from broker	821,206	277,152
Deferred financing costs	169,192	141,334
Deferred offering costs	683	1,616
Receivable for investments	123,110	150,494
Derivative assets at fair value (Note 6)	38,501	102,539
Other assets	—	640
Total assets	$79,133,867	$85,992,162
LIABILITIES
Debt (net of unamortized debt issuance costs of $215,516 and $153,023, respectively)	$34,158,983	$35,002,485
Payable for investments	10,979	25,388
Management fees payable (Note 3)	135,154	153,070
Income based incentive fees payable (Note 3)	135,154	162,518
Capital gains based incentive fees payable (Note 3)	—	—
Interest payable	619,093	428,101
Derivative liabilities at fair value (Note 6)	450,185	36,496
Due to affiliates	14,410	15,078
Distribution payable (Note 9)	321,612	390,243
Payable for share repurchases (Note 9)	2,125,805	2,107,223
Board of Trustees’ fees payable	250	234
Accrued expenses and other liabilities	31,802	59,240
Total liabilities	38,003,427	38,380,076
Commitments and contingencies (Note 8)
NET ASSETS
Common Shares, $0.01 par value (1,749,148,293 and 1,920,268,571 shares issued and outstanding, respectively)	17,491	19,203
Additional paid in capital	44,864,598	48,874,899
Distributable earnings (loss)	(3,751,649)	(1,282,016)
Total net assets	41,130,440	47,612,086
Total liabilities and net assets	$79,133,867	$85,992,162

The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackstone Private Credit Fund
Condensed Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)
(Unaudited)
NET ASSET VALUE PER SHARE	September 30, 2026	December 31, 2025
Class I Shares:
Net assets	$27,884,700	$32,516,796
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	1,185,846,583	1,311,451,768
Net asset value per share	$23.51	$24.79
Class S Shares:
Net assets	$12,896,682	$14,498,062
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	548,457,480	584,729,784
Net asset value per share	$23.51	$24.79
Class D Shares:
Net assets	$349,058	$597,228
Common Shares outstanding ($0.01 par value, unlimited shares authorized)	14,844,230	24,087,019
Net asset value per share	$23.51	$24.79
The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackstone Private Credit Fund
Condensed Consolidated Statements of Operations
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$1,636,856	$1,704,842	$4,974,779	$5,005,324
Payment-in-kind interest income	97,716	119,381	299,145	313,170
Dividend income	1,298	25,652	36,223	38,917
Non-cash dividend income	41	—	117	—
Other income	1,798	1,573	11,193	18,448
From non-controlled/affiliated investments:
Interest income	12	184	247	296
Payment-in-kind interest income	1,682	782	3,328	918
Dividend income	—	1,096	—	1,096
Non-cash dividend income	—	—	18,480	—
From controlled/affiliated investments:
Interest income	8,880	2,960	18,770	6,448
Payment-in-kind interest income	5,198	3,495	18,359	12,641
Dividend income	18,713	75,692	114,519	223,642
Total investment income	1,772,194	1,935,657	5,495,160	5,620,900
Expenses:
Interest expense	531,455	483,857	1,556,499	1,441,501
Management fees (Note 3)	135,154	145,621	429,300	413,502
Income based incentive fees (Note 3)	135,154	160,605	429,383	464,172
Capital gains based incentive fees (Note 3)	—	—	—	—
Distribution and shareholder servicing fees
Class S	28,198	30,903	88,270	88,602
Class D	234	394	912	1,189
Professional fees	3,074	2,989	10,646	5,714
Board of Trustees’ fees	250	230	756	708
Administrative service expenses (Note 3)	5,001	3,067	13,194	7,336
Other general and administrative expenses	11,944	6,722	33,947	18,707
Amortization of continuous offering costs	962	984	2,925	3,162
Total expenses before tax expense	851,426	835,372	2,565,832	2,444,593
Net investment income before tax expense	920,768	1,100,285	2,929,328	3,176,307
Excise and other tax expense	3,126	7,346	12,829	16,894
Net investment income after tax expense	917,642	1,092,939	2,916,499	3,159,413
Realized and unrealized gain (loss):
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	362,738	(243,924)	(1,307,561)	(254,785)
Non-controlled/affiliated investments	(858)	3,167	(5,892)	2,839
Controlled/affiliated investments	(27,716)	(20,179)	(224,388)	(74,149)
Derivative instruments (Note 6)	19,486	67,003	42,504	5,654
Foreign currency and other transactions	210	(627)	(8,468)	2,421
Income tax (provision) benefit	2,573	4,438	10,284	(598)
Net change in unrealized appreciation (depreciation), net of income tax (provision) benefit	356,433	(190,122)	(1,493,521)	(318,618)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackstone Private Credit Fund
Condensed Consolidated Statements of Operations
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net realized gain (loss):
Non-controlled/non-affiliated investments	$(578,270)	$(58,768)	$(758,105)	$(95,258)
Non-controlled/affiliated investments	—	—	161	—
Derivative instruments (Note 6)	13,262	(27,256)	92,477	(186,118)
Foreign currency and other transactions	5,420	(9,410)	7,354	7,024
Extinguishment of debt	(3,967)	—	(6,931)	(794)
Current tax expense on realized gains	(6,287)	(2,622)	(8,886)	(3,864)
Net realized gain (loss), net of tax expense	(569,842)	(98,056)	(673,930)	(279,010)
Net realized and change in unrealized gain (loss)	(213,409)	(288,178)	(2,167,451)	(597,628)
Net increase (decrease) in net assets resulting from operations	$704,233	$804,761	$749,048	$2,561,785
The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackstone Private Credit Fund
Condensed Consolidated Statements of Changes in Net Assets
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operations:
Net investment income after tax expense	$917,642	$1,092,939	$2,916,499	$3,159,413
Net change in unrealized appreciation (depreciation), net of income tax (provision) benefit	356,433	(190,122)	(1,493,521)	(318,618)
Net realized gain (loss), net of tax expense	(569,842)	(98,056)	(673,930)	(279,010)
Net increase (decrease) in net assets resulting from operations	704,233	804,761	749,048	2,561,785
Distributions to common shareholders from net investment income:
Class I	(675,983)	(824,877)	(2,271,429)	(2,318,608)
Class S	(275,388)	(351,104)	(912,604)	(1,001,734)
Class D	(8,425)	(16,147)	(34,650)	(49,152)
Net decrease in net assets resulting from distributions	(959,796)	(1,192,128)	(3,218,683)	(3,369,494)
Share transactions:
Class I:
Proceeds from shares sold	209,237	2,334,017	1,576,203	7,197,001
Share transfers between classes	47,860	119,101	370,270	203,836
Distributions reinvested	287,915	376,093	983,938	1,059,933
Repurchased shares, net of early repurchase deduction	(1,714,363)	(586,281)	(5,863,896)	(1,985,258)
Net increase (decrease) from share transactions	(1,169,351)	2,242,930	(2,933,485)	6,475,512
Class S:
Proceeds from shares sold	93,346	675,173	472,853	2,233,734
Share transfers between classes	(47,860)	(42,708)	(212,958)	(118,397)
Distributions reinvested	145,377	180,966	477,383	511,197
Repurchased shares, net of early repurchase deduction	(383,484)	(183,913)	(1,594,957)	(448,668)
Net increase (decrease) from share transactions	(192,621)	629,518	(857,679)	2,177,866
Class D:
Proceeds from shares sold	65	32,323	36,094	150,170
Share transfers between classes	—	(76,393)	(157,312)	(85,439)
Distributions reinvested	588	2,880	3,776	9,447
Repurchased shares, net of early repurchase deduction	(28,278)	(23,459)	(103,405)	(36,480)
Net increase (decrease) from share transactions	(27,625)	(64,649)	(220,847)	37,698
Total increase (decrease) in net assets	(1,645,160)	2,420,432	(6,481,646)	7,883,367
Net assets, beginning of period	42,775,600	44,318,698	47,612,086	38,855,763
Net assets, end of period	$41,130,440	$46,739,130	$41,130,440	$46,739,130
The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackstone Private Credit Fund
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$749,048	$2,561,785
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation on investments	1,537,841	326,095
Net change in unrealized (appreciation) depreciation on derivative instruments	(42,504)	(5,654)
Net change in unrealized (appreciation) depreciation on foreign currency and other transactions	8,468	(2,421)
Net realized (gain) loss on investments	757,944	95,258
Net realized (gain) loss on foreign currency and other transactions	(7,354)	(7,024)
Net realized (gain) loss on extinguishment of debt	6,931	—
Net change due to hedging activity	3,027	(2,623)
Payment-in-kind interest capitalized	(327,409)	(338,179)
Net accretion of discount and amortization of premium	(198,720)	(201,596)
Amortization of deferred financing costs	35,388	26,242
Amortization of original issue discount and debt issuance costs (including premiums and discounts)	35,258	31,225
Amortization of offering costs	2,925	3,162
Purchases of investments	(8,047,649)	(16,582,977)
Proceeds from sale of investments and principal repayments	12,832,587	8,934,973
Changes in operating assets and liabilities:
Interest receivable	(52,628)	16,637
Dividend receivable	75,277	(10,174)
Receivable from broker	(544,054)	(53,258)
Receivable for investments	27,384	(268,131)
Other assets	640	—
Payable for investments	(14,409)	(71,821)
Management fees payable	(17,916)	25,518
Income based incentive fees payable	(27,364)	15,881
Interest payable	190,992	101,727
Due to affiliates	(668)	(7,773)
Accrued expenses and other liabilities	(27,422)	(11,935)
Net cash provided by (used in) operating activities	6,955,613	(5,425,063)
Cash flows from financing activities:
Borrowings on debt	17,543,546	9,382,511
Repayments on debt	(17,791,978)	(9,045,062)
Deferred financing costs paid	(70,329)	(27,102)
Debt issuance costs paid	(17,450)	(22,898)
Deferred offering costs paid	(1,992)	(2,558)
Proceeds from issuance of Common Shares	2,085,150	9,580,905
Repurchased shares, net of early repurchase deduction paid	(7,543,288)	(2,207,689)
Dividends paid in cash	(1,822,218)	(1,712,439)
Net cash provided by (used in) financing activities	(7,618,559)	5,945,668
The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackstone Private Credit Fund
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Net increase (decrease) in cash and cash equivalents	$(662,946)	$520,605
Effect of foreign exchange rate changes on cash and cash equivalents	(20,835)	(9,281)
Cash and cash equivalents (including restricted cash), beginning of period	2,348,711	1,650,679
Cash and cash equivalents (including restricted cash), end of period	$1,664,930	$2,162,003

Supplemental information and non-cash activities:
Interest paid during the period	$1,781,116	$1,656,792
Distribution payable	321,612	408,239
Reinvestment of dividends during the period	1,465,097	1,580,577
Accrued but unpaid debt issuance costs	7,541	1,969
Share repurchases accrued but not yet paid	2,125,805	793,648
Excise and other taxes paid	17,342	34,890
The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

First Lien Debt
First Lien Debt - non-controlled/non-affiliated
Aerospace & Defense
Atlas CC Acquisition Corp.	(4)(10)(17)	SOFR +	4.50%	8.57%	7/25/2025	5/25/2029	$41,368	$28,189	$0	0.00%
Atlas CC Acquisition Corp.	(4)(10)(17)	SOFR +	4.50%	8.57% (incl. 3.25% PIK)	7/25/2025	5/25/2029	6,035	4,142	0	0.00
Atlas CC Acquisition Corp.	(4)(10)(17)	SOFR +	4.25%	8.32% PIK	7/25/2025	5/25/2029	36,828	23,500	0	0.00
Atlas CC Acquisition Corp.	(4)(5)(10)(17)	SOFR +	3.25%	7.36%	7/25/2025	5/25/2029	12,760	9,588	0	0.00
Atlas CC Acquisition Corp.	(4)(5)(8)(17)		0.00%	0.00%	9/15/2026	6/30/2027	5,757	5,441	5,441	0.01
Atlas CC Acquisition Corp.	(4)(7)(8)(17)		0.00%	0.00%	9/15/2026	6/30/2027	4,425	4,080	2,467	0.01
Atlas CC Acquisition Corp.	(4)(8)	SOFR +	8.00%	12.16% PIK	9/15/2026	6/30/2027	3,879	3,882	4,170	0.01
Corfin Holdings, Inc.	(4)(10)	SOFR +	5.25%	9.25%	1/7/2021	12/27/2027	31,882	31,871	31,882	0.08
Corfin Holdings, Inc.	(4)(10)	SOFR +	5.25%	9.25%	1/10/2025	12/27/2027	137,273	136,696	137,273	0.33
Frontgrade Technologies Holdings, Inc.	(4)(7)(10)	SOFR +	5.00%	8.84%	1/9/2023	1/9/2030	2,452	2,417	2,359	0.01
Frontgrade Technologies Holdings, Inc.	(4)(5)(10)	SOFR +	5.00%	8.73%	3/18/2025	1/9/2030	352	350	341	0.00
Frontgrade Technologies Holdings, Inc.	(4)(5)(10)	SOFR +	5.00%	8.75%	7/7/2025	1/9/2030	91	91	88	0.00
Horizon CTS Buyer, LLC	(4)(7)(10)	SOFR +	4.50%	8.57%	3/28/2025	3/29/2032	77,801	77,133	76,411	0.19
Horizon CTS Buyer, LLC	(4)(10)	SOFR +	4.50%	8.57%	10/25/2025	3/29/2032	79,599	79,257	78,405	0.19
Horizon CTS Buyer, LLC	(4)(5)(10)	SOFR +	4.50%	8.57%	3/28/2025	3/29/2032	11,601	11,510	11,427	0.03
Horizon CTS Buyer, LLC	(4)(5)(7)(10)	SOFR +	4.50%	8.57%	3/28/2025	3/29/2032	13,120	13,020	12,620	0.03
Karman Holdings, Inc.	(6)(8)	SOFR +	2.25%	6.32%	8/3/2026	4/1/2032	11,887	11,793	11,890	0.03
Loar Group, Inc.	(4)(6)(11)	SOFR +	4.25%	8.15%	7/28/2022	5/10/2030	281,366	279,281	281,366	0.68
Loar Group, Inc.	(4)(6)(11)	SOFR +	4.25%	8.15%	12/23/2025	5/10/2030	441,662	434,390	441,662	1.07
Loar Group, Inc.	(4)(6)(7)(11)	SOFR +	4.25%	8.15%	7/28/2022	5/10/2030	238,200	234,328	238,200	0.58
Magneto Components BuyCo, LLC	(4)(7)(10)	SOFR +	5.75%	9.65%	12/5/2023	12/5/2030	54,389	53,479	54,389	0.13
Peraton Corp.	(5)(10)	SOFR +	3.75%	7.67%	2/1/2021	2/1/2028	8,697	8,706	8,120	0.02
TransDigm, Inc.	(6)(8)	SOFR +	2.50%	6.40%	11/28/2023	2/28/2031	8,800	8,818	8,818	0.02
TransDigm, Inc.	(6)(8)	SOFR +	2.50%	6.40%	8/22/2025	8/19/2032	2,970	2,973	2,976	0.01
Vertex Aerospace Services, LLC	(6)(10)	SOFR +	2.00%	5.90%	12/6/2021	12/6/2030	11,211	11,185	11,218	0.03
Vigor Bidco, Inc.	(4)(7)(9)	SOFR +	4.50%	8.24%	8/17/2026	8/17/2033	301,169	299,241	299,206	0.73

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Aerospace & Defense (continued)
West Star Aviation Acquisition, LLC	(4)(10)	SOFR +	4.50%	8.40%	5/20/2025	5/20/2032		$152,878	$151,956	$152,878	0.37%
West Star Aviation Acquisition, LLC	(4)(5)(7)(10)	SOFR +	4.50%	8.40%	5/20/2025	5/20/2032		6,479	6,349	6,479	0.02
West Star Aviation Acquisition, LLC	(4)(5)(7)(10)	SOFR +	4.50%	8.40%	5/20/2025	5/20/2032		24,613	24,442	24,613	0.06
Zenith AcquisitionCo, LLC	(4)(9)	SOFR +	4.50%	8.26%	1/13/2026	1/13/2033		90,238	89,833	90,238	0.22
Zenith AcquisitionCo, LLC	(4)(5)(7)(9)	SOFR +	4.50%	8.26%	1/13/2026	1/13/2033		2,095	1,912	2,095	0.01
									2,049,853	1,997,032	4.87
Air Freight & Logistics
Auctane, Inc.	(4)(10)	SOFR +	5.75%	9.51%	6/1/2026	6/1/2033		844,710	827,697	836,263	2.03
ENV Bidco, AB	(4)(6)(7)(8)	E +	5.00%	7.59%	12/12/2024	7/30/2029	EUR	109,757	110,246	123,906	0.30
ENV Bidco, AB	(4)(6)(10)	SOFR +	5.00%	9.07%	12/12/2024	7/30/2029		114,097	113,036	114,097	0.28
GB AIT Buyer, Inc.	(8)	SOFR +	4.25%	8.07%	4/30/2026	4/29/2033		2,124	2,104	2,129	0.01
LSF12 Phoenix Holdco, LLC	(7)(8)	SOFR +	4.50%	8.40%	3/25/2026	3/25/2033		24,525	23,191	24,369	0.06
Mode Purchaser, Inc.	(4)(11)	SOFR +	6.25%	10.14%	1/7/2021	12/9/2027		27,119	27,002	24,542	0.06
Mode Purchaser, Inc.	(4)(11)	SOFR +	6.25%	10.14%	2/4/2022	12/9/2027		134,638	133,735	121,847	0.30
R1 Holdings, LLC	(4)(5)(7)(11)	SOFR +	6.75%	10.57%	12/30/2022	12/29/2028		1,263	1,249	1,171	0.00
Rand Parent, LLC	(8)	SOFR +	3.00%	7.07%	7/31/2026	3/17/2030		1,583	1,580	1,590	0.00
RWL Holdings, LLC	(4)(10)	SOFR +	5.75%	9.97%	12/13/2021	12/31/2028		265,295	263,601	258,662	0.63
RWL Holdings, LLC	(4)(10)	SOFR +	5.75%	9.97%	2/20/2026	12/31/2028		12,200	12,104	11,895	0.03
SEKO Global Logistics Network, LLC	(4)(5)(11)	SOFR +	10.00%	13.76% PIK	11/27/2024	11/27/2029		11,451	11,345	11,451	0.03
SEKO Global Logistics Network, LLC	(4)(5)(11)	SOFR +	7.00%	10.76% PIK	11/27/2024	5/27/2030		33,706	33,706	30,672	0.07
SEKO Global Logistics Network, LLC	(4)(5)(11)	SOFR +	10.50%	14.26% (incl. 9.50% PIK)	11/10/2025	11/27/2029		2,591	2,586	2,591	0.01
SEKO Global Logistics Network, LLC	(4)(5)(11)	SOFR +	10.50%	14.26%	11/10/2025	11/27/2029		1,350	1,350	1,350	0.00
									1,564,532	1,566,535	3.81
Airlines (Passenger Airlines)
Air Canada	(6)(8)	SOFR +	1.75%	5.57%	3/21/2024	3/21/2031		6,181	6,171	6,175	0.02
American Airlines, Inc.	(6)(8)	SOFR +	2.25%	5.98%	4/4/2025	4/20/2028		8,394	8,271	8,397	0.02
American Airlines, Inc.	(6)(8)	SOFR +	2.75%	6.48%	3/5/2026	5/28/2032		995	997	996	0.00
Vista Management Holding, Inc.	(6)(8)	SOFR +	3.75%	7.48%	4/1/2025	4/1/2031		13,461	13,385	13,515	0.03
									28,824	29,083	0.07
Automobile Components
Clarios Global, LP	(6)(8)	SOFR +	2.50%	6.40%	7/16/2024	5/6/2030		3,931	3,922	3,935	0.01
Clarios Global, LP	(6)(8)	SOFR +	2.50%	6.40%	5/21/2026	1/28/2032		8,593	8,416	8,604	0.02
									12,338	12,539	0.03

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Biotechnology
Axsome Therapeutics, Inc.	(4)(6)(10)	SOFR +	4.75%	8.82%	5/6/2025	5/8/2030		$60,260	$59,826	$60,260	0.15%
Axsome Therapeutics, Inc.	(4)(5)(6)(7)(10)	SOFR +	4.00%	8.07%	5/6/2025	5/8/2030		35,152	34,978	35,152	0.09
BioCryst Pharmaceuticals, Inc.	(4)(6)(22)	SOFR +	4.50%	8.57%	1/23/2026	1/23/2031		108,539	108,071	107,996	0.26
MannKind Corp.	(4)(6)(7)(14)	SOFR +	5.00%	8.74%	8/6/2025	8/6/2030		88,776	86,876	87,671	0.21
									289,751	291,079	0.71
Broadline Retail
Peer Holding III, BV	(6)(8)	SOFR +	2.50%	6.57%	6/26/2024	7/1/2031		6,878	6,878	6,898	0.02
Building Products
Fencing Supply Group Acquisition, LLC	(4)(11)	SOFR +	6.00%	10.00%	2/26/2021	2/26/2029		111,612	111,344	105,753	0.26
Great Day Improvements, LLC	(4)(13)	SOFR +	6.25%	10.27% (incl. 0.38% PIK)	6/13/2024	6/13/2030		35,507	35,070	31,335	0.08
Great Day Improvements, LLC	(4)(5)(7)(13)	SOFR +	6.25%	10.27% (incl. 0.38% PIK)	6/13/2024	6/13/2030		1,775	1,702	1,080	0.00
Jacuzzi Brands, LLC	(4)(10)	SOFR +	6.25%	10.01%	1/7/2021	5/25/2028		43,474	43,362	42,605	0.10
Jacuzzi Brands, LLC	(4)(10)	SOFR +	6.25%	10.01%	4/20/2022	5/25/2028		187,540	187,332	183,789	0.45
Jacuzzi Brands, LLC	(4)(10)	SOFR +	6.25%	10.01%	1/7/2021	5/25/2028		6,319	6,301	6,193	0.02
L&S Mechanical Acquisition, LLC	(4)(7)(10)	SOFR +	6.25%	10.09%	9/1/2021	12/1/2028		133,046	132,540	97,123	0.24
LBM Acquisition, LLC	(10)	SOFR +	3.75%	7.75%	6/6/2024	6/6/2031		7,967	7,917	5,645	0.01
Windows Acquisition Holdings, Inc.	(4)(11)	SOFR +	6.50%	10.72%	1/7/2021	12/29/2026		59,362	59,317	46,303	0.11
									584,885	519,826	1.27
Capital Markets
Apex Group Treasury, LLC	(6)(8)	SOFR +	3.50%	7.26%	2/27/2025	2/27/2032		81,613	81,490	79,114	0.19
Aretec Group, Inc.	(6)(8)	SOFR +	3.00%	6.90%	11/20/2025	8/9/2030		11,188	11,179	11,116	0.03
FFML Holdco, Ltd.	(4)(6)(10)	B +	4.50%	7.64%	11/11/2022	9/11/2031	NZD	28,981	17,637	16,203	0.04
Focus Financial Partners, LLC	(8)	SOFR +	2.50%	6.40%	1/31/2025	9/15/2031		16,693	16,666	16,413	0.04
GTCR Everest Borrower, LLC	(6)(7)(8)	SOFR +	2.25%	6.32%	2/3/2026	9/5/2031		16,123	15,903	15,908	0.04
IMC Financing, LLC	(6)(8)	SOFR +	2.50%	6.40%	7/7/2026	6/18/2032		1,314	1,314	1,318	0.00
Jump Financial, LLC	(4)(6)(8)	SOFR +	3.50%	7.57%	2/18/2026	2/26/2032		3,203	3,204	3,207	0.01
Oak Funding, LLC	(4)(9)	SOFR +	4.50%	8.32%	12/2/2025	12/2/2032		140,474	139,236	140,474	0.34
Oak Funding, LLC	(4)(5)(7)(9)	SOFR +	4.50%	8.34%	12/2/2025	12/2/2032		2,404	2,333	2,404	0.01
Osaic Holdings, Inc.	(6)(8)	SOFR +	2.50%	6.57%	2/2/2026	7/30/2032		5,970	5,970	5,923	0.01
Resolute Investment Managers, Inc.	(5)(11)	SOFR +	6.50%	10.84%	12/29/2023	10/30/2028		2,858	2,840	2,750	0.01
Situs-AMC Holdings Corporation	(4)(10)	SOFR +	5.50%	9.57%	5/14/2025	5/14/2031		43,641	43,519	42,877	0.10
Superannuation & Investments US, LLC	(6)(9)	SOFR +	2.50%	6.40%	1/30/2026	12/1/2028		12,526	12,499	12,539	0.03
The Edelman Financial Engines Center, LLC	(6)(8)	SOFR +	4.00%	7.90%	4/30/2026	12/1/2031		10,359	10,313	10,372	0.03
									364,103	360,618	0.88

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Chemicals
Charter Next Generation, Inc.	(10)	SOFR +	2.50%	6.27%	11/5/2025	11/29/2030	$6,844	$6,857	$6,863	0.02%
CI Maroon Holdings, LLC	(6)(8)	SOFR +	3.25%	7.42%	8/22/2025	3/3/2031	2,963	2,963	2,959	0.01
DCG Acquisition Corp.	(4)(7)(10)	SOFR +	5.00%	9.07%	6/13/2024	6/13/2031	236,778	235,021	228,126	0.55
Derby Buyer, LLC	(6)(9)	SOFR +	2.75%	6.64%	6/17/2026	11/1/2030	6,339	6,339	6,362	0.02
								251,180	244,310	0.60
Commercial Services & Supplies
Access CIG, LLC	(9)	SOFR +	4.00%	7.82%	8/15/2025	8/19/2030	34,661	34,427	31,541	0.08
Allied Universal Holdco, LLC	(8)	SOFR +	3.25%	7.15%	2/3/2026	8/20/2032	3,970	3,979	3,981	0.01
Anticimex, Inc.	(6)(8)	SOFR +	2.90%	6.55%	11/21/2025	11/17/2031	5,529	5,530	5,562	0.01
Armor Holdco, Inc.	(6)(9)	SOFR +	3.75%	7.60%	11/20/2025	12/10/2031	6,252	6,252	6,263	0.02
Astra Service Partners, LLC	(4)(10)	SOFR +	4.50%	8.58%	11/26/2025	11/26/2032	164,406	163,321	163,797	0.40
Astra Service Partners, LLC	(4)(10)	SOFR +	4.50%	8.58%	11/26/2025	11/26/2032	54,081	53,724	53,881	0.13
Bazaarvoice, Inc.	(4)(7)(8)	SOFR +	4.50%	8.66%	5/7/2021	5/7/2029	403,329	403,329	402,168	0.98
Blue Sky Buyer, LLC	(4)(10)	SOFR +	4.50%	8.35%	2/27/2026	2/28/2033	208,290	207,336	207,248	0.50
Blue Sky Buyer, LLC	(4)(5)(7)(10)	SOFR +	4.50%	8.57%	2/27/2026	2/28/2033	22,779	22,617	22,601	0.05
CFS Brands, LLC	(4)(11)	SOFR +	5.25%	9.15%	12/20/2024	10/2/2030	216,226	213,756	216,226	0.53
CFS Brands, LLC	(4)(5)(7)(8)	SOFR +	5.25%	9.15%	10/2/2023	10/2/2029	16,458	16,137	16,458	0.04
Conservice Midco, LLC	(4)(7)(10)	SOFR +	4.25%	8.32%	2/25/2026	2/25/2033	82,772	82,342	82,302	0.20
Crimson FLS Acquisition, Inc.	(4)(10)	SOFR +	4.75%	8.48%	2/18/2026	2/18/2033	203,880	202,950	203,880	0.50
Crimson FLS Acquisition, Inc.	(4)(5)(7)(10)	SOFR +	4.75%	8.48%	2/18/2026	2/18/2033	42,000	41,781	42,000	0.10
Crimson FLS Acquisition, Inc.	(4)(5)(7)(10)	SOFR +	4.75%	8.48%	2/18/2026	2/18/2033	1,983	1,843	1,983	0.00
DG Investment Intermediate Holdings 2, Inc.	(8)	SOFR +	3.00%	6.90%	7/2/2025	7/9/2032	10,168	10,120	10,193	0.02
Divisions Holding Corp.	(4)(10)	SOFR +	4.50%	8.57%	4/17/2025	4/17/2032	92,062	91,332	91,141	0.22
Divisions Holding Corp.	(4)(5)(7)(10)	SOFR +	4.50%	8.26%	4/17/2025	4/17/2032	2,426	2,362	2,345	0.01
EAB Global, Inc.	(9)	SOFR +	3.00%	6.90%	8/16/2021	8/16/2030	13,105	13,092	11,678	0.03
ELK Bidco, Inc.	(4)(7)(9)	SOFR +	4.50%	8.40%	6/13/2025	6/14/2032	71,126	70,751	70,487	0.17
EMB Purchaser, Inc.	(4)(5)(7)(10)	SOFR +	4.50%	8.57%	3/13/2025	3/12/2032	74,930	73,816	72,589	0.18
EMB Purchaser, Inc.	(4)(10)	SOFR +	4.50%	8.36%	3/13/2025	3/12/2032	146,663	145,522	143,730	0.35
EMB Purchaser, Inc.	(4)(5)(7)(10)	SOFR +	4.50%	8.26%	3/13/2025	3/12/2032	4,882	4,740	4,516	0.01
Foundational Education Group, Inc.	(9)	SOFR +	4.25%	8.33%	8/31/2021	8/31/2028	5,925	5,909	5,534	0.01
FusionSite Midco, LLC	(4)(11)	SOFR +	5.50%	9.84%	4/30/2025	11/17/2029	99,928	99,111	97,430	0.24
FusionSite Midco, LLC	(4)(5)(11)	SOFR +	5.50%	9.84%	4/30/2025	11/17/2029	32,464	32,165	31,653	0.08
FusionSite Midco, LLC	(4)(5)(7)(11)	SOFR +	5.50%	9.51%	4/30/2025	11/17/2029	5,108	4,978	4,802	0.01

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Commercial Services & Supplies (continued)
Gatekeeper Systems, Inc.	(4)(10)	SOFR +	5.00%	8.90%	8/27/2024	8/28/2030	$247,612	$245,193	$239,564	0.58%
Gatekeeper Systems, Inc.	(4)(7)(10)	SOFR +	5.00%	8.90%	8/27/2024	8/28/2030	19,324	18,916	18,096	0.04
GFL Environmental Services USA, Inc.	(6)(8)	SOFR +	2.50%	6.33%	4/11/2025	3/3/2032	2,170	2,151	2,175	0.01
Gorilla Investor, LLC	(4)(10)	SOFR +	5.00%	9.07%	9/26/2024	9/30/2031	163,042	160,713	161,411	0.39
Ground Penetrating Radar Systems, LLC	(4)(10)	SOFR +	4.50%	8.57%	1/2/2025	1/2/2032	119,343	118,447	119,045	0.29
Ground Penetrating Radar Systems, LLC	(4)(5)(7)(10)	SOFR +	4.50%	8.57%	1/2/2025	1/2/2032	2,910	2,719	2,821	0.01
Ground Penetrating Radar Systems, LLC	(4)(10)	SOFR +	4.50%	8.57%	5/8/2026	1/2/2032	36,700	35,506	36,608	0.09
Iris Buyer, LLC	(4)(11)	SOFR +	5.00%	8.82%	10/2/2023	10/2/2031	53,578	52,724	53,578	0.13
Iris Buyer, LLC	(4)(5)(11)	SOFR +	5.00%	9.07%	10/2/2023	10/2/2031	5,052	4,985	5,052	0.01
Iris Buyer, LLC	(4)(5)(7)(11)	SOFR +	5.00%	9.07%	2/4/2025	10/2/2031	10,977	10,719	10,949	0.03
Iris Buyer, LLC	(4)(5)(11)	SOFR +	5.00%	9.07%	7/16/2025	10/2/2031	2,168	2,150	2,168	0.01
Iris Buyer, LLC	(4)(11)	SOFR +	5.00%	9.07%	7/15/2026	10/2/2031	18,332	18,156	18,332	0.04
ISQ Hawkeye Holdco, Inc.	(4)(10)	SOFR +	4.00%	7.94%	1/30/2026	8/20/2031	8,891	8,755	8,780	0.02
ISQ Hawkeye Holdco, Inc.	(4)(5)(7)(10)	SOFR +	4.00%	7.94%	1/30/2026	8/20/2030	331	321	321	0.00
ISQ Hawkeye Holdco, Inc.	(4)(5)(10)	SOFR +	4.00%	7.94%	1/30/2026	8/20/2031	219	217	216	0.00
Java Buyer, Inc.	(4)(10)	SOFR +	4.75%	8.82%	2/6/2026	12/15/2030	327,446	324,941	327,446	0.80
Java Buyer, Inc.	(4)(5)(7)(10)	SOFR +	4.75%	8.82%	2/6/2026	12/15/2030	44,575	43,836	44,575	0.11
Java Buyer, Inc.	(4)(5)(7)(10)	SOFR +	4.75%	8.82%	2/6/2026	12/15/2030	11,329	10,784	11,329	0.03
Jones Fish Hatcheries & Distributors, LLC	(4)(7)(10)	SOFR +	4.25%	8.01%	11/19/2025	11/19/2032	16,464	16,284	16,258	0.04
Jones Fish Hatcheries & Distributors, LLC	(4)(5)(7)(10)	SOFR +	4.25%	8.32%	11/19/2025	11/19/2032	8,148	8,040	7,983	0.02
JSG II, Inc.	(4)(7)(10)	SOFR +	4.25%	8.15%	9/30/2025	9/30/2032	351,084	349,400	349,996	0.85
JSG II, Inc.	(4)(5)(7)(10)	SOFR +	4.25%	8.15%	9/30/2025	9/30/2032	64,367	64,019	64,122	0.16
JSS Holdings, Inc.	(4)(10)	SOFR +	5.00%	9.07%	12/29/2021	11/8/2031	247,781	246,355	247,781	0.60
JSS Holdings, Inc.	(4)(10)	SOFR +	5.00%	9.07%	1/7/2021	11/8/2031	47,435	47,121	47,435	0.12
JSS Holdings, Inc.	(4)(7)(10)	SOFR +	5.00%	9.07%	11/8/2024	11/8/2031	588,381	583,653	587,696	1.43
Jupiter Purchaser, LLC	(4)(5)(7)(10)	SOFR +	5.00%	9.07%	6/5/2026	11/8/2031	10,098	10,098	10,098	0.02
Knowledge Pro Buyer, Inc.	(4)(7)(10)	SOFR +	4.50%	8.72%	12/10/2021	12/10/2029	113,978	113,547	111,336	0.27
Knowledge Pro Buyer, Inc.	(4)(5)(7)(10)	SOFR +	4.50%	8.72%	12/10/2021	12/10/2029	14,847	14,752	14,498	0.04
KPSKY Acquisition, Inc.	(4)(10)(18)	SOFR +	5.50%	9.42%	10/19/2021	10/19/2028	45,640	45,373	40,392	0.10
KPSKY Acquisition, Inc.	(4)(10)(18)	SOFR +	5.50%	9.36%	10/19/2021	10/19/2028	20,363	20,244	18,021	0.04

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Commercial Services & Supplies (continued)
Lsf12 Crown US Commercial Bidco, LLC	(8)	SOFR +	2.50%	6.40%	7/28/2026	12/2/2031		$42,020	$41,036	$42,145	0.10%
Minerva Bidco, Ltd.	(4)(6)(7)(8)	S +	4.25%	7.98%	7/29/2025	11/7/2030	GBP	46,904	61,217	61,317	0.15
OMNIA Partners, LLC	(8)	SOFR +	2.75%	6.73%	1/26/2024	12/31/2032		7,873	7,909	7,898	0.02
Onex Baltimore Buyer, Inc.	(4)(10)(18)	SOFR +	5.27%	9.18%	12/1/2021	4/29/2033		187,232	186,275	187,232	0.46
Onex Baltimore Buyer, Inc.	(4)(7)(10)(18)	SOFR +	4.75%	8.65%	12/1/2021	4/29/2033		278,101	276,454	277,973	0.68
Polyphase Elevator Holding, Co.	(4)(10)	SOFR +	5.00%	9.07%	11/24/2025	11/24/2032		15,922	15,820	15,922	0.04
Polyphase Elevator Holding, Co.	(4)(5)(7)(10)	SOFR +	5.00%	9.07%	11/24/2025	11/24/2032		5,431	5,339	5,386	0.01
Prime Security Services Borrower, LLC	(6)(8)	SOFR +	2.00%	5.74%	11/20/2024	10/13/2030		1,319	1,319	1,318	0.00
Prime Security Services Borrower, LLC	(6)(8)	SOFR +	1.75%	5.49%	4/4/2025	3/7/2032		6,403	6,306	6,329	0.02
RailPros Parent, LLC	(4)(7)(10)	SOFR +	4.25%	8.01%	5/22/2025	5/24/2032		23,094	22,879	23,058	0.06
RailPros Parent, LLC	(4)(5)(7)(10)	SOFR +	4.25%	8.01%	5/22/2025	5/24/2032		2,142	2,105	2,142	0.01
Rocket Buyer, LLC	(4)(10)	SOFR +	4.50%	8.22%	2/19/2026	2/18/2033		102,722	102,019	101,695	0.25
Rocket Buyer, LLC	(4)(5)(7)(10)	SOFR +	4.50%	8.22%	2/19/2026	2/18/2033		5,189	5,026	4,951	0.01
Rocket Buyer, LLC	(4)(5)(7)(10)	SOFR +	4.50%	8.57%	2/19/2026	2/18/2033		11,853	11,609	11,259	0.03
Saber Parent Holdings Corp.	(4)(8)	SOFR +	4.75%	8.70% (incl. 2.25% PIK)	12/16/2025	12/16/2032		510,364	508,139	507,812	1.23
Saber Parent Holdings Corp.	(4)(5)(7)(8)	SOFR +	4.75%	8.70% (incl. 2.25% PIK)	12/16/2025	12/16/2032		63,130	62,377	62,090	0.15
SIQ Holdings III Corp.	(4)(10)	SOFR +	4.75%	8.82%	12/19/2025	12/20/2032		128,284	127,145	127,643	0.31
SIQ Holdings III Corp.	(4)(7)(10)	SOFR +	4.75%	8.48%	12/19/2025	12/20/2032		25,657	25,046	25,227	0.06
TEI Intermediate, LLC	(4)(10)	SOFR +	5.25%	9.32% (incl. 2.88% PIK)	12/13/2024	12/15/2031		150,599	149,500	150,599	0.37
TEI Intermediate, LLC	(4)(5)(7)(10)	SOFR +	4.75%	8.83%	12/13/2024	12/15/2031		39,979	39,498	39,979	0.10
Veregy Consolidated, Inc.	(4)(7)(10)	SOFR +	4.25%	8.04%	4/16/2025	4/16/2031		139,568	138,607	139,345	0.34
Veregy Consolidated, Inc.	(4)(5)(10)	SOFR +	4.25%	8.02%	4/16/2025	4/16/2031		12,367	12,297	12,367	0.03
									6,401,263	6,397,758	15.59
Construction & Engineering
Ampirical Solutions, LLC	(4)(7)(10)	SOFR +	4.25%	8.32%	9/30/2025	9/30/2032		29,255	28,815	28,771	0.07
Brookfield WEC Holdings, Inc.	(8)	SOFR +	2.00%	5.68%	1/25/2024	1/27/2031		6,381	6,349	6,384	0.02
Consor Intermediate II, LLC	(4)(7)(10)	SOFR +	4.50%	8.57%	5/10/2024	5/12/2031		77,437	76,877	77,389	0.19
GFT Infrastructure, Inc.	(4)(10)	SOFR +	4.50%	8.24%	8/5/2024	8/5/2030		370,998	367,473	369,143	0.90
GFT Infrastructure, Inc.	(4)(5)(7)(10)	SOFR +	4.50%	8.40%	8/5/2024	8/5/2030		12,441	12,082	12,255	0.03
OEI, Inc.	(4)(7)(9)	SOFR +	4.50%	8.57%	12/29/2025	12/29/2032		43,172	42,766	43,039	0.10

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Construction & Engineering (continued)
Pave America Holding, LLC	(4)(10)	SOFR +	5.25%	9.32% (incl. 2.88% PIK)	8/29/2025	8/27/2032	$79,444	$78,795	$78,650	0.19%
Pave America Holding, LLC	(4)(5)(7)(10)	SOFR +	4.75%	8.82%	8/29/2025	8/27/2032	10,140	9,945	9,937	0.02
Pave America Holding, LLC	(4)(5)(7)(10)	SOFR +	5.25%	9.32% (incl. 2.88% PIK)	8/29/2025	8/27/2032	13,672	13,525	13,400	0.03
Pike Electric Corp.	(4)(7)(10)	SOFR +	4.25%	8.14%	12/19/2025	12/19/2032	275,960	274,557	273,000	0.66
Pike Electric Corp.	(4)(5)(7)(10)	SOFR +	4.25%	8.15%	12/19/2025	12/19/2032	9,999	9,843	9,399	0.02
Saber Power Services, LLC	(4)(7)(10)	SOFR +	5.00%	9.17%	10/21/2025	10/21/2031	287,825	287,461	290,703	0.71
SAFEbuilt, LLC	(4)(7)(10)	SOFR +	5.00%	8.90%	1/8/2026	1/8/2032	128,722	128,722	127,676	0.31
SAFEbuilt, LLC	(4)(5)(7)(10)	SOFR +	5.00%	8.90%	1/8/2026	1/8/2032	3,249	3,233	3,088	0.01
Thermostat Purchaser III, Inc.	(4)(5)(7)(8)	P +	3.00%	10.00%	6/20/2024	8/31/2028	4,063	4,011	3,882	0.01
								1,344,454	1,346,716	3.27
Construction Materials
Quikrete Holdings, Inc.	(8)	SOFR +	2.25%	5.94%	2/18/2025	2/10/2032	14,688	14,613	14,692	0.04
Tamko Building Products, LLC	(8)	SOFR +	2.75%	7.01%	10/23/2024	9/20/2030	2,933	2,933	2,785	0.01
								17,546	17,477	0.05
Consumer Staples Distribution & Retail
Crumbl Enterprises, LLC	(4)(7)(10)	SOFR +	4.50%	8.57%	4/30/2025	5/5/2032	84,934	84,201	80,344	0.20
Containers & Packaging
Ascend Buyer, LLC	(4)(7)(10)	SOFR +	5.25%	9.32%	10/18/2022	9/30/2030	11,097	10,938	10,899	0.03
Ascend Buyer, LLC	(4)(10)	SOFR +	5.25%	9.32%	3/20/2025	9/30/2030	1,350	1,341	1,337	0.00
Ascend Buyer, LLC	(4)(5)(10)	SOFR +	5.25%	9.32%	9/1/2026	9/30/2030	1,705	1,688	1,688	0.00
Berlin Packaging, LLC	(8)	SOFR +	3.25%	7.32%	7/25/2025	6/7/2031	2,270	2,284	2,257	0.01
Clydesdale Acquisition Holdings, Inc.	(9)	SOFR +	3.25%	7.15%	4/1/2025	4/1/2032	9,717	9,637	9,551	0.02
ProAmpac PG Borrower, LLC	(8)	SOFR +	4.00%	7.82%	3/6/2026	3/7/2033	9,970	9,899	9,964	0.02
Ring Container Technologies Group, LLC	(9)	SOFR +	2.50%	6.40%	10/30/2025	9/15/2032	3,465	3,474	3,475	0.01
TricorBraun Holdings, Inc.	(9)	SOFR +	3.25%	7.15%	3/3/2021	3/3/2031	11,841	11,757	11,355	0.03
Trident TPI Holdings, Inc.	(9)	SOFR +	3.75%	7.82%	10/18/2024	9/15/2028	7,625	7,625	7,424	0.02
								58,643	57,950	0.14

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Distributors
ADI Global Distribution Funding, LLC	(4)(6)(8)	SOFR +	2.75%	6.65%	7/1/2026	7/1/2033		$744	$741	$750	0.00%
BP Purchaser, LLC	(4)(5)(10)	SOFR +	7.50%	11.71% (incl. 1.00% PIK)	12/10/2021	12/11/2028		8,126	8,078	7,069	0.02
Genuine Cable Group, LLC	(4)(10)	SOFR +	5.25%	9.25%	11/1/2021	12/31/2027		29,109	29,021	29,109	0.07
Marcone Yellowstone Buyer, Inc.	(4)(10)	SOFR +	7.25%	11.13% (incl. 3.25% PIK)	11/1/2022	6/23/2028		16,447	16,304	14,063	0.03
Marcone Yellowstone Buyer, Inc.	(4)(10)	SOFR +	7.00%	10.88% (incl. 3.25% PIK)	12/31/2021	6/23/2028		27,725	27,596	23,705	0.06
NDC Acquisition Corp.	(4)(11)	SOFR +	5.25%	9.15%	3/9/2021	3/9/2028		21,263	21,181	21,103	0.05
NDC Acquisition Corp.	(4)(5)(7)(11)	SOFR +	5.25%	9.15%	3/9/2021	3/9/2028		2,141	2,121	2,115	0.01
PT Intermediate Holdings III, LLC	(4)(10)	SOFR +	4.75%	8.82%	4/9/2024	4/9/2030		175,760	175,493	175,760	0.43
S&S Holdings, LLC	(9)	SOFR +	5.00%	9.00%	3/11/2021	3/11/2028		5,875	5,880	5,887	0.01
S&S Holdings, LLC	(9)	SOFR +	5.00%	8.90%	4/3/2025	10/1/2031		3,900	3,770	3,815	0.01
									290,185	283,376	0.69
Diversified Consumer Services
American Restoration Holdings, LLC	(4)(11)	SOFR +	5.00%	9.17%	7/19/2024	7/24/2030		27,096	26,752	22,761	0.06
American Restoration Holdings, LLC	(4)(5)(11)	SOFR +	5.00%	9.17%	7/19/2024	7/24/2030		8,078	7,975	6,785	0.02
American Restoration Holdings, LLC	(4)(5)(11)	SOFR +	5.00%	9.17%	7/19/2024	7/24/2030		10,410	10,291	8,745	0.02
American Restoration Holdings, LLC	(4)(5)(11)	SOFR +	5.00%	9.17%	7/19/2024	7/24/2030		20,925	20,659	17,577	0.04
American Restoration Holdings, LLC	(4)(5)(7)(11)	SOFR +	5.00%	9.17%	2/19/2025	7/24/2030		22,679	22,427	14,824	0.04
American Restoration Holdings, LLC	(4)(11)	SOFR +	5.00%	9.17%	10/15/2025	7/24/2030		3,495	3,467	2,936	0.01
Ascend Learning, LLC	(9)	SOFR +	3.00%	6.90%	10/15/2025	12/11/2028		7,440	7,441	7,404	0.02
Barbri Holdings, Inc.	(4)(10)	SOFR +	4.75%	8.79%	12/20/2024	4/30/2030		172,343	171,316	168,897	0.41
Cambium Learning Group, Inc.	(4)(7)(10)	SOFR +	5.50%	9.33%	7/20/2021	7/20/2028		922,023	919,650	857,481	2.08
DTA Intermediate II, Ltd.	(4)(11)	SOFR +	5.25%	9.32%	3/27/2024	3/27/2030		51,066	50,472	51,066	0.12
DTA Intermediate II, Ltd.	(4)(7)(11)	SOFR +	5.25%	9.23%	3/27/2024	3/27/2030		12,893	12,616	12,893	0.03
DTA Intermediate II, Ltd.	(4)(11)	S +	5.25%	8.98%	9/18/2025	3/27/2030	GBP	20,537	27,394	27,229	0.07
Element Materials Technology Group US Holdings, Inc.	(6)(9)	SOFR +	3.50%	7.57%	6/24/2022	7/6/2029		7,254	7,223	7,279	0.02
Endeavor Schools Holdings, LLC	(4)(11)(17)	SOFR +	6.25%	9.98%	7/18/2023	7/18/2029		46,109	45,572	34,121	0.08
Endeavor Schools Holdings, LLC	(4)(5)(7)(11)(17)	SOFR +	6.25%	9.98%	7/18/2023	7/18/2029		11,975	11,831	4,327	0.01
Essential Services Holding Corp.	(4)(10)	SOFR +	5.25%	8.98%	6/17/2024	6/17/2031		70,227	69,761	64,083	0.16
Essential Services Holding Corp.	(4)(5)(7)(10)	SOFR +	5.25%	8.98%	6/17/2024	6/17/2030		3,985	3,929	3,192	0.01

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Diversified Consumer Services (continued)
Gaia Purchaser, Inc.	(6)(8)	SOFR +	4.00%	8.03%	9/29/2026	9/29/2033		$2,670	$2,657	$2,660	0.01%
GGG Midco, LLC	(4)(7)(10)	SOFR +	4.75%	8.57%	4/1/2026	4/1/2033		57,372	56,732	56,826	0.14
GGG Midco, LLC	(4)(5)(7)(10)	SOFR +	4.75%	8.52%	4/1/2026	4/1/2033		6,246	6,108	6,069	0.01
Go Car Wash Management Corp.	(4)(11)	SOFR +	5.75%	9.75%	10/12/2021	6/30/2028		87,485	87,260	85,736	0.21
Imagine Learning, LLC	(9)	SOFR +	3.50%	7.40%	2/1/2024	12/21/2029		14,232	14,193	13,497	0.03
Mckissock Investment Holdings, LLC	(10)	SOFR +	5.00%	8.94%	3/10/2022	3/12/2029		9,571	9,537	8,862	0.02
Mckissock Investment Holdings, LLC	(10)	SOFR +	5.00%	8.73%	11/20/2023	3/12/2029		21,245	20,999	19,672	0.05
Metrodora S.L.	(4)(5)(6)(8)	E +	4.00%	6.62%	8/7/2025	7/15/2032	EUR	1,367	1,580	1,541	0.00
Metrodora S.L.	(4)(5)(6)(8)	E +	4.00%	6.62%	8/7/2025	7/15/2032	EUR	558	645	629	0.00
Pre-Paid Legal Services, Inc.	(9)	SOFR +	3.25%	7.15%	12/15/2021	12/15/2028		15,468	15,430	14,362	0.03
Scientian 2 Spain, S.L.	(4)(5)(6)(8)	E +	4.00%	6.62%	8/7/2025	7/15/2032	EUR	1,599	1,849	1,802	0.00
Scientian France, SAS	(4)(5)(6)(8)	E +	4.00%	6.69%	8/7/2025	7/15/2032	EUR	3,525	4,074	3,972	0.01
Seahawk Bidco, LLC	(4)(11)	SOFR +	5.00%	9.07%	12/19/2024	12/19/2031		301,206	299,413	299,700	0.73
Seahawk Bidco, LLC	(4)(5)(7)(11)	SOFR +	5.00%	9.08%	12/19/2024	12/19/2030		7,459	7,315	7,347	0.02
Seahawk Bidco, LLC	(4)(5)(7)(11)	SOFR +	5.00%	9.07%	12/19/2024	12/19/2031		11,749	11,459	11,143	0.03
Spring Education Group, Inc.	(8)	SOFR +	3.25%	7.32%	9/29/2023	10/4/2030		13,406	13,310	13,419	0.03
Summit Buyer, LLC	(4)(10)	SOFR +	5.00%	9.07%	5/31/2024	5/31/2031		53,900	53,541	51,879	0.13
Summit Buyer, LLC	(4)(5)(10)	SOFR +	5.00%	9.07%	5/31/2024	5/31/2031		27,295	27,120	26,271	0.06
Summit Buyer, LLC	(4)(5)(7)(10)	P +	4.00%	11.00%	5/31/2024	5/31/2030		2,150	2,107	1,888	0.00
Summit Buyer, LLC	(4)(5)(7)(10)	SOFR +	4.75%	8.82%	5/31/2024	5/31/2031		2,524	2,461	1,388	0.00
Sunshine Cadence Holdco, LLC	(4)(10)	SOFR +	5.00%	8.75%	5/1/2024	5/1/2031		196,000	194,717	194,040	0.47
Sunshine Cadence Holdco, LLC	(4)(7)(10)	SOFR +	5.00%	9.07%	5/1/2024	5/1/2031		51,521	50,992	50,686	0.12
University Support Services, LLC	(9)	SOFR +	2.75%	6.65%	2/10/2022	2/10/2029		8,923	8,889	8,902	0.02
									2,311,164	2,193,891	5.32
Diversified REITs
Iron Mountain Information Management, LLC	(8)	SOFR +	2.00%	5.90%	12/28/2023	1/31/2031		7,338	7,357	7,338	0.02
Diversified Telecommunication Services
Zacapa, LLC	(6)(9)	SOFR +	3.75%	7.82%	10/29/2024	3/22/2029		10,255	10,255	10,270	0.02
Electric Utilities
Grid Alliance Partners, LLC	(4)(7)(10)	SOFR +	4.75%	8.82%	7/1/2025	7/1/2032		98,466	97,642	92,847	0.23
Grid Alliance Partners, LLC	(4)(5)(7)(10)	SOFR +	4.75%	8.78%	7/1/2025	7/1/2030		4,549	4,435	3,715	0.01
									102,077	96,562	0.24

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Electrical Equipment
Emergency Power Holdings, LLC	(4)(7)(11)	SOFR +	4.50%	8.57%	8/17/2021	8/17/2031	$251,217	$250,157	$251,200	0.61%
Griffon Bidco, Inc.	(4)(7)(10)	SOFR +	5.00%	9.07%	7/31/2025	7/31/2031	119,106	117,882	118,779	0.29
IEM New Sub 2, LLC	(4)(7)(9)	SOFR +	4.75%	8.82%	12/3/2025	12/3/2031	641,564	636,226	634,420	1.54
Watlow Electric Manufacturing Co.	(8)	SOFR +	2.75%	6.73%	6/17/2026	6/17/2033	2,278	2,272	2,283	0.01
								1,006,537	1,006,682	2.45
Electronic Equipment, Instruments & Components
Albireo Energy, LLC	(4)(11)	SOFR +	5.75%	9.61%	2/5/2026	12/23/2029	24,539	24,483	24,539	0.06
Albireo Energy, LLC	(4)(5)(11)	SOFR +	5.75%	9.61%	2/5/2026	12/23/2029	9,258	9,246	9,258	0.02
Albireo Energy, LLC	(4)(5)(7)(11)	SOFR +	5.75%	9.58%	2/5/2026	12/23/2029	4,427	4,323	4,427	0.01
Belden, Inc.	(6)(8)	SOFR +	2.25%	6.15%	6/11/2026	7/1/2033	1,759	1,755	1,767	0.00
Electro Switch Business Trust, LLC	(4)(10)	SOFR +	4.25%	8.32%	9/2/2025	9/2/2032	168,591	167,385	168,591	0.41
Electro Switch Business Trust, LLC	(4)(5)(7)(10)	P +	3.25%	10.25%	9/2/2025	9/2/2032	21,672	21,611	21,672	0.05
Electro Switch Business Trust, LLC	(4)(10)	SOFR +	4.25%	8.32%	9/21/2026	9/2/2032	6,588	6,523	6,588	0.02
Guardian Bidco, Inc.	(4)(5)(7)(8)	SOFR +	5.25%	9.19%	9/2/2025	8/30/2032	28,965	28,704	28,926	0.07
Infinite Bidco, LLC	(9)	SOFR +	3.50%	7.58%	3/2/2021	3/2/2028	7,894	7,882	7,894	0.02
Modena Buyer, LLC	(8)	SOFR +	4.25%	8.07%	7/1/2024	7/1/2031	4,913	4,846	4,765	0.01
Phoenix 1 Buyer Corp.	(4)(7)(10)	SOFR +	4.75%	8.48%	11/20/2023	11/20/2030	42,059	41,765	42,059	0.10
Spectrum Safety Solutions Purchaser, LLC	(4)(6)(7)(9)	SOFR +	4.50%	8.57%	7/1/2024	7/1/2031	170,113	167,810	170,113	0.41
								486,333	490,599	1.18

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Energy Equipment & Services
LPW Group Holdings, Inc.	(4)(7)(11)	SOFR +	6.00%	9.83%	3/15/2024	3/14/2031		$32,093	$31,489	$32,093	0.08%
Ursa Minor US Bidco, LLC	(6)(8)	SOFR +	2.25%	6.32%	11/13/2025	3/26/2031		1,785	1,781	1,789	0.00
									33,270	33,882	0.08
Entertainment
EOC Borrower, LLC	(8)	SOFR +	2.75%	6.65%	2/3/2026	3/24/2032		3,970	3,965	3,988	0.01
OEG Borrower, LLC	(8)	SOFR +	3.50%	7.48%	4/22/2025	6/30/2031		8,047	7,958	8,111	0.02
Renaissance Holdings Corp.	(5)(9)	SOFR +	4.00%	7.90%	12/6/2024	4/5/2030		716	716	549	0.00
									12,639	12,648	0.03
Financial Services
Carr Riggs & Ingram Capital, LLC	(4)(9)	SOFR +	4.25%	8.32%	11/18/2024	11/18/2031		42,736	42,423	42,522	0.10
Carr Riggs & Ingram Capital, LLC	(4)(5)(7)(9)	SOFR +	4.25%	8.34%	11/18/2024	11/18/2031		14,754	14,576	14,590	0.04
DM Intermediate Parent, LLC	(4)(10)	SOFR +	5.00%	8.90%	9/30/2024	9/30/2030		103,001	101,972	103,001	0.25
DM Intermediate Parent, LLC	(4)(5)(10)	SOFR +	5.00%	8.90%	9/30/2024	9/30/2030		45,119	45,119	45,119	0.11
DM Intermediate Parent, LLC	(4)(5)(7)(10)	SOFR +	5.00%	8.90%	12/19/2025	9/30/2030		65,497	64,590	65,497	0.16
Harp Finco, Ltd.	(4)(6)(8)	S +	5.00%	8.73%	3/27/2025	3/27/2032	GBP	84,561	107,803	112,115	0.27
June Purchaser, LLC	(7)(8)	SOFR +	2.75%	6.82%	2/18/2026	11/28/2031		3,399	3,405	3,401	0.01
Mitchell International, Inc.	(9)	SOFR +	3.00%	6.90%	1/22/2026	6/17/2031		27,464	27,372	27,026	0.07
More Cowbell II, LLC	(4)(7)(10)	SOFR +	4.25%	7.74%	9/3/2025	9/3/2030		92,399	92,133	92,372	0.22
Papilio Bidco, Ltd.	(4)(6)(8)	SOFR +	4.50%	8.34%	8/20/2026	8/27/2033		147,023	145,935	145,920	0.35
Papilio Bidco, Ltd.	(4)(5)(6)(7)(8)	S +	4.75%	8.48%	8/20/2026	8/27/2033	GBP	835	992	966	0.00
Papilio Bidco, Ltd.	(4)(5)(6)(8)	E +	4.75%	7.45%	8/20/2026	8/27/2033	EUR	973	1,126	1,094	0.00
PKF O'Connor Davies Advisory, LLC	(4)(7)(10)	SOFR +	4.50%	8.57%	11/15/2024	11/18/2031		94,354	93,583	94,354	0.23
Planet US Buyer, LLC	(6)(8)	SOFR +	3.00%	6.77%	3/5/2026	2/7/2031		3,970	3,978	3,982	0.01
Shift4 Payments, LLC	(6)(8)	SOFR +	2.00%	6.07%	7/8/2026	7/3/2032		1,785	1,768	1,782	0.00
Steward Partners Global Advisory, LLC	(4)(7)(10)	SOFR +	5.00%	8.76%	8/14/2026	8/15/2033		14,706	14,497	14,493	0.04
									761,272	768,234	1.86
Food Products
Froneri US, Inc.	(6)(8)	SOFR +	2.25%	6.20%	4/4/2025	9/30/2031		3,940	3,882	3,919	0.01
Froneri US, Inc.	(6)(8)	SOFR +	2.50%	6.45%	8/22/2025	9/30/2032		2,977	2,977	2,964	0.01
									6,859	6,883	0.02
Ground Transportation
Channelside AcquisitionCo, Inc.	(4)(7)(10)	SOFR +	4.75%	8.57%	5/15/2024	6/30/2028		153,695	153,425	148,522	0.36

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Health Care Equipment & Supplies
AEC Parent Holdings, Inc.	(4)(5)(9)(17)	SOFR +	5.75%	9.97%	6/13/2022	6/13/2029		$24,365	$20,362	$12,182	0.03%
Bamboo US BidCo, LLC	(4)(11)	SOFR +	5.25%	9.01%	9/29/2023	9/30/2030	48,205		47,618	46,518	0.11
Bamboo US BidCo, LLC	(4)(11)	E +	5.25%	7.81%	9/29/2023	9/30/2030	EUR	74,571	78,169	81,493	0.20
Bamboo US BidCo, LLC	(4)(5)(11)	SOFR +	5.25%	9.01%	11/20/2024	9/30/2030	5,431		5,349	5,241	0.01
Bamboo US BidCo, LLC	(4)(11)	SOFR +	5.25%	9.01%	11/20/2024	9/30/2030	12,760		12,716	12,313	0.03
Bamboo US BidCo, LLC	(4)(5)(7)(11)	SOFR +	5.25%	9.15%	9/29/2023	10/1/2029	2,264		2,170	2,038	0.00
Ergotron Acquisition, LLC	(4)(10)	SOFR +	5.25%	9.16%	7/6/2022	7/6/2028	61,487		61,136	61,333	0.15
GCX Corporation Buyer, LLC	(4)(10)	SOFR +	5.50%	9.72%	9/13/2021	9/13/2027	188,100		187,501	186,219	0.45
GCX Corporation Buyer, LLC	(4)(10)	SOFR +	5.50%	9.39%	9/13/2021	9/13/2027	47,644		47,508	47,167	0.11
Natus Medical, Inc.	(4)(9)	SOFR +	5.25%	9.47%	7/21/2022	7/20/2029	29,210		28,387	29,173	0.07
WS Audiology USA II, LLC	(6)(8)	SOFR +	3.25%	7.02%	7/10/2026	2/28/2032	6,015		5,990	5,932	0.01
Zeus, LLC	(4)(10)	SOFR +	5.40%	9.47%	2/28/2024	2/28/2031	48,744		48,290	47,281	0.11
Zeus, LLC	(4)(5)(10)	SOFR +	5.40%	9.47%	2/28/2024	2/28/2031	4,506		4,474	4,371	0.01
Zeus, LLC	(4)(5)(7)(10)	SOFR +	5.40%	9.47%	2/28/2024	2/28/2030	1,142		1,083	936	0.00
									550,753	542,197	1.29
Health Care Providers & Services
123Dentist, Inc.	(4)(6)(10)	CA +	5.00%	7.29%	8/10/2022	8/10/2029	CAD	256,233	197,988	180,046	0.44
123Dentist, Inc.	(4)(5)(6)(10)	CA +	5.00%	7.29%	8/9/2024	8/10/2029	CAD	34,420	24,966	24,186	0.06
ADCS Clinics Intermediate Holdings, LLC	(4)(5)(11)	SOFR +	6.50%	10.27%	5/7/2021	5/7/2027	10,219		10,199	8,482	0.02
ADCS Clinics Intermediate Holdings, LLC	(4)(11)	SOFR +	6.50%	10.86%	5/7/2021	5/7/2027	8,405		8,391	6,977	0.02
ADCS Clinics Intermediate Holdings, LLC	(4)(5)(11)	SOFR +	6.50%	10.50%	5/7/2021	10/26/2026	3,902		3,902	3,238	0.01
ADCS Clinics Intermediate Holdings, LLC	(4)(5)(11)	SOFR +	6.50%	10.27%	4/14/2022	5/7/2027	246		245	204	0.00
Amerivet Partners Management, Inc.	(4)(5)(7)(10)	SOFR +	5.50%	9.60%	2/25/2022	2/25/2028	17,665		17,496	14,729	0.04
Amerivet Partners Management, Inc.	(4)(5)(10)	SOFR +	5.50%	9.60%	2/22/2023	2/25/2028	2,959		2,939	2,633	0.01
Aryeh Bidco Investment, Ltd.	(4)(6)(10)	CA +	5.00%	7.42%	1/14/2026	1/14/2033	CAD	42,679	30,463	29,989	0.07
Aryeh Bidco Investment, Ltd.	(4)(5)(6)(7)(10)	CA +	5.00%	7.42%	1/14/2026	1/14/2033	CAD	3,746	2,666	2,632	0.01
Aryeh Bidco Investment, Ltd.	(4)(5)(6)(7)(10)	CA +	5.00%	7.42%	1/14/2026	1/14/2033	CAD	681	464	479	0.00
Aryeh Bidco Investment, Ltd.	(4)(5)(6)(10)	SOFR +	5.00%	9.07%	1/14/2026	1/14/2033	1,135		1,136	1,135	0.00

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Health Care Providers & Services (continued)
Biotouch Global Solutions, Inc.	(4)(7)(11)	SOFR +	5.50%	9.26%	8/27/2025	8/27/2032		$128,841	$127,021	$123,466	0.30%
Biotouch Global Solutions, Inc.	(4)(5)(7)(11)	SOFR +	5.50%	9.26%	8/27/2025	8/27/2032		4,130	4,018	3,776	0.01
Canadian Hospital Specialties, Ltd.	(4)(6)(11)	CA +	4.50%	7.11%	4/15/2021	4/14/2028	CAD	14,405	11,466	10,122	0.02
Canadian Hospital Specialties, Ltd.	(4)(6)(7)(10)	CA +	4.50%	7.11%	4/15/2021	4/15/2027	CAD	2,700	1,729	1,897	0.00
Caramel Bidco, Limited	(4)(6)(8)	S +	6.00%	9.73%	2/11/2022	2/24/2029	GBP	60,000	79,413	69,806	0.17
Caramel Bidco, Limited	(4)(5)(6)(8)	S +	6.00%	9.73%	2/24/2022	2/24/2029	GBP	2,265	3,024	2,635	0.01
Caramel Bidco, Limited	(4)(6)(8)	E +	6.00%	8.49%	2/24/2022	2/24/2029	EUR	14,000	15,612	13,912	0.03
Caramel Bidco, Limited	(4)(6)(8)	SOFR +	6.00%	9.51%	2/24/2022	2/24/2029		6,125	6,265	5,390	0.01
CCBlue Bidco, Inc.	(4)(5)(10)	SOFR +	6.50%	10.57% (incl. 4.00% PIK)	12/21/2021	12/21/2028		613,882	610,882	518,730	1.26
CHG Healthcare Services, Inc.	(9)	SOFR +	3.00%	6.82%	5/7/2026	9/29/2031		3,970	3,974	3,964	0.01
CNT Holdings I Corp.	(10)	SOFR +	2.25%	6.07%	4/3/2025	11/8/2032		5,418	5,362	5,425	0.01
Commander Buyer, Inc.	(4)(7)(10)	SOFR +	4.50%	8.26%	6/26/2025	6/25/2032		160,219	158,367	159,704	0.39
Compsych Investments Corp.	(4)(7)(10)	SOFR +	4.75%	8.48%	7/22/2024	7/22/2031		47,402	47,218	46,359	0.11
CSC Mkg Topco, LLC	(4)(10)	SOFR +	5.00%	9.00%	2/1/2022	2/1/2029		157,536	156,483	157,536	0.38
CSC Mkg Topco, LLC	(4)(10)	SOFR +	5.00%	8.99%	8/1/2022	2/1/2029		21,084	20,838	21,084	0.05
DCA Investment Holding, LLC	(4)(5)(10)	SOFR +	6.00%	10.07%	6/2/2026	6/2/2031		18,681	18,681	18,681	0.05
DCA Investment Holding, LLC	(4)(5)(10)	SOFR +	5.00%	9.07%	6/2/2026	6/2/2031		3,196	3,015	3,196	0.01
Ensemble RCM, LLC	(8)	SOFR +	3.00%	6.82%	2/9/2026	2/9/2033		3,990	3,972	3,997	0.01
Global Medical Response, Inc.	(8)	SOFR +	2.75%	6.65%	9/11/2026	10/1/2032		3,461	3,459	3,464	0.01
Heartland Dental, LLC	(8)	SOFR +	3.00%	6.82%	9/11/2026	8/25/2032		5,851	5,855	5,846	0.01
Imagine 360, LLC	(4)(7)(10)	SOFR +	4.75%	8.82%	9/18/2024	10/2/2028		95,565	95,048	95,480	0.23
Inception Fertility Ventures, LLC	(4)(7)(10)	SOFR +	5.50%	9.36%	4/29/2024	4/29/2030		283,488	282,765	280,330	0.68
IVI America, LLC	(6)(8)	SOFR +	2.75%	6.82%	6/18/2026	4/9/2031		202	202	203	0.00
Jayhawk Buyer, LLC	(4)(11)	SOFR +	5.25%	9.18%	5/26/2021	4/15/2028		223,779	222,809	217,625	0.53
Kwol Acquisition, Inc.	(4)(7)(10)	SOFR +	5.00%	9.07%	12/8/2023	12/6/2029		10,220	10,089	10,191	0.02
Kwol Acquisition, Inc.	(4)(5)(10)	SOFR +	5.00%	9.07%	2/17/2026	12/12/2029		3,568	3,546	3,560	0.01
MB2 Dental Solutions, LLC	(4)(10)	SOFR +	5.50%	9.40%	2/13/2024	2/13/2031		36,892	36,660	36,892	0.09
MB2 Dental Solutions, LLC	(4)(10)	SOFR +	5.50%	9.40%	2/13/2024	2/13/2031		7,783	7,783	7,783	0.02
MB2 Dental Solutions, LLC	(4)(10)	SOFR +	5.50%	9.40%	2/13/2024	2/13/2031		5,457	5,429	5,457	0.01
MB2 Dental Solutions, LLC	(4)(5)(7)(10)	SOFR +	5.50%	9.40%	2/13/2024	2/13/2031		426	412	426	0.00
MED ParentCo, LP	(8)	SOFR +	3.00%	6.90%	2/3/2026	4/15/2031		5,955	5,959	5,952	0.01
Navigator Acquiror, Inc.	(4)(9)(17)	SOFR +	5.50%	9.50% (incl. 4.00% PIK)	7/16/2021	7/16/2030		552,046	544,017	387,812	0.94

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Health Care Providers & Services (continued)
Onex TSG Intermediate Corp.	(6)(8)	SOFR +	3.25%	7.32%	2/9/2026	8/6/2032		$4,478	$4,459	$4,493	0.01%
ONS MSO, LLC	(4)(5)(11)	SOFR +	5.75%	9.57% (incl. 5.00% PIK)	12/13/2023	7/8/2028		68,241	68,233	55,446	0.13
ONS MSO, LLC	(4)(5)(7)(11)	SOFR +	6.25%	10.07%	12/13/2023	7/8/2028		6,247	6,206	4,934	0.01
ONS MSO, LLC	(4)(5)(11)	SOFR +	5.75%	9.57% (incl. 5.00% PIK)	4/26/2024	7/8/2028		9,800	9,761	7,963	0.02
Outcomes Group Holdings, Inc.	(8)	SOFR +	3.00%	6.76%	3/5/2026	5/6/2031		4,072	4,081	4,096	0.01
Pacific Dental Services, Inc.	(8)	SOFR +	2.25%	6.15%	4/3/2025	3/15/2031		4,876	4,843	4,878	0.01
PPV Intermediate Holdings, LLC	(4)(10)	SOFR +	5.75%	9.51%	8/31/2022	8/31/2029		124,070	123,084	121,589	0.30
PPV Intermediate Holdings, LLC	(4)(5)(11)	SOFR +	6.00%	9.76%	9/6/2023	8/31/2029		12,525	12,443	12,216	0.03
PPV Intermediate Holdings, LLC	(4)(5)(7)(10)	SOFR +	5.75%	9.51%	8/31/2022	8/31/2029		3,964	3,882	3,766	0.01
PSKW Intermediate, LLC	(4)(11)	SOFR +	5.50%	9.50%	12/11/2024	3/9/2028		11,859	11,859	11,741	0.03
Raven Acquisition Holdings, LLC	(6)(7)(8)	SOFR +	3.00%	6.90%	4/10/2025	11/19/2031		2,758	2,699	2,758	0.01
Smile Doctors, LLC	(4)(10)	SOFR +	5.90%	9.75%	6/9/2023	12/23/2028		508,905	505,548	493,637	1.20
Smile Doctors, LLC	(4)(7)(10)	SOFR +	5.90%	9.75%	6/9/2023	12/23/2028		121,604	119,693	116,137	0.28
Snoopy Bidco, Inc.	(4)(10)	SOFR +	6.50%	10.59% (incl. 5.50% PIK)	6/1/2021	6/1/2028		758,203	755,406	716,502	1.74
Southern Veterinary Partners, LLC	(8)	SOFR +	2.50%	6.76%	7/22/2025	12/4/2031		10,083	10,120	10,083	0.02
Stepping Stones Healthcare Services, LLC	(4)(7)(10)	SOFR +	4.75%	8.82%	1/5/2026	1/5/2033		205,213	202,976	204,066	0.50
Stepping Stones Healthcare Services, LLC	(4)(5)(7)(10)	P +	3.75%	10.75%	1/5/2026	1/5/2033		4,730	4,518	4,582	0.01
The Fertility Partners, Inc.	(4)(6)(7)(10)	CA +	5.75%	8.33%	3/16/2022	3/16/2028	CAD	98,690	76,422	69,346	0.17
UMP Holdings, LLC	(4)(10)	SOFR +	5.25%	8.98%	7/15/2022	7/15/2028		9,329	9,274	9,073	0.02
UMP Holdings, LLC	(4)(5)(10)	SOFR +	5.25%	9.28%	7/15/2022	7/15/2028		12,799	12,770	12,447	0.03
Unified Women's Healthcare, LP	(4)(9)	SOFR +	5.00%	9.07%	6/16/2022	6/18/2029		862,706	862,706	854,079	2.08
Unified Women's Healthcare, LP	(4)(5)(9)	SOFR +	5.00%	9.07%	3/22/2024	6/18/2029		4,903	4,884	4,854	0.01
Unified Women's Healthcare, LP	(4)(5)(7)(9)	SOFR +	5.00%	9.07%	3/22/2024	6/18/2029		3,945	3,890	3,873	0.01
Unified Women's Healthcare, LP	(4)(7)(9)	SOFR +	5.00%	9.07%	9/22/2025	6/18/2029		49,141	48,902	47,631	0.12

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Health Care Providers & Services (continued)
US Oral Surgery Management Holdco, LLC	(4)(10)	SOFR +	5.25%	9.11%	11/18/2021	11/20/2028		$153,992	$153,358	$153,992	0.37%
US Oral Surgery Management Holdco, LLC	(4)(7)(10)	SOFR +	5.25%	9.42%	11/18/2021	11/20/2028		64,821	64,532	64,821	0.16
US Oral Surgery Management Holdco, LLC	(4)(5)(10)	SOFR +	5.25%	9.11%	8/16/2023	11/20/2028		6,191	6,148	6,191	0.02
US Oral Surgery Management Holdco, LLC	(4)(5)(10)	SOFR +	5.25%	9.42%	12/5/2022	11/20/2028		107	107	107	0.00
US Oral Surgery Management Holdco, LLC	(4)(5)(7)(10)	SOFR +	5.25%	9.17%	8/16/2023	11/20/2028		28,635	28,400	28,635	0.07
Veonet Lense, GmbH	(6)(8)	S +	4.75%	8.48%	2/26/2025	3/14/2029	GBP	253,448	323,006	306,070	0.74
WHCG Purchaser III, Inc.	(4)(5)(7)(10)	SOFR +	6.50%	10.57% (incl. 5.29% PIK)	8/2/2024	6/29/2029		50,166	50,166	50,166	0.12
WHCG Purchaser III, Inc.	(4)(5)(10)(17)		10.00%	10.00% PIK	8/2/2024	6/30/2030		44,245	14,654	34,069	0.08
									6,311,258	5,929,672	14.39
Health Care Technology
Accuity Delivery Systems, LLC	(4)(7)(9)	SOFR +	4.75%	8.51%	5/29/2025	5/29/2031		166,102	165,566	165,954	0.40
athenahealth Group, Inc.	(9)	SOFR +	3.25%	7.15%	5/27/2026	2/16/2032		12,287	12,243	12,287	0.03
Brilliance Technologies, Inc.	(4)(7)(9)	SOFR +	4.50%	8.32%	3/11/2025	3/11/2032		89,375	88,826	88,663	0.22
Brilliance Technologies, Inc.	(4)(5)(9)	SOFR +	4.50%	8.32%	3/11/2025	3/11/2032		142,999	142,450	142,284	0.35
Brilliance Technologies, Inc.	(4)(9)	SOFR +	4.50%	8.32%	5/16/2025	3/11/2032		196,449	195,675	195,467	0.48
Brilliance Technologies, Inc.	(4)(5)(7)(9)	SOFR +	4.50%	8.32%	5/16/2025	3/11/2032		33,171	32,887	32,624	0.08
Caerus US 1, Inc.	(4)(6)(10)	SOFR +	5.00%	9.07%	5/25/2022	5/25/2031		434,435	431,148	412,713	1.00
Caerus US 1, Inc.	(4)(5)(6)(7)(10)	SOFR +	5.00%	8.90%	5/25/2022	5/25/2031		48,699	48,313	45,311	0.11
Caerus US 1, Inc.	(4)(6)(10)	SOFR +	5.00%	9.07%	10/28/2022	5/25/2031		35,480	35,325	33,706	0.08
Caerus US 1, Inc.	(4)(6)(10)	SOFR +	5.00%	9.07%	10/28/2022	5/25/2031		242,407	241,599	230,286	0.56
Caerus US 1, Inc.	(4)(6)(10)	SOFR +	5.00%	9.07%	3/27/2024	5/25/2031		68,593	68,593	65,163	0.16
Color Intermediate, LLC	(4)(10)	SOFR +	4.75%	8.92%	7/2/2024	10/4/2029		358,735	354,904	355,148	0.86
Continental Buyer, Inc.	(4)(7)(10)	SOFR +	4.75%	8.65%	2/14/2025	4/2/2031		57,869	57,342	57,819	0.14
Continental Buyer, Inc.	(4)(10)	SOFR +	4.75%	8.65%	10/21/2025	4/2/2031		34,476	34,333	34,476	0.08
Continental Buyer, Inc.	(4)(5)(7)(10)	SOFR +	4.75%	8.65%	10/21/2025	4/2/2031		1,970	1,956	1,970	0.00
Cotiviti, Inc.	(8)	SOFR +	2.75%	6.43%	5/1/2024	5/1/2031		1,931	1,925	1,857	0.00

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Health Care Technology (continued)
Cronos Crimson Holdings, Inc.	(4)(10)	SOFR +	6.09%	9.99%	3/1/2021	3/1/2028	$71,173	$70,742	$70,462	0.17%
Cronos Crimson Holdings, Inc.	(4)(10)	SOFR +	6.09%	10.22%	3/1/2021	3/1/2028	14,758	14,706	14,610	0.04
CT Technologies Intermediate Holdings, Inc.	(4)(7)(10)	SOFR +	5.00%	8.90%	8/30/2024	9/2/2031	160,505	159,136	160,161	0.39
CT Technologies Intermediate Holdings, Inc.	(4)(10)	SOFR +	4.75%	8.65%	8/5/2025	9/2/2031	159,518	158,226	157,923	0.38
CT Technologies Intermediate Holdings, Inc.	(4)(10)	SOFR +	4.75%	8.65%	7/10/2025	9/2/2031	68,334	67,787	67,650	0.16
CT Technologies Intermediate Holdings, Inc.	(4)(5)(7)(10)	SOFR +	4.75%	8.65%	7/10/2025	9/2/2031	30,091	29,810	29,689	0.07
GI Ranger Intermediate, LLC	(4)(7)(10)	SOFR +	6.00%	10.23%	10/29/2021	10/30/2028	110,867	110,303	92,705	0.23
Healthcomp Holding Company, LLC	(4)(10)	SOFR +	5.75%	9.49%	11/8/2023	11/8/2029	187,070	186,160	167,428	0.41
Kona Buyer, LLC	(4)(7)(10)	SOFR +	4.50%	8.25%	7/23/2024	7/23/2031	211,862	210,226	210,349	0.51
Kona Buyer, LLC	(4)(5)(10)	SOFR +	4.50%	8.26%	7/23/2024	7/23/2031	53,320	53,109	53,053	0.13
Kona Buyer, LLC	(4)(10)	SOFR +	4.50%	8.26%	7/23/2024	7/23/2031	59,872	59,635	59,572	0.14
Kona Buyer, LLC	(4)(5)(10)	SOFR +	4.50%	8.25%	7/23/2024	7/23/2031	15,931	16,097	15,852	0.04
Kona Buyer, LLC	(4)(5)(7)(10)	SOFR +	4.50%	8.26%	7/23/2024	7/23/2031	3,691	3,305	3,519	0.01
Magic Bidco, Inc.	(4)(5)(10)	SOFR +	5.75%	9.51%	7/1/2024	7/1/2030	8,299	8,169	7,594	0.02
Magic Bidco, Inc.	(4)(10)	SOFR +	5.75%	9.51%	7/1/2024	7/1/2030	56,950	56,165	52,109	0.13
Magic Bidco, Inc.	(4)(5)(10)	SOFR +	5.75%	9.51%	7/1/2024	7/1/2030	2,751	2,750	2,517	0.01
MEDX AMCP Holdings, LLC	(4)(5)(7)(10)	SOFR +	4.50%	8.57%	7/21/2025	7/21/2032	26,657	26,382	26,301	0.06
Modernizing Medicine, Inc.	(4)(7)(10)	SOFR +	4.75%	8.82% (incl. 2.25% PIK)	4/30/2025	4/30/2032	46,448	46,057	46,406	0.11
Neptune Holdings, Inc.	(4)(7)(10)	SOFR +	4.50%	8.57%	12/12/2024	8/31/2030	14,588	14,359	14,428	0.04
Netsmart Technologies, Inc.	(4)(7)(10)	SOFR +	5.20%	9.10% (incl. 2.70% PIK)	8/23/2024	8/25/2031	140,485	139,306	137,886	0.34
Octane Purchaser, Inc.	(4)(7)(9)	SOFR +	4.35%	8.25%	5/19/2025	5/19/2032	167,453	166,637	165,602	0.40
Octane Purchaser, Inc.	(4)(9)	SOFR +	4.35%	8.25%	5/19/2025	5/19/2032	88,133	87,769	87,252	0.21
Project Ruby Ultimate Parent Corp.	(8)	SOFR +	2.75%	6.77%	7/18/2025	3/10/2028	8,974	8,974	8,979	0.02
QF Holdings, Inc.	(4)(7)(9)	SOFR +	4.50%	8.57%	12/29/2025	12/15/2032	116,279	115,705	115,635	0.28
QF Holdings, Inc.	(4)(5)(7)(9)	SOFR +	4.50%	8.40%	12/29/2025	12/15/2032	502	435	427	0.00
Rocky MRA Acquisition Corp.	(4)(9)	SOFR +	5.00%	8.85%	4/1/2022	4/2/2029	164,433	163,687	164,433	0.40
Signant Finance One, Ltd.	(4)(7)(10)	SOFR +	5.50%	9.57% (incl. 3.00% PIK)	10/16/2025	10/16/2031	412,709	409,028	410,391	1.00
Signant Finance One, Ltd.	(4)(5)(7)(10)	SOFR +	5.00%	9.07%	10/16/2025	10/16/2031	19,683	19,349	19,485	0.05
Vizient, Inc.	(9)	SOFR +	1.75%	5.65%	8/1/2024	8/1/2031	2,475	2,488	2,480	0.01
Waystar Technologies, Inc.	(4)(8)	SOFR +	2.00%	5.90%	8/6/2025	10/22/2029	6,289	6,289	6,289	0.02
								4,325,876	4,246,915	10.33

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Hotels, Restaurants & Leisure
Alterra Mountain, Co.	(8)	SOFR +	2.50%	6.40%	7/23/2025	8/17/2028		$7,240	$7,240	$7,255	0.02%
Bulldog Purchaser, Inc.	(9)	SOFR +	3.25%	7.15%	2/5/2026	2/4/2033		3,483	3,491	3,487	0.01
Caesars Entertainment, Inc.	(6)(9)	SOFR +	2.25%	6.15%	2/6/2023	2/6/2030		5,840	5,851	5,670	0.01
Caesars Entertainment, Inc.	(6)(9)	SOFR +	2.25%	6.15%	6/16/2025	2/6/2031		3,672	3,669	3,509	0.01
FanDuel Group Financing, LLC	(6)(9)	SOFR +	1.75%	5.82%	4/3/2025	11/30/2030		5,198	5,138	5,126	0.01
Fertitta Entertainment, LLC	(9)	SOFR +	3.25%	7.15%	1/27/2022	1/27/2029		14,922	14,865	14,942	0.04
Flynn Restaurant Group, LP	(8)	SOFR +	3.75%	7.65%	4/3/2025	1/28/2032		7,410	7,341	6,990	0.02
IRB Holding Corp.	(9)	SOFR +	2.50%	6.40%	11/17/2025	12/16/2030		11,835	11,835	11,838	0.03
Light & Wonder International, Inc.	(6)(9)	SOFR +	2.00%	5.90%	1/22/2026	4/16/2029		638	640	639	0.00
Mic Glen, LLC	(9)	SOFR +	3.25%	7.15%	7/29/2025	7/21/2028		12,503	12,503	12,533	0.03
New Red Finance, Inc.	(6)(8)	SOFR +	1.75%	5.65%	6/16/2024	9/20/2030		12,843	12,735	12,840	0.03
Pioneer Opco, LLC	(8)	SOFR +	3.25%	7.15%	5/14/2026	5/15/2033		1,254	1,248	1,258	0.00
Raising Cane's Restaurants, LLC	(8)	SOFR +	2.00%	5.76%	6/5/2026	6/6/2033		6,030	6,009	5,951	0.01
Scientific Games Holdings, LP	(9)	SOFR +	3.00%	6.75%	6/11/2024	4/4/2029		19,383	19,404	17,172	0.04
Tacala Investment Corp.	(10)	SOFR +	3.00%	6.90%	9/16/2025	1/31/2031		2,926	2,933	2,935	0.01
Voyager Parent, LLC	(6)(8)	SOFR +	4.25%	8.32%	7/18/2025	7/1/2032		3,960	3,830	3,970	0.01
									118,732	116,115	0.28
Independent Power and Renewable Electricity Producers
Cogentrix Finance Holdco I, LLC	(8)	SOFR +	2.25%	6.15%	8/7/2025	2/26/2032		1,856	1,861	1,857	0.00
Industrial Conglomerates
CEP V Investment 11 S.à r.l.	(4)(6)(8)	SA +	6.52%	7.20%	5/6/2022	2/11/2028	CHF	47,449	47,905	54,361	0.13
CEP V Investment 11 S.à r.l.	(4)(6)(10)	E +	6.45%	9.22%	3/31/2023	2/23/2028	EUR	66,051	64,598	71,368	0.17
Excelitas Technologies Corp.	(4)(8)	E +	5.25%	7.73%	8/12/2022	8/13/2029	EUR	24,374	24,835	27,326	0.07
Excelitas Technologies Corp.	(4)(7)(10)	SOFR +	5.25%	9.15%	8/12/2022	8/13/2029		33,241	32,902	32,761	0.08
									170,240	185,816	0.45

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Insurance
Alera Group, Inc.	(9)	SOFR +	2.75%	6.65%	1/23/2026	5/30/2032		$11,140	$11,095	$10,884	0.03%
Alliant Holdings Intermediate, LLC	(8)	SOFR +	2.50%	6.40%	7/31/2025	9/19/2031		6,052	6,010	6,020	0.01
Amerilife Holdings, LLC	(4)(10)	SOFR +	5.00%	8.80%	6/17/2024	8/31/2029		681,863	677,192	680,158	1.65
Amerilife Holdings, LLC	(4)(5)(7)(10)	SOFR +	5.00%	8.80%	6/17/2024	8/31/2028		17,332	16,964	17,158	0.04
Amerilife Holdings, LLC	(4)(5)(7)(10)	SOFR +	5.00%	8.80%	6/17/2024	8/31/2029		8,651	8,626	8,547	0.02
AmWINS Group, Inc.	(10)	SOFR +	2.00%	5.90%	1/14/2026	1/30/2032		2,957	2,933	2,923	0.01
Baldwin Insurance Group Holdings, LLC	(6)(8)	SOFR +	2.50%	6.29%	9/12/2025	5/26/2031		11,721	11,716	11,729	0.03
Beacon Dc, Ltd.	(4)(6)(10)	SOFR +	4.75%	8.82%	12/4/2025	12/4/2032		4,975	4,909	4,900	0.01
Beacon Dc, Ltd.	(4)(5)(6)(7)(10)	SOFR +	4.75%	8.82%	12/4/2025	12/4/2032		105	98	93	0.00
Beacon Dc, Ltd.	(4)(5)(6)(10)	SOFR +	4.75%	8.82%	12/4/2025	12/4/2032		995	982	981	0.00
Beacon Dc, Ltd.	(4)(5)(6)(10)	SOFR +	4.75%	8.73%	7/30/2026	12/4/2032		50	49	49	0.00
Beacon Dc, Ltd.	(4)(6)(7)(10)	SOFR +	4.75%	8.80%	9/25/2026	12/4/2032		33,948	33,441	33,439	0.08
BroadStreet Partners, Inc.	(8)	SOFR +	2.50%	6.40%	6/14/2024	6/13/2031		23,933	23,874	23,489	0.06
CRC Insurance Group, LLC	(8)	SOFR +	2.75%	6.82%	12/6/2024	5/6/2031		15,385	15,374	15,140	0.04
Foundation Risk Partners Corp.	(4)(10)	SOFR +	4.75%	8.82%	10/29/2021	10/29/2030		31,508	31,309	31,508	0.08
Foundation Risk Partners Corp.	(4)(5)(10)	SOFR +	4.75%	8.82%	11/17/2023	10/29/2030		26,477	26,266	26,477	0.06
Foundation Risk Partners Corp.	(4)(10)	SOFR +	4.75%	8.82%	4/14/2022	10/29/2030		33,910	33,677	33,910	0.08
Foundation Risk Partners Corp.	(4)(5)(7)(10)	SOFR +	4.75%	8.82%	10/21/2024	10/29/2030		35,884	35,692	35,884	0.09
Foundation Risk Partners Corp.	(4)(10)	SOFR +	4.75%	8.82%	9/24/2025	10/29/2030		6,728	6,728	6,728	0.02
Foundation Risk Partners Corp.	(4)(5)(10)	SOFR +	4.75%	8.82%	9/24/2025	10/29/2030		3,144	3,144	3,144	0.01
Foundation Risk Partners Corp.	(4)(5)(7)(10)	SOFR +	4.75%	8.82%	10/29/2021	10/29/2029		6,101	6,008	6,101	0.01
Galway Borrower, LLC	(4)(10)	SOFR +	4.50%	8.57%	9/30/2021	9/29/2028		237,262	236,224	236,669	0.58
Galway Borrower, LLC	(4)(5)(10)	SOFR +	4.50%	8.57%	9/30/2021	9/29/2028		753	751	751	0.00
Galway Borrower, LLC	(4)(5)(7)(10)	SOFR +	4.50%	8.57%	4/28/2023	9/29/2028		3,251	3,136	3,200	0.01
Galway Borrower, LLC	(4)(5)(7)(10)	SOFR +	4.50%	8.57%	4/28/2023	9/29/2028		1,986	1,961	1,959	0.00
Gimlet Bidco, GmbH	(4)(6)(8)	E +	5.00%	7.46%	4/15/2024	4/23/2031	EUR	110,003	115,329	124,573	0.30
Gimlet Bidco, GmbH	(4)(6)(8)	E +	5.00%	7.46%	4/15/2024	4/23/2031	EUR	44,816	47,005	50,752	0.12

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Insurance (continued)
Higginbotham Insurance Agency, Inc.	(4)(6)(11)	SOFR +	4.50%	8.40%	12/11/2025	6/11/2031		$97,838	$97,787	$97,838	0.24%
Higginbotham Insurance Agency, Inc.	(4)(5)(6)(7)(11)	SOFR +	4.50%	8.40%	12/11/2025	6/11/2031	14,397		14,356	14,397	0.04
High Street Buyer, Inc.	(4)(10)	SOFR +	4.50%	8.57%	4/16/2021	4/14/2028	18,842		18,788	18,842	0.05
High Street Buyer, Inc.	(4)(5)(7)(10)	SOFR +	4.50%	8.57%	4/16/2021	4/14/2028	80,839		80,419	80,756	0.20
High Street Buyer, Inc.	(4)(5)(11)	SOFR +	4.50%	8.57%	1/2/2025	4/14/2028	43,547		43,221	43,547	0.11
High Street Buyer, Inc.	(4)(10)	SOFR +	4.50%	8.57%	4/16/2021	4/14/2028	75,675		75,334	75,675	0.18
High Street Buyer, Inc.	(4)(5)(7)(10)	SOFR +	4.50%	8.57%	7/18/2025	4/14/2028	15,871		15,708	15,871	0.04
HUB International, Ltd.	(8)	SOFR +	2.25%	5.98%	4/4/2025	6/20/2030	841		829	842	0.00
Hyperion Refinance S.à r.l.	(6)(9)	SOFR +	2.75%	6.65%	8/4/2025	2/15/2031	14,745		14,631	14,228	0.03
Integrity Marketing Acquisition, LLC	(4)(7)(10)	SOFR +	5.00%	8.76%	8/27/2024	8/25/2028	272,306		271,322	272,074	0.66
Knight Acquireco, LLC	(4)(9)	SOFR +	4.50%	8.26%	11/7/2025	11/7/2032	70,287		69,981	70,287	0.17
Knight Acquireco, LLC	(4)(5)(7)(9)	SOFR +	4.50%	8.34%	11/7/2025	11/7/2032	3,132		3,078	3,132	0.01
Koala Investment Holdings, Inc.	(4)(7)(10)	SOFR +	4.25%	8.32%	8/29/2025	8/29/2032	88,402		87,592	86,962	0.21
Koala Investment Holdings, Inc.	(4)(5)(7)(10)	SOFR +	4.25%	7.94%	8/29/2025	8/29/2032	7,045		6,711	5,850	0.01
Lockton, Inc.	(8)	SOFR +	2.00%	5.82%	5/7/2026	5/9/2033	647		644	647	0.00
MRH Trowe Beteiligungsgesellschaft mbH	(4)(6)(7)(8)	E +	5.00%	7.51%	5/15/2025	5/17/2032	EUR	417	462	451	0.00
MRH Trowe Beteiligungsgesellschaft mbH	(4)(6)(7)(8)	E +	5.00%	7.48%	5/15/2025	11/17/2031	EUR	8	8	7	0.00
OneDigital Borrower, LLC	(9)	SOFR +	3.00%	6.90%	1/28/2025	7/2/2031	9,775		9,775	9,673	0.02
Paisley Bidco, Ltd.	(4)(5)(6)(7)(8)	S +	5.50%	9.23% (incl. 2.00% PIK)	4/17/2024	5/7/2031	GBP	15,213	18,936	18,247	0.04
Paisley Bidco, Ltd.	(4)(5)(6)(8)	E +	5.50%	7.96% (incl. 2.00% PIK)	4/17/2024	5/7/2031	EUR	8,068	8,615	8,269	0.02
Paisley Bidco, Ltd.	(4)(5)(6)(8)	E +	5.50%	7.96% (incl. 2.00% PIK)	4/17/2024	5/7/2031	EUR	7,117	7,374	7,293	0.02
Paisley Bidco, Ltd.	(4)(5)(6)(8)	E +	5.50%	7.96% (incl. 2.00% PIK)	7/31/2025	5/7/2031	EUR	6,901	7,905	7,072	0.02
Patriot Growth Insurance Services, LLC	(4)(10)	SOFR +	5.00%	9.22%	10/14/2021	10/16/2028	23,543		23,445	22,837	0.06
Patriot Growth Insurance Services, LLC	(4)(5)(7)(10)	SOFR +	5.00%	9.07%	11/17/2023	10/16/2028	26,283		26,123	25,352	0.06
Riser Merger Sub, Inc.	(4)(10)	SOFR +	4.75%	8.82%	4/15/2025	10/31/2029	19,668		19,668	19,373	0.05
Riser Merger Sub, Inc.	(4)(10)	S +	4.75%	8.48%	4/15/2025	10/31/2029	GBP	33,311	43,651	43,504	0.11
Riser Merger Sub, Inc.	(4)(5)(7)(10)	SOFR +	4.75%	8.80%	4/15/2025	10/31/2029	18,023		17,721	17,283	0.04

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Insurance (continued)
SG Acquisition, Inc.	(4)(7)(10)	SOFR +	4.75%	8.50%	4/3/2024	4/3/2030		$195,274	$194,254	$195,274	0.47%
Simplicity Financial Marketing Group Holdings, Inc.	(4)(6)(7)(10)	SOFR +	5.00%	9.07%	12/31/2024	12/31/2031	56,554		55,977	56,375	0.14
Sparta UK Bidco, Ltd.	(4)(6)(8)	S +	5.50%	9.23%	9/25/2024	9/25/2031	GBP	44,570	58,956	58,502	0.14
Sparta UK Bidco, Ltd.	(4)(6)(8)	E +	5.50%	8.51%	9/25/2024	9/25/2031	EUR	1,177	1,317	1,320	0.00
SQ ABS Issuer, LLC	(4)(5)(6)(8)		7.80%	7.80%	10/11/2024	10/20/2039	14,174		14,090	14,032	0.03
Tennessee Bidco, Limited	(4)(5)(6)(8)	E +	5.50%	8.07% (incl. 2.00% PIK)	7/1/2024	7/1/2031	EUR	4,701	5,794	5,257	0.01
Tennessee Bidco, Limited	(4)(6)(8)	S +	5.50%	9.23% (incl. 2.00% PIK)	7/1/2024	7/1/2031	GBP	155,339	208,755	203,382	0.49
Tennessee Bidco, Limited	(4)(5)(6)(8)	S +	5.50%	9.23% (incl. 2.00% PIK)	7/1/2024	7/1/2031	GBP	18,450	23,253	24,156	0.06
Tennessee Bidco, Limited	(4)(6)(8)	SOFR +	5.50%	9.35% (incl. 2.00% PIK)	7/1/2024	7/1/2031	567,381		557,704	560,289	1.36
Tennessee Bidco, Limited	(4)(5)(6)(8)	SOFR +	5.50%	9.36% (incl. 2.00% PIK)	7/1/2024	7/1/2031	104,685		104,166	103,377	0.25
Tennessee Bidco, Limited	(4)(5)(6)(8)	E +	5.50%	8.11% (incl. 2.00% PIK)	7/1/2024	7/1/2031	EUR	49,864	57,332	55,763	0.14
Tennessee Bidco, Limited	(4)(5)(6)(7)(8)	S +	5.50%	9.23% (incl. 2.00% PIK)	5/9/2025	7/1/2031	GBP	1,971	3,113	1,927	0.00
Tennessee Bidco, Limited	(4)(5)(6)(8)	SOFR +	5.50%	9.36% (incl. 2.00% PIK)	5/9/2025	7/1/2031	34,464		34,313	34,033	0.08
Tennessee Bidco, Limited	(4)(5)(6)(8)	E +	5.50%	8.26% (incl. 2.00% PIK)	5/9/2025	7/1/2031	EUR	32,251	37,557	36,066	0.09
THG Acquisition, LLC	(4)(10)	SOFR +	4.75%	8.65%	10/31/2024	10/31/2031	65,975		65,496	65,316	0.16
THG Acquisition, LLC	(4)(5)(7)(10)	SOFR +	4.75%	8.65%	10/31/2024	10/31/2031	2,858		2,804	2,784	0.01
THG Acquisition, LLC	(4)(5)(7)(10)	SOFR +	4.75%	8.65%	10/31/2024	10/31/2031	12,611		12,511	12,462	0.03
USI, Inc.	(8)	SOFR +	2.25%	6.32%	12/23/2024	11/21/2029	6,743		6,743	6,748	0.02
USI, Inc.	(8)	SOFR +	2.25%	6.32%	12/23/2024	9/29/2030	7,360		7,289	7,365	0.02
World Insurance Associates, LLC	(4)(7)(11)	SOFR +	5.00%	9.07%	2/14/2025	4/3/2030	125,778		124,755	125,703	0.31
									3,920,756	3,927,606	9.54

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Interactive Media & Services
North Haven Ushc Acquisition, Inc.	(4)(11)	SOFR +	5.25%	9.42%	8/28/2024	10/29/2027		$12,273	$12,210	$11,291	0.03%
North Haven Ushc Acquisition, Inc.	(4)(5)(11)	SOFR +	5.25%	9.42%	8/28/2024	10/29/2027	7,187		7,150	6,612	0.02
North Haven Ushc Acquisition, Inc.	(4)(5)(11)	SOFR +	5.25%	9.11%	8/28/2024	10/29/2027	3,059		3,043	2,814	0.01
North Haven Ushc Acquisition, Inc.	(4)(5)(11)	SOFR +	5.25%	9.42%	8/28/2024	10/29/2027	6,236		6,214	5,737	0.01
North Haven Ushc Acquisition, Inc.	(4)(5)(11)	SOFR +	5.25%	9.42%	8/28/2024	10/29/2027	3,556		3,538	3,272	0.01
North Haven Ushc Acquisition, Inc.	(4)(11)	SOFR +	5.25%	9.19%	8/28/2024	10/29/2027	21,897		21,786	20,146	0.05
North Haven Ushc Acquisition, Inc.	(4)(5)(7)(11)	SOFR +	5.25%	9.42%	8/28/2024	10/29/2027	15,522		15,435	14,157	0.03
Project Boost Purchaser, LLC	(8)	SOFR +	2.75%	6.82%	7/16/2024	7/16/2031	23,809		23,749	23,342	0.06
Titan Acquisitionco New Zealand, Ltd.	(4)(6)(7)(8)	B +	4.00%	7.28%	5/29/2025	4/17/2031	NZD	39,781	26,894	21,811	0.05
WH Borrower, LLC	(9)	SOFR +	4.25%	8.20%	9/11/2026	2/20/2032	22,524		22,438	22,651	0.06
									142,457	131,833	0.33
IT Services
Anthracite Buyer, Inc.	(4)(7)(10)	SOFR +	4.50%	8.25%	12/3/2025	12/3/2032	79,838		79,290	78,824	0.19
Blackhawk Network Holdings, Inc.	(11)	SOFR +	3.50%	7.40%	2/6/2026	3/12/2029	2,481		2,484	2,449	0.01
Cassipoee, SASU	(4)(5)(6)(8)	E +	4.25%	6.84%	2/26/2025	2/26/2032	EUR	160	165	178	0.00
Denali TopCo, LLC	(4)(7)(10)	SOFR +	4.25%	8.07%	8/26/2025	8/26/2032	91,445		90,643	90,265	0.22
Fern Bidco, Ltd.	(4)(6)(8)	S +	5.25%	8.98%	7/1/2024	7/1/2031	GBP	40,356	50,347	53,105	0.13
Fern Bidco, Ltd.	(4)(5)(6)(7)(8)	S +	5.25%	8.98%	7/1/2024	7/1/2031	GBP	8,740	10,913	11,387	0.03
Firmus Supercloud PTY, Ltd.	(4)(5)(6)(7)(11)	SOFR +	5.13%	9.03%	4/21/2026	3/15/2032	104,379		102,334	102,970	0.25
Infostretch Corporation	(4)(10)	SOFR +	5.75%	9.97%	4/1/2022	4/1/2028	175,222		174,346	147,625	0.36
Inovalon Holdings, Inc.	(4)(10)	SOFR +	5.50%	9.51% (incl. 2.75% PIK)	4/11/2025	11/24/2028	1,134,194		1,126,407	1,066,142	2.59
KEN Bidco, Ltd.	(4)(5)(6)(10)	S +	6.00%	10.01%	5/3/2024	10/14/2028	GBP	14,468	17,979	13,812	0.03
Monterey Financing, S.à r.l.	(4)(6)(8)	CI +	6.00%	8.14%	9/28/2022	9/28/2029	DKK	560,750	73,177	82,819	0.20
Monterey Financing, S.à r.l.	(4)(6)(9)	N +	6.00%	10.37%	9/28/2022	9/28/2029	NOK	105,862	9,759	10,723	0.03
Monterey Financing, S.à r.l.	(4)(6)(8)	ST +	6.00%	8.18%	9/28/2022	9/28/2029	SEK	243,186	21,522	23,664	0.06
Monterey Financing, S.à r.l.	(4)(6)(8)	E +	6.00%	8.17%	9/28/2022	9/28/2029	EUR	156,764	153,504	173,089	0.42
Namecheap, Inc.	(4)(10)	SOFR +	4.75%	8.75%	5/21/2026	5/21/2033	70,652		69,982	69,945	0.17
Nephele III, BV	(4)(5)(6)(7)(8)	E +	4.35%	6.94%	3/31/2025	1/14/2032	EUR	267	285	302	0.00
Newfold Digital Holdings Group, Inc.	(10)	SOFR +	3.60%	7.36%	12/8/2025	4/30/2029	30,811		30,261	26,459	0.06
Newfold Digital Holdings Group, Inc.	(10)(17)	SOFR +	3.60%	7.36%	12/8/2025	4/30/2029	6,314		5,944	3,215	0.01
Newfold Digital Holdings Group, Inc.	(5)(10)	SOFR +	5.75%	9.51%	12/8/2025	4/30/2029	424		411	364	0.00

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
IT Services (continued)
PPT Purchaser, LLC	(4)(7)(9)	SOFR +	4.25%	8.32%	12/9/2025	12/23/2032		$577,449	$576,066	$575,894	1.40%
PPT Purchaser, LLC	(4)(5)(7)(9)	P +	3.25%	10.25%	12/22/2025	12/23/2032		7,859	7,482	7,647	0.02
Razor Holdco, LLC	(4)(10)	SOFR +	5.75%	9.61%	10/25/2021	10/25/2027		95,717	95,377	91,888	0.22
Red River Technology, LLC	(4)(5)(11)	SOFR +	6.00%	9.99%	5/26/2021	11/26/2028		143,640	143,368	129,635	0.32
Red River Technology, LLC	(4)(5)(11)	SOFR +	6.00%	9.99%	12/1/2025	11/26/2028		16,099	15,967	14,529	0.04
Redwood Services Group, LLC	(4)(10)	SOFR +	5.00%	9.08%	1/3/2025	6/15/2029		146,940	145,874	146,940	0.36
Redwood Services Group, LLC	(4)(10)	SOFR +	5.00%	9.08%	2/5/2024	6/15/2029		35,371	35,175	35,371	0.09
Redwood Services Group, LLC	(4)(5)(7)(10)	SOFR +	5.00%	9.08%	2/5/2024	6/15/2029		15,679	15,454	14,963	0.04
Smartronix, LLC	(8)	SOFR +	4.50%	8.40%	2/7/2025	2/6/2032		297,366	291,687	289,746	0.70
Smartronix, LLC	(4)(5)(7)(8)	SOFR +	3.50%	7.40%	2/7/2025	2/7/2030		1,368	1,162	590	0.00
Turing Holdco, Inc.	(4)(6)(8)	E +	6.00%	8.77%	10/14/2021	10/14/2028	EUR	17,743	20,315	14,467	0.04
Turing Holdco, Inc.	(4)(6)(8)	E +	6.00%	9.07%	10/14/2021	10/14/2028	EUR	6,618	7,534	5,396	0.01
Turing Holdco, Inc.	(4)(6)(8)	SOFR +	6.00%	10.36%	10/14/2021	10/14/2028		6,883	7,044	4,955	0.01
Turing Holdco, Inc.	(4)(6)(8)	SOFR +	6.00%	10.36%	10/14/2021	10/14/2028		13,755	13,647	9,904	0.02
Turing Holdco, Inc.	(4)(5)(6)(10)	S +	6.00%	10.01%	5/3/2024	10/14/2028	GBP	24,293	30,185	23,190	0.06
Turing Holdco, Inc.	(4)(5)(6)(10)	SOFR +	6.00%	10.36%	5/3/2024	10/14/2028		32,339	31,932	23,284	0.06
Virtusa Corp.	(10)	SOFR +	3.25%	7.15%	6/21/2024	2/15/2029		14,601	14,611	14,227	0.03
									3,472,633	3,359,963	8.18
Life Sciences Tools & Services
Bidco Jupiter, Ltd.	(4)(5)(6)(9)	E +	6.75%	9.25% (incl. 6.75% PIK)	8/5/2022	8/27/2029	EUR	6,126	6,126	5,689	0.01
Bidco Jupiter, Ltd.	(4)(6)(10)	SOFR +	6.75%	10.82% (incl. 6.75% PIK)	8/5/2022	8/27/2029		94,341	93,244	77,360	0.19
Cambrex Corp.	(4)(10)	SOFR +	4.75%	8.65%	3/5/2025	3/5/2032		113,812	112,930	111,536	0.27
Cambrex Corp.	(4)(5)(7)(10)	SOFR +	4.75%	8.54%	3/5/2025	3/5/2032		3,861	3,744	3,560	0.01
Cambrex Corp.	(4)(5)(10)	SOFR +	4.75%	8.65%	3/5/2025	3/5/2032		17,030	16,898	16,689	0.04
Falcon Parent Holdings, Inc.	(4)(7)(10)	SOFR +	5.50%	9.26% (incl. 2.75% PIK)	11/6/2024	11/6/2031		163,343	162,074	160,800	0.39
Falcon Parent Holdings, Inc.	(4)(5)(7)(10)	SOFR +	5.00%	8.76%	11/6/2024	11/6/2031		1,917	1,750	1,687	0.00
Parexel International, Inc.	(9)	SOFR +	2.50%	6.40%	12/12/2025	12/12/2031		5,328	5,328	5,337	0.01
PAS Parent, Inc.	(4)(7)(10)	SOFR +	4.50%	8.40%	8/18/2025	8/18/2032		27,136	26,578	26,465	0.06
									428,672	409,123	0.98

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Machinery
AI Aqua Merger Sub Inc.	(8)	SOFR +	2.50%	6.21%	7/2/2026	7/5/2033		$10,934	$10,908	$10,933	0.03%
Bidco 76 S.p.A.	(4)(6)(8)	E +	4.75%	7.37%	12/11/2024	12/10/2031	EUR	138,245	143,429	156,556	0.38
Cielo Bidco, Ltd.	(4)(5)(6)(8)	S +	4.75%	8.48%	6/30/2025	3/31/2032	GBP	241	328	319	0.00
Cielo Bidco, Ltd.	(4)(5)(6)(8)	E +	4.75%	7.23%	6/30/2025	3/31/2032	EUR	86	101	98	0.00
Cielo Bidco, Ltd.	(4)(5)(6)(8)	SOFR +	4.75%	8.62%	6/30/2025	3/31/2032	1,238		1,228	1,238	0.00
Cielo Bidco, Ltd.	(4)(5)(6)(8)	SOFR +	4.75%	8.62%	6/30/2025	3/31/2032	595		590	595	0.00
Cielo Bidco, Ltd.	(4)(5)(6)(7)(8)	E +	4.75%	7.23%	6/30/2025	3/31/2032	EUR	37	43	42	0.00
Cielo Bidco, Ltd.	(4)(5)(6)(7)(8)	SOFR +	4.75%	8.62%	6/30/2025	3/31/2032	192		186	192	0.00
Engineered Machinery Holdings, Inc.	(8)	SOFR +	2.75%	6.82%	7/14/2026	11/26/2032	7,677		7,676	7,698	0.02
Hobbs & Associates, LLC	(8)	SOFR +	2.75%	6.62%	10/30/2025	7/23/2031	2,475		2,478	2,473	0.01
MHE Intermediate Holdings, LLC	(4)(7)(11)	SOFR +	6.00%	9.97%	7/21/2021	7/21/2027	6,034		6,016	6,018	0.01
MHE Intermediate Holdings, LLC	(4)(5)(11)	SOFR +	6.50%	10.47%	12/20/2022	7/21/2027	229		228	228	0.00
MHE Intermediate Holdings, LLC	(4)(5)(11)	SOFR +	6.25%	10.22%	8/30/2022	7/21/2027	228		227	228	0.00
Pro Mach Group, Inc.	(8)	SOFR +	2.50%	6.40%	6/3/2026	10/15/2032	5,955		5,964	5,968	0.01
TK Elevator U.S. Newco, Inc.	(6)(9)	SOFR +	2.75%	6.70%	3/14/2024	4/30/2030	17,191		17,191	17,276	0.04
Vector JV Bidco, Inc.	(4)(7)(10)	SOFR +	4.75%	8.51%	8/26/2026	8/26/2032	15,152		14,967	14,964	0.04
									211,560	224,826	0.54
Marine Transportation
Armada Parent, Inc.	(4)(5)(7)(10)	SOFR +	4.75%	8.57%	10/29/2021	10/29/2030	11,138		10,999	11,138	0.03
Armada Parent, Inc.	(4)(10)	SOFR +	4.75%	8.57%	6/9/2025	10/29/2030	225,226		223,893	225,226	0.55
Kattegat Project Bidco, AB	(4)(6)(7)(8)	E +	5.50%	8.09%	3/20/2024	4/7/2031	EUR	51,768	55,183	58,465	0.14
Kattegat Project Bidco, AB	(4)(5)(6)(8)	SOFR +	5.50%	9.57%	3/20/2024	4/7/2031	4,522		4,449	4,522	0.01
									294,524	299,351	0.73
Media
ABG Intermediate Holdings 2, LLC	(8)	SOFR +	2.25%	6.15%	4/4/2025	2/13/2032	5,171		5,062	5,177	0.01
Bimini Group Purchaser, Inc.	(4)(10)	SOFR +	4.75%	8.51%	4/26/2024	4/25/2031	279,320		277,386	276,527	0.67
Bimini Group Purchaser, Inc.	(4)(5)(7)(10)	SOFR +	4.75%	8.49%	4/26/2024	4/25/2031	18,039		17,651	11,884	0.03
Bimini Group Purchaser, Inc.	(4)(10)	SOFR +	4.75%	8.48%	4/26/2024	4/25/2031	34,557		34,424	34,212	0.08
Emma Buyer, LLC	(7)(8)	SOFR +	3.50%	7.40%	7/14/2026	7/14/2033	2,872		2,857	2,883	0.01
McGraw-Hill Education, Inc.	(9)	SOFR +	2.50%	6.40%	9/4/2025	8/6/2031	877		876	880	0.00
									338,256	331,563	0.80
Metals & Mining
US Salt Investors, LLC	(4)(7)(10)	SOFR +	4.25%	8.32%	2/26/2026	2/26/2033	61,758		61,128	61,068	0.15

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Oil, Gas & Consumable Fuels
Freeport LNG Investments, LLLP	(8)	SOFR +	2.75%	6.73%	9/10/2026	2/11/2033		$3,990	$3,976	$4,012	0.01%
Paper & Forest Products
Profile Products, LLC	(4)(10)	SOFR +	5.50%	9.39%	11/12/2021	11/12/2027	61,466		61,266	61,005	0.15
Profile Products, LLC	(4)(5)(7)(10)	SOFR +	5.50%	9.39%	11/12/2021	11/12/2027	2,982		2,946	2,908	0.01
Profile Products, LLC	(4)(5)(7)(10)	P +	4.50%	11.25%	11/12/2021	11/12/2027	3,402		3,383	3,349	0.01
									67,595	67,262	0.17
Pharmaceuticals
Animal Wellness Investments S.p.A	(4)(6)(7)(8)	E +	5.25%	7.70%	1/15/2026	1/15/2033	EUR	67,805	77,152	75,894	0.18
Apple AU Finco Pty, Ltd.	(4)(5)(6)(9)	BB +	4.75%	9.35%	5/28/2026	5/27/2033	AUD	118,788	84,273	81,668	0.20
Apple SG Bidco Pte. Ltd.	(4)(5)(6)(7)(9)	BB +	4.75%	9.35%	5/28/2026	5/27/2033	AUD	448	280	269	0.00
Dechra Finance US, LLC	(6)(8)	SOFR +	2.75%	6.70%	2/6/2026	1/27/2032	4,938		4,972	4,959	0.01
Eden Acquisitionco, Ltd.	(4)(6)(7)(10)	SOFR +	5.00%	9.07%	11/2/2023	11/18/2030	110,903		109,151	110,880	0.27
Eden Acquisitionco, Ltd.	(4)(5)(6)(8)	E +	5.00%	7.59%	9/23/2025	11/18/2030	EUR	746	808	845	0.00
Elanco Animal Health, Inc.	(6)(8)	SOFR +	1.75%	5.43%	1/30/2025	10/31/2032	585		585	585	0.00
Galileo Pharma Bidco S.p.A	(4)(5)(6)(8)	E +	5.00%	7.22%	10/7/2025	10/7/2032	EUR	16,097	18,435	18,229	0.04
Gusto Sing Bidco Pte, Ltd.	(4)(5)(6)(7)(10)	BB +	4.75%	9.27%	11/15/2024	11/15/2031	AUD	1,000	647	691	0.00
Opal US, LLC	(6)(8)	SOFR +	2.50%	6.57%	6/3/2026	4/28/2032	31,670		31,540	31,806	0.08
Prestige Brands, Inc.	(6)(8)	SOFR +	2.00%	5.90%	6/12/2026	6/13/2033	3,074		3,066	3,081	0.01
Rhea Parent, Inc.	(4)(7)(10)	SOFR +	5.00%	9.07%	12/20/2024	12/20/2030	262,859		260,886	255,341	0.62
									591,795	584,248	1.41
Professional Services
Accordion Partners, LLC	(4)(7)(10)	SOFR +	5.00%	8.98%	12/17/2025	11/17/2031	54,649		54,489	54,464	0.13
Accordion Partners, LLC	(4)(5)(7)(10)	SOFR +	5.00%	9.07%	12/17/2025	11/17/2031	10,757		10,636	10,644	0.03
AG Group Holdings, Inc.	(9)	SOFR +	4.25%	8.15%	12/29/2021	12/29/2028	5,549		5,539	5,160	0.01
Alku Intermediate Holdings, LLC	(4)(10)	SOFR +	6.25%	10.32%	5/23/2023	5/23/2029	53,881		53,301	53,073	0.13
Alku Intermediate Holdings, LLC	(4)(10)	SOFR +	5.50%	9.57%	2/21/2024	5/23/2029	4,875		4,826	4,717	0.01
Alpine Intel Intermediate 2, LLC	(4)(5)(7)(10)	SOFR +	4.50%	8.26%	8/28/2024	12/16/2027	3,137		3,045	2,925	0.01
Alpine Intel Intermediate 2, LLC	(4)(10)	SOFR +	4.50%	8.40%	12/16/2021	12/16/2027	43,656		43,481	43,438	0.11
Alpine Intel Intermediate 2, LLC	(4)(10)	SOFR +	4.50%	8.26%	12/16/2021	12/16/2027	67,150		66,880	66,815	0.16
Apex Companies, LLC	(4)(11)	SOFR +	5.00%	8.98%	1/31/2023	1/31/2030	1,946		1,921	1,946	0.00
Apex Companies, LLC	(4)(11)	SOFR +	5.00%	8.98%	8/28/2024	1/31/2030	10,758		10,656	10,758	0.03
Apex Companies, LLC	(4)(5)(11)	SOFR +	5.00%	8.86%	8/28/2024	1/31/2030	8,211		7,874	8,211	0.02
Apex Companies, LLC	(4)(5)(7)(11)	SOFR +	5.00%	8.89%	10/24/2025	1/31/2030	7,697		7,667	7,697	0.02
Artisan Acquisitionco, Ltd.	(4)(6)(8)	SOFR +	4.50%	8.57%	9/23/2024	9/30/2031	447,361		440,973	442,888	1.08
Ascensus Group Holdings, Inc.	(9)	SOFR +	3.00%	6.90%	12/13/2024	11/25/2032	13,142		13,128	13,044	0.03

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Professional Services (continued)
Baker Tilly Advisory Group, LP	(4)(10)	SOFR +	4.75%	8.65%	6/3/2024	6/3/2031		$199,478	$197,484	$199,478	0.48%
Baker Tilly Advisory Group, LP	(4)(10)	SOFR +	4.25%	8.15%	6/3/2024	6/3/2031		372,454	369,561	372,454	0.91
Baker Tilly Advisory Group, LP	(4)(5)(7)(10)	SOFR +	4.25%	8.00%	6/3/2024	6/3/2030		47,621	47,011	47,621	0.12
Cast & Crew, LLC	(9)(17)	SOFR +	3.75%	7.57%	12/30/2021	12/29/2028		11,362	10,914	3,431	0.01
Cast & Crew, LLC	(9)	SOFR +	7.00%	10.87% (incl. 5.00% PIK)	8/31/2026	9/30/2027		453	415	436	0.00
CFGI Holdings, LLC	(4)(7)(10)	SOFR +	4.25%	8.15%	11/2/2021	11/2/2029		17,060	16,906	16,562	0.04
Chartwell Cumming Holding Corp.	(4)(7)(11)	SOFR +	4.75%	8.82%	6/16/2026	6/16/2033		353,125	350,828	352,428	0.86
Cisive Holdings Corp.	(4)(7)(11)	SOFR +	5.75%	9.82%	12/8/2021	12/6/2030		32,997	32,907	30,103	0.07
Clearview Buyer, Inc.	(4)(7)(10)	SOFR +	4.60%	8.67%	8/26/2021	8/31/2029		87,260	86,985	87,260	0.21
CRCI Longhorn Holdings, Inc.	(4)(7)(10)	SOFR +	4.75%	8.65%	8/27/2024	8/27/2031		63,025	62,505	62,878	0.15
CRCI Longhorn Holdings, Inc.	(4)(5)(7)(10)	SOFR +	4.75%	8.65%	8/27/2024	8/27/2031		13,612	13,522	13,612	0.03
DTI Holdco, Inc.	(10)	SOFR +	4.00%	7.90%	2/12/2025	4/26/2029		13,171	13,171	12,780	0.03
DTI Holdco, Inc.	(4)(5)(7)(10)	P +	3.00%	10.00%	2/12/2025	1/25/2029		2,000	1,933	1,024	0.00
East River Bidco, GmbH	(4)(6)(7)(8)	E +	4.75%	7.34%	3/26/2025	3/29/2032	EUR	97	103	110	0.00
Eliassen Group, LLC	(4)(10)	SOFR +	5.75%	9.82%	4/14/2022	4/14/2028		65,843	65,596	63,374	0.15
EP Purchaser, LLC	(9)	SOFR +	3.50%	7.38%	11/4/2021	11/6/2028		9,279	9,210	7,061	0.02
First Advantage Holdings, LLC	(8)	SOFR +	2.75%	6.82%	7/24/2025	10/31/2031		5,084	5,100	5,092	0.01
G&A Partners Holding Company II, LLC	(4)(10)	SOFR +	5.00%	8.76%	3/1/2024	3/3/2031		66,375	65,571	66,375	0.16
G&A Partners Holding Company II, LLC	(4)(10)	SOFR +	5.00%	8.76%	5/6/2025	3/3/2031		40,812	40,657	40,812	0.10
G&A Partners Holding Company II, LLC	(4)(5)(10)	SOFR +	5.00%	8.76%	5/6/2025	3/3/2031		9,385	9,349	9,385	0.02
G&A Partners Holding Company II, LLC	(4)(5)(7)(10)	SOFR +	5.00%	8.76%	5/6/2025	3/3/2030		658	583	658	0.00
Genuine Financial Holdings, LLC	(8)	SOFR +	3.25%	7.15%	2/5/2025	9/27/2030		8,813	8,831	8,692	0.02
Grant Thornton Advisors, LLC	(8)	SOFR +	2.75%	6.65%	8/22/2025	6/2/2031		11,375	11,371	10,956	0.03
Guidehouse, Inc.	(4)(10)	SOFR +	4.75%	8.65%	10/15/2021	12/16/2030		1,245,751	1,239,691	1,183,463	2.88
IG Investments Holdings, LLC	(4)(7)(10)	SOFR +	5.00%	8.82%	11/1/2024	9/22/2028		572,959	570,198	572,959	1.39
Inmar, Inc.	(8)	SOFR +	4.50%	8.57%	6/26/2025	10/30/2031		24,502	24,532	23,032	0.06
King Bidco S.P.E.C.	(4)(5)(6)(8)	E +	5.25%	7.84%	6/26/2025	6/26/2032	EUR	175	201	194	0.00
King Bidco S.P.E.C.	(4)(5)(6)(8)	E +	5.25%	7.84%	6/26/2025	6/26/2032	EUR	75	87	83	0.00
KStone Buyer, Inc.	(4)(7)(10)	SOFR +	4.25%	7.98%	1/2/2026	1/2/2032		81,199	80,202	80,873	0.20
Kwor Acquisition, Inc.	(4)(5)(7)(11)	SOFR +	5.25%	9.01%	2/28/2025	2/28/2030		2,271	2,212	2,264	0.01
Lereta, LLC	(10)	SOFR +	5.25%	9.27%	7/30/2021	7/30/2028		28,337	28,262	26,969	0.07

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Professional Services (continued)
Mantech International, CP	(4)(7)(10)	SOFR +	4.50%	8.32%	12/1/2025	9/14/2029		$879,287	$872,111	$864,423	2.10%
Mantech International, CP	(4)(5)(10)	SOFR +	4.50%	8.32%	12/1/2025	9/14/2029		12,304	12,205	12,119	0.03
Mercury Bidco Globe, Limited	(4)(6)(8)	S +	6.25%	9.98%	1/18/2024	1/31/2031	GBP	92,467	116,021	122,597	0.30
Mercury Bidco Globe, Limited	(4)(5)(6)(9)	SOFR +	6.25%	10.07%	1/30/2024	1/31/2031		7,655	7,260	7,655	0.02
Minotaur Acquisition, Inc.	(4)(7)(11)	SOFR +	5.00%	9.07%	5/10/2024	5/10/2030		89,477	88,261	88,980	0.22
Minotaur Acquisition, Inc.	(4)(5)(11)	SOFR +	5.00%	9.07%	5/10/2024	5/10/2030		16,434	16,233	16,352	0.04
MPG Parent Holdings, LLC	(4)(11)	SOFR +	5.00%	8.73%	1/8/2024	1/8/2030		17,800	17,605	17,800	0.04
MPG Parent Holdings, LLC	(4)(7)(11)	SOFR +	5.00%	8.84%	1/8/2024	1/8/2030		7,284	7,174	7,284	0.02
NDT Global Holding, Inc.	(4)(6)(7)(9)	SOFR +	4.50%	8.40%	6/3/2025	6/4/2032		54,098	53,531	53,531	0.13
Oxford Global Resources, Inc.	(4)(11)	SOFR +	6.00%	10.00%	8/17/2021	8/17/2027		91,197	90,930	91,197	0.22
Oxford Global Resources, Inc.	(4)(5)(7)(11)	SOFR +	6.00%	10.00%	8/17/2021	8/17/2027		8,572	8,526	8,572	0.02
Oxford Global Resources, Inc.	(4)(11)	SOFR +	6.00%	9.87%	6/6/2024	8/17/2027		9,750	9,696	9,750	0.02
Pavion Corp.	(4)(10)	SOFR +	6.00%	9.82%	10/30/2023	10/30/2030		114,402	113,082	114,402	0.28
Pavion Corp.	(4)(10)	SOFR +	5.75%	9.70%	10/30/2023	10/30/2030		24,120	23,863	24,120	0.06
Petrus Buyer, Inc.	(4)(7)(10)	SOFR +	4.50%	8.25%	10/17/2022	10/17/2029		46,021	45,353	46,021	0.11
Petrus Buyer, Inc.	(4)(10)	SOFR +	4.50%	8.25%	2/26/2025	10/17/2029		12,098	12,063	12,098	0.03
Plano HoldCo, Inc.	(8)	SOFR +	3.50%	7.57%	12/11/2024	10/1/2031		985	999	852	0.00
Ryan, LLC	(9)	SOFR +	3.50%	7.40%	1/29/2026	11/5/2032		6,209	6,193	6,232	0.02
Sedgwick Claims Management Services, Inc.	(8)	SOFR +	2.50%	6.40%	2/24/2023	7/31/2031		9,537	9,513	9,501	0.02
STV Group, Inc.	(4)(7)(10)	SOFR +	4.75%	8.65%	3/20/2024	3/20/2031		57,372	56,504	56,853	0.14
Teneo Holdings, LLC	(4)(9)	SOFR +	4.75%	8.65%	7/31/2025	7/29/2032		635,821	630,526	635,821	1.55
Teneo Holdings, LLC	(4)(5)(7)(9)	SOFR +	4.75%	8.78%	7/31/2025	7/29/2032		23,554	22,740	23,554	0.06
The North Highland Co, LLC	(4)(10)	SOFR +	4.75%	8.65%	12/20/2024	12/22/2031		90,724	90,051	89,137	0.22
The North Highland Co, LLC	(4)(5)(7)(10)	SOFR +	4.75%	8.65%	12/20/2024	12/20/2030		4,058	3,747	3,436	0.01
Thevelia US, LLC	(6)(9)	SOFR +	3.00%	7.07%	7/29/2024	6/18/2029		18,009	18,009	17,924	0.04
Trinity Air Consultants Holdings Corp.	(4)(10)	SOFR +	4.25%	8.17%	6/29/2021	6/29/2029		43,025	42,900	43,025	0.10
Trinity Air Consultants Holdings Corp.	(4)(7)(10)	SOFR +	4.25%	8.11%	6/29/2021	6/29/2029		77,735	76,983	77,414	0.19
Trinity Air Consultants Holdings Corp.	(4)(10)	SOFR +	4.25%	8.08%	10/17/2025	6/29/2029		188,604	187,202	188,604	0.46
Trinity Partners Holdings, LLC	(4)(7)(10)(18)	SOFR +	5.24%	9.21%	12/21/2021	12/31/2030		413,851	411,073	408,555	0.99
TTF Lower Intermediate, LLC	(7)(8)	SOFR +	3.75%	7.51%	7/18/2024	7/18/2031		28,070	26,510	21,445	0.05

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Professional Services (continued)
Victors CCC Buyer, LLC	(4)(7)(10)	SOFR +	4.50%	8.40%	6/1/2022	6/1/2029		$148,390	$147,156	$147,502	0.36%
Victors CCC Buyer, LLC	(4)(10)	SOFR +	4.50%	8.40%	3/2/2026	6/1/2029	40,662		40,328	40,459	0.10
Victors CCC Buyer, LLC	(4)(10)	SOFR +	4.50%	8.40%	2/2/2026	6/1/2029	16,478		16,345	16,395	0.04
Victors CCC Buyer, LLC	(4)(5)(7)(10)	SOFR +	4.50%	8.40%	6/1/2022	6/1/2029	13,350		13,250	13,282	0.03
West Monroe Partners, LLC	(4)(10)	SOFR +	4.75%	8.50%	11/9/2021	11/8/2028	702,335		698,253	698,823	1.70
West Monroe Partners, LLC	(4)(7)(10)	SOFR +	4.75%	8.50%	12/18/2024	11/8/2028	24,010		23,606	22,476	0.05
West Monroe Partners, LLC	(4)(5)(10)	SOFR +	4.75%	8.50%	9/15/2025	11/8/2028	988		981	983	0.00
Woolpert Holdings, Inc.	(4)(5)(7)(11)	SOFR +	4.50%	8.42%	6/30/2026	4/5/2032	11,222		11,114	10,972	0.03
YA Intermediate Holdings II, LLC	(4)(10)	SOFR +	5.00%	9.07%	10/1/2024	10/1/2031	43,529		43,261	43,420	0.11
YA Intermediate Holdings II, LLC	(4)(5)(7)(10)	SOFR +	5.00%	8.73%	10/1/2024	10/1/2031	12,398		12,250	12,327	0.03
									8,173,722	8,114,092	19.74
Real Estate Management & Development
Castle Management Borrower, LLC	(4)(7)(11)	SOFR +	5.50%	9.57%	11/3/2023	11/5/2029	32,417		31,963	32,214	0.08
Community Management Holdings Midco 2, LLC	(4)(10)	SOFR +	5.00%	8.75%	11/1/2024	11/3/2031	54,639		54,043	54,092	0.13
Community Management Holdings Midco 2, LLC	(4)(5)(7)(10)	SOFR +	5.00%	9.02%	11/1/2024	11/3/2031	36,875		36,421	36,414	0.09
Community Management Holdings Midco 2, LLC	(4)(5)(10)	SOFR +	5.00%	9.07%	7/8/2025	11/3/2031	31,377		31,119	31,063	0.08
Community Management Holdings Midco 2, LLC	(4)(10)	SOFR +	5.00%	9.14%	9/18/2026	11/3/2031	9,710		9,613	9,613	0.02
Cushman & Wakefield US Borrower, LLC	(6)(9)	SOFR +	2.50%	6.40%	9/26/2025	1/31/2030	6,283		6,283	6,297	0.02
Neptune BidCo, SAS	(4)(5)(6)(8)	E +	5.25%	7.71%	3/28/2024	4/1/2031	EUR	8,395	8,940	9,507	0.02
Odevo, AB	(4)(5)(6)(8)	ST +	5.25%	7.26%	10/31/2024	12/31/2030	SEK	573,028	51,808	57,189	0.14
Odevo, AB	(4)(5)(6)(8)	S +	5.25%	8.98%	10/31/2024	12/31/2030	GBP	26,751	33,775	35,468	0.09
Odevo, AB	(4)(6)(8)	SOFR +	5.25%	9.01%	10/31/2024	12/31/2030	136,798		136,318	136,798	0.33
Odevo, AB	(4)(6)(8)	E +	5.25%	7.63%	11/28/2024	12/31/2030	EUR	95,649	99,807	108,317	0.26
Odevo, AB	(4)(6)(8)	SOFR +	5.25%	9.01%	6/30/2025	12/31/2030	61,545		59,694	61,545	0.15
Odevo, AB	(4)(5)(6)(8)	S +	5.25%	8.98%	9/12/2025	12/31/2030	GBP	22,220	27,055	29,461	0.07
Phoenix Strategy S.à r.l.	(4)(6)(8)	S +	2.75%	6.48%	10/2/2024	10/2/2028	GBP	53,099	69,958	68,993	0.17
Phoenix Strategy S.à r.l.	(4)(6)(8)	E +	2.75%	5.25%	10/2/2024	10/2/2028	EUR	50,089	53,878	55,588	0.14
Phoenix Strategy S.à r.l.	(4)(6)(8)	E +	2.75%	5.25%	10/2/2024	10/2/2028	EUR	140,261	153,816	155,662	0.38
									864,491	888,221	2.17

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Software
Abacus Holdco 2, Oy	(4)(5)(6)(7)(8)	E +	4.75%	7.16%	10/11/2024	10/10/2031	EUR	856	$927	$970	0.00%
Acumatica Holdings, Inc.	(4)(7)(10)	SOFR +	4.50%	8.57%	7/28/2025	7/28/2032		$63,387	62,772	61,855	0.15
AI Titan Parent, Inc.	(4)(7)(10)	SOFR +	4.50%	8.40%	8/29/2024	8/29/2031		115,237	114,331	113,913	0.28
Analytic Partners, LP	(4)(7)(10)	SOFR +	4.25%	8.15%	4/4/2022	4/4/2030		20,870	20,676	20,483	0.05
Analytic Partners, LP	(4)(10)	SOFR +	4.25%	8.15%	12/17/2024	4/4/2030		11,854	11,795	11,676	0.03
Anaplan, Inc.	(4)(7)(10)	SOFR +	4.50%	8.26%	5/20/2025	6/21/2029		622,325	617,948	615,142	1.50
Aptean, Inc.	(4)(10)	SOFR +	4.75%	8.51%	1/29/2024	1/30/2031		77,095	76,807	76,324	0.19
Aptean, Inc.	(4)(5)(7)(10)	P +	3.75%	10.75%	1/29/2024	1/30/2031		2,012	1,977	1,869	0.00
Armstrong Bidco, Limited	(4)(6)(8)	S +	5.00%	8.73%	6/2/2022	6/28/2029	GBP	478,945	578,176	598,496	1.46
Arnhem BidCo, GmbH	(4)(6)(7)(8)	E +	4.50%	7.09%	9/18/2024	9/30/2031	EUR	272,484	299,581	308,575	0.75
Articulate Global, LLC	(4)(7)(9)	SOFR +	4.00%	8.07%	10/24/2025	10/24/2032		52,325	52,072	52,164	0.13
AuditBoard, Inc.	(4)(10)	SOFR +	5.50%	9.57% (incl. 3.00% PIK)	7/12/2024	7/14/2031		81,349	80,798	80,535	0.20
AuditBoard, Inc.	(4)(10)	SOFR +	5.50%	9.57% (incl. 3.00% PIK)	7/12/2024	7/14/2031		38,738	38,475	38,350	0.09
AuditBoard, Inc.	(4)(7)(10)	SOFR +	5.50%	9.57% (incl. 3.00% PIK)	12/10/2025	7/14/2031		15,495	15,291	15,186	0.04
Azurite Intermediate Holdings, Inc.	(4)(7)(10)	SOFR +	6.00%	9.90%	3/19/2024	3/19/2031		61,252	60,601	58,774	0.14
Banyan Software Holdings, LLC	(4)(11)	SOFR +	5.50%	9.40%	1/2/2025	1/2/2031		53,311	52,933	53,178	0.13
Banyan Software Holdings, LLC	(4)(5)(11)	SOFR +	5.50%	9.40%	1/2/2025	1/2/2031		28,597	28,394	28,525	0.07
Banyan Software Holdings, LLC	(4)(5)(7)(11)	SOFR +	5.25%	9.15%	10/7/2025	1/2/2031		27,231	27,079	26,553	0.06
Banyan Software Holdings, LLC	(4)(5)(11)	SOFR +	5.50%	9.40%	1/2/2025	1/2/2031		10,096	10,021	10,071	0.02
Bayshore Intermediate #2, LP	(4)(10)	SOFR +	5.50%	9.48% (incl. 3.00% PIK)	9/19/2025	10/2/2028		334,053	333,835	325,701	0.79
Bayshore Intermediate #2, LP	(4)(5)(7)(10)	SOFR +	5.00%	9.06%	11/8/2024	10/1/2027		18,343	18,300	17,665	0.04
BlueCat Networks USA, Inc.	(4)(10)	SOFR +	5.25%	9.11%	8/8/2022	8/8/2028		69,466	69,052	69,466	0.17
BlueCat Networks USA, Inc.	(4)(10)	SOFR +	5.25%	9.11%	8/8/2022	8/8/2028		12,230	12,158	12,230	0.03
BlueCat Networks USA, Inc.	(4)(10)	SOFR +	5.25%	9.11%	8/8/2022	8/8/2028		8,409	8,366	8,409	0.02
BlueCat Networks USA, Inc.	(4)(10)	SOFR +	5.25%	9.11%	10/25/2024	8/8/2028		56,401	55,991	56,401	0.14
Bluefin Holding, LLC	(4)(7)(11)	SOFR +	4.25%	8.11%	9/12/2023	9/12/2029		90,693	89,922	90,693	0.22
Boxer Parent Company, Inc.	(8)	SOFR +	2.75%	6.51%	1/24/2025	7/30/2031		7,106	7,106	6,731	0.02
Brave Parent Holdings, Inc.	(4)(7)(9)	SOFR +	4.50%	8.40%	10/17/2025	11/28/2030		491,447	488,202	480,389	1.17
Brave Parent Holdings, Inc.	(4)(9)	SOFR +	4.50%	8.40%	10/17/2025	11/28/2030		261,621	260,558	255,735	0.62
Businessolver.com, Inc.	(4)(7)(10)	SOFR +	4.50%	8.57%	12/3/2025	12/3/2032		28,986	28,602	28,634	0.07

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Software (continued)
Caribou Bidco, Ltd.	(4)(6)(8)	S +	5.00%	8.73%	7/2/2024	2/2/2029	GBP	221,441	$282,267	$278,183	0.68%
Cloud Software Group, Inc.	(8)	SOFR +	3.25%	7.32%	8/7/2025	3/21/2031		$2,963	2,951	2,819	0.01
Cloudera, Inc.	(9)	SOFR +	3.75%	7.75%	10/8/2021	10/8/2028		21,384	21,329	19,983	0.05
Confine Visual Bidco	(4)(6)(8)	SOFR +	6.00%	9.87% (incl. 6.00% PIK)	2/23/2022	2/23/2029		261,916	259,282	223,283	0.54
Confine Visual Bidco	(4)(6)(8)	SOFR +	6.00%	9.87% (incl. 6.00% PIK)	3/11/2022	2/23/2029		6,253	6,187	5,331	0.01
Confluence Technologies, Inc.	(4)(5)(9)	SOFR +	5.00%	8.76%	2/14/2025	7/30/2028		19,938	19,610	19,340	0.05
Conga Corp.	(10)	SOFR +	3.50%	7.32%	8/8/2024	5/8/2028		11,279	11,279	11,275	0.03
Connatix Buyer, Inc.	(4)(10)	SOFR +	5.50%	9.50%	7/14/2021	7/14/2027		104,780	104,507	86,444	0.21
Connatix Buyer, Inc.	(4)(5)(7)(10)	SOFR +	5.50%	9.51%	7/14/2021	7/14/2027		14,990	14,948	12,139	0.03
Connatix Buyer, Inc.	(4)(5)(10)	SOFR +	5.50%	9.50%	10/9/2024	7/14/2027		5,156	5,127	4,254	0.01
CJX Borrower, LLC	(4)(5)(10)	SOFR +	5.50%	9.50%	10/9/2024	7/14/2027		3,878	3,803	3,199	0.01
Cornerstone OnDemand, Inc.	(9)	SOFR +	3.75%	7.77%	10/15/2021	10/16/2028		17,734	17,712	11,248	0.03
Cornerstone OnDemand, Inc.	(4)(11)	SOFR +	6.00%	9.90%	9/7/2023	10/16/2028		33,863	33,448	23,027	0.06
Coupa Software, Inc.	(4)(6)(10)	SOFR +	5.25%	9.07%	2/27/2023	2/27/2030		1,795	1,773	1,759	0.00
Coupa Software, Inc.	(4)(5)(6)(10)	SOFR +	5.25%	9.07%	2/27/2023	2/27/2030		164	162	160	0.00
Coupa Software, Inc.	(4)(5)(6)(7)(10)	SOFR +	5.25%	9.07%	2/27/2023	2/27/2029		84	82	81	0.00
Crewline Buyer, Inc.	(4)(7)(11)	SOFR +	6.75%	10.57%	11/8/2023	11/8/2030		122,658	120,670	116,583	0.28
Databricks, Inc.	(4)(7)(8)	SOFR +	4.50%	8.27%	1/3/2025	1/5/2032		200,750	200,001	201,252	0.49
Delta Topco, Inc.	(8)	SOFR +	2.75%	6.59%	5/1/2024	11/30/2029		31,556	31,544	30,915	0.08
Denali Bidco, Ltd.	(4)(6)(7)(8)	S +	4.50%	8.23%	9/5/2025	9/5/2031	GBP	19,440	24,615	25,513	0.06
Denali Bidco, Ltd.	(4)(5)(6)(8)	E +	4.50%	7.09%	9/5/2025	9/5/2031	EUR	21,288	23,858	23,866	0.06
Diligent Corp.	(4)(7)(10)	SOFR +	5.00%	8.90%	4/30/2024	8/2/2030		190,793	190,054	180,453	0.44
Diligent Corp.	(4)(10)	SOFR +	8.42%	12.18% PIK	4/30/2024	8/2/2030		30,674	30,573	29,141	0.07
Discovery Education, Inc.	(4)(10)(17)	SOFR +	6.75%	10.59% (incl. 5.80% PIK)	4/7/2022	4/9/2029		640,069	636,781	448,048	1.09
Discovery Education, Inc.	(4)(5)(10)(17)	SOFR +	5.75%	9.85%	4/7/2022	4/9/2029		52,540	51,803	36,778	0.09
Discovery Education, Inc.	(4)(5)(10)(17)	SOFR +	6.75%	10.49% (incl. 5.75% PIK)	10/3/2023	4/9/2029		71,819	71,405	50,273	0.12
Doit International, Ltd.	(4)(7)(11)	SOFR +	4.50%	8.24%	11/25/2024	11/26/2029		65,701	64,572	65,201	0.16
Dropbox, Inc.	(4)(6)(10)(18)	SOFR +	4.92%	8.99%	12/11/2024	12/11/2029		1,155,460	1,147,629	1,149,682	2.80
Dropbox, Inc.	(4)(6)(10)(18)	SOFR +	4.92%	9.00%	9/9/2025	9/9/2030		451,768	448,958	449,509	1.09

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Software (continued)
Eagan Parent, Inc.	(4)(5)(7)(9)	SOFR +	4.25%	7.99%	9/6/2025	9/8/2032		$21,244	$21,130	$21,110	0.05%
Elements Finco, Ltd.	(4)(6)(8)	S +	5.50%	9.23% (incl. 2.50% PIK)	3/27/2024	4/29/2031	GBP	70,562	87,899	92,619	0.23
Elements Finco, Ltd.	(4)(5)(6)(8)	SOFR +	5.25%	9.15% (incl. 2.25% PIK)	3/27/2024	4/29/2031	22,002		21,839	21,727	0.05
Elements Finco, Ltd.	(4)(5)(6)(8)	SOFR +	5.00%	8.90%	4/30/2024	4/29/2031	17,609		17,541	17,389	0.04
Elements Finco, Ltd.	(4)(5)(6)(8)	S +	5.25%	8.98% (incl. 2.25% PIK)	11/29/2024	4/29/2031	GBP	12,959	16,133	16,967	0.04
Elements Finco, Ltd.	(4)(5)(6)(8)	S +	5.50%	9.23% (incl. 2.50% PIK)	3/27/2024	4/29/2031	GBP	31,631	39,403	41,519	0.10
Epicor Software Corp.	(10)	SOFR +	2.75%	6.65%	5/30/2024	5/30/2031	910		908	895	0.00
Everbridge Holdings, LLC	(4)(6)(10)	SOFR +	5.00%	8.73%	7/2/2024	7/2/2031	34,206		34,090	34,206	0.08
Everbridge Holdings, LLC	(4)(6)(7)(10)	SOFR +	5.00%	8.73%	7/2/2024	7/2/2031	3,352		3,332	3,352	0.01
Experity, Inc.	(4)(10)	SOFR +	4.75%	8.82%	7/21/2021	2/22/2030	111,928		111,077	110,249	0.27
Experity, Inc.	(4)(7)(10)	SOFR +	4.75%	8.82%	2/24/2022	2/22/2030	36,107		35,646	35,248	0.09
Experity, Inc.	(4)(5)(10)	SOFR +	4.75%	8.82%	2/24/2022	2/22/2030	7,750		7,726	7,634	0.02
Flash Charm, Inc.	(5)(10)	SOFR +	3.50%	7.31%	6/11/2024	3/2/2028	5,664		5,664	5,003	0.01
Flexera Software, LLC	(4)(7)(9)	SOFR +	4.75%	8.48%	8/15/2025	8/16/2032	187,380		186,959	180,320	0.44
Flexera Software, LLC	(4)(9)	E +	4.75%	7.23%	8/15/2025	8/16/2032	EUR	56,550	66,033	61,638	0.15
Forterro Group, AB	(4)(6)(8)	ST +	4.75%	6.92%	4/14/2022	7/9/2029	SEK	115,366	10,839	11,514	0.03
Forterro Group, AB	(4)(6)(8)	SA +	4.75%	4.75%	4/14/2022	7/9/2029	CHF	10,860	11,082	12,994	0.03
Forterro Group, AB	(4)(5)(6)(8)	SA +	4.75%	4.75%	7/28/2022	7/9/2029	CHF	3,544	3,604	4,241	0.01
Forterro Group, AB	(4)(6)(8)	E +	4.75%	7.38%	4/14/2022	7/9/2029	EUR	32,512	32,804	36,818	0.09
Forterro Group, AB	(4)(5)(6)(8)	E +	4.75%	7.38%	4/14/2022	7/9/2029	EUR	9,018	9,213	10,212	0.02
Forterro Group, AB	(4)(5)(6)(10)	S +	4.75%	8.48%	7/28/2022	7/9/2029	GBP	12,762	15,280	16,921	0.04
Forterro Group, AB	(4)(6)(8)	E +	4.75%	7.38%	2/27/2025	7/9/2029	EUR	31,908	33,077	36,134	0.09
Genesys Cloud Services, Inc.	(8)	SOFR +	2.25%	6.15%	4/3/2025	1/30/2032	2,765		2,721	2,711	0.01
Gigamon, Inc.	(4)(10)	SOFR +	5.75%	9.63%	3/11/2022	3/9/2029	415,074		412,181	404,697	0.98
Gigamon, Inc.	(4)(5)(7)(10)	SOFR +	5.75%	9.69%	3/11/2022	3/9/2028	15,465		15,403	14,820	0.04
Granicus, Inc.	(4)(7)(10)	SOFR +	5.75%	9.57% (incl. 2.25% PIK)	1/17/2024	1/17/2031	31,301		31,096	31,301	0.08
Granicus, Inc.	(4)(5)(10)	SOFR +	5.25%	9.07% (incl. 2.25% PIK)	1/17/2024	1/17/2031	9,856		9,821	9,782	0.02
GS Acquisitionco, Inc.	(4)(11)	SOFR +	5.25%	9.32%	3/26/2024	5/25/2028	11,775		11,755	10,451	0.03
GS Acquisitionco, Inc.	(4)(5)(7)(10)	SOFR +	5.25%	9.32%	3/26/2024	5/25/2028	6,679		6,662	5,919	0.01

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Software (continued)
Homecare Software Solutions, LLC	(4)(10)	SOFR +	5.00%	8.90%	6/14/2024	6/16/2031		$79,849	$79,335	$78,252	0.19%
Homecare Software Solutions, LLC	(4)(10)	SOFR +	5.00%	8.90%	6/14/2024	6/16/2031		31,176	30,976	30,553	0.07
Homecare Software Solutions, LLC	(4)(10)	SOFR +	5.00%	8.90%	9/26/2024	6/16/2031		36,878	36,631	36,141	0.09
Icefall Parent, Inc.	(4)(7)(11)	SOFR +	4.50%	8.57%	1/26/2024	1/25/2030		87,841	86,954	87,841	0.21
INK BC Bidco S.p.A.	(4)(6)(8)	E +	5.00%	7.69%	7/17/2025	7/16/2032	EUR	110,134	125,538	124,098	0.30
INK BC Bidco S.p.A.	(4)(6)(7)(8)	E +	5.00%	7.72%	7/17/2025	7/16/2032	EUR	7,387	8,357	8,262	0.02
IQN Holding Corp.	(4)(10)	SOFR +	5.25%	9.32%	5/2/2022	5/2/2029		46,545	46,387	45,615	0.11
IQN Holding Corp.	(4)(5)(7)(10)	SOFR +	5.25%	9.32%	5/2/2022	5/2/2028		3,418	3,403	3,307	0.01
IQN Holding Corp.	(4)(10)	SOFR +	5.25%	9.32%	5/16/2025	5/2/2029		5,801	5,801	5,685	0.01
IRI Group Holdings, Inc.	(4)(7)(10)	SOFR +	4.25%	8.15%	4/9/2025	12/3/2029		1,588,162	1,573,827	1,588,162	3.86
Javelin Buyer, Inc.	(6)(8)	SOFR +	2.75%	6.57%	7/24/2025	12/5/2031		1,970	1,979	1,929	0.00
Jeppesen Holdings, LLC	(4)(7)(9)	SOFR +	4.75%	8.57%	10/31/2025	11/1/2032		327,865	325,574	324,459	0.79
JS Parent, Inc.	(4)(7)(10)	SOFR +	4.75%	8.57%	4/24/2024	4/24/2031		79,793	79,508	79,754	0.19
Kaseya, Inc.	(7)(8)	SOFR +	3.25%	7.07%	3/20/2025	3/22/2032		36,651	36,222	25,588	0.06
KnowBe4, Inc.	(8)	SOFR +	3.75%	7.57%	7/22/2025	7/23/2032		5,459	5,447	3,870	0.01
LD Lower Holdings, Inc.	(4)(5)(11)	SOFR +	7.50%	11.67%	2/8/2021	8/9/2027		105,290	105,290	92,129	0.22
Lobos Parent, Inc.	(4)(5)(7)(9)	SOFR +	4.25%	8.32%	9/26/2025	9/26/2032		45,743	45,379	44,923	0.11
LogicMonitor, Inc.	(4)(7)(10)	SOFR +	5.50%	9.32%	11/15/2024	11/19/2031		122,899	121,533	120,200	0.29
Magnesium BorrowerCo, Inc.	(4)(10)	S +	4.50%	8.23%	5/19/2022	5/18/2029	GBP	99,275	122,935	131,623	0.32
Magnesium BorrowerCo, Inc.	(4)(10)	SOFR +	4.50%	8.40%	5/19/2022	5/18/2029		1,027,053	1,017,181	1,027,053	2.50
Magnesium BorrowerCo, Inc.	(4)(10)	SOFR +	4.50%	8.40%	3/21/2024	5/18/2029		28,750	28,570	28,750	0.07
Mandolin Technology Intermediate Holdings, Inc.	(4)(9)	SOFR +	3.75%	7.97%	7/30/2021	7/31/2028		74,581	74,287	63,021	0.15
Mandolin Technology Intermediate Holdings, Inc.	(4)(9)	SOFR +	6.25%	10.47%	6/9/2023	7/31/2028		60,952	60,295	54,857	0.13
Mandolin Technology Intermediate Holdings, Inc.	(4)(5)(7)(8)	SOFR +	3.75%	7.82%	2/14/2025	4/30/2028		2,356	2,342	1,816	0.00
Maverick Bidco, Inc.	(4)(7)(10)	SOFR +	4.75%	8.42%	12/2/2025	12/2/2031		339,214	338,055	334,889	0.81
Mitnick Purchaser, Inc.	(5)(9)(17)(18)	SOFR +	4.75%	8.67%	5/2/2022	5/2/2029		11,408	10,828	2,447	0.01
ML Holdco, LLC	(4)(8)	SOFR +	4.25%	8.07%	10/24/2025	10/25/2032		67,867	67,573	67,867	0.17
ML Holdco, LLC	(4)(5)(7)(9)	SOFR +	4.25%	8.15%	10/24/2025	10/25/2032		565	526	565	0.00
MRI Software, LLC	(4)(11)	SOFR +	4.75%	8.82%	1/7/2021	2/10/2028		202,978	202,365	196,889	0.48
MRI Software, LLC	(4)(7)(11)	SOFR +	4.75%	8.82%	8/27/2024	2/10/2028		30,439	30,290	27,865	0.07
MRI Software, LLC	(4)(11)	SOFR +	4.75%	8.82%	1/7/2021	2/10/2028		34,092	34,096	33,069	0.08
MRI Software, LLC	(4)(5)(7)(11)	SOFR +	4.75%	8.82%	10/2/2025	2/10/2028		10,188	10,153	9,763	0.02

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Software (continued)
NAVEX TopCo, Inc.	(4)(7)(10)	SOFR +	5.00%	8.89%	10/14/2025	10/14/2032		$221,611	$219,415	$221,255	0.54%
Nintex Topco, Limited	(4)(6)(10)	SOFR +	6.00%	10.23%	11/12/2021	11/13/2028	676,007		672,035	512,075	1.25
Nintex USA, Inc.	(4)(5)(6)(10)	SOFR +	5.00%	9.23%	7/20/2026	11/13/2028	26,231		25,991	26,231	0.06
Noble Midco 3, Ltd.	(4)(5)(6)(10)	SOFR +	4.75%	8.82% (incl. 2.97% PIK)	6/10/2024	6/7/2031	39,774		39,511	39,774	0.10
Noble Midco 3, Ltd.	(4)(5)(6)(7)(10)	SOFR +	4.75%	8.49%	6/10/2024	12/30/2030	753		684	708	0.00
OEConnection, LLC	(4)(7)(9)	SOFR +	4.50%	8.40%	12/23/2025	12/23/2032	31,437		31,235	31,210	0.08
OMEGA II, AB	(4)(5)(6)(7)(8)	ST +	4.25%	6.29%	6/11/2025	6/17/2032	SEK	525,846	54,475	52,314	0.13
Onward Acquireco, Inc.	(4)(7)(10)	SOFR +	5.05%	8.95% (incl. 2.68% PIK)	3/31/2026	4/1/2033	133,089		131,815	130,040	0.32
Optimizely North America, Inc.	(4)(5)(10)	S +	6.00%	9.73% (incl. 2.50% PIK)	10/30/2024	10/30/2031	GBP	2,126	2,738	2,685	0.01
Optimizely North America, Inc.	(4)(5)(10)	E +	5.75%	8.36% (incl. 2.50% PIK)	10/30/2024	10/30/2031	EUR	7,086	7,646	7,643	0.02
Optimizely North America, Inc.	(4)(5)(7)(10)	SOFR +	5.50%	9.57% (incl. 2.50% PIK)	10/30/2024	10/30/2031	20,195		20,029	19,206	0.05
Optus 1011, GmbH	(4)(6)(8)	E +	4.50%	7.09%	3/7/2025	3/24/2032	EUR	89,943	95,731	100,838	0.25
Optus 1011, GmbH	(4)(5)(6)(8)	E +	4.50%	7.09%	10/24/2025	3/24/2032	EUR	13,798	16,078	15,469	0.04
Optus 1011, GmbH	(4)(6)(10)	E +	4.50%	7.09%	10/24/2025	3/24/2032	EUR	68,990	79,908	77,346	0.19
PDI TA Holdings, Inc.	(4)(10)	SOFR +	6.00%	9.82% (incl. 2.50% PIK)	2/1/2024	2/3/2031	87,517		86,816	80,078	0.19
PDI TA Holdings, Inc.	(4)(5)(10)	SOFR +	5.50%	9.40%	2/1/2024	2/3/2031	6,996		6,931	6,401	0.02
Peloton Computer Enterprises, Ltd.	(4)(6)(10)(18)	SOFR +	4.51%	8.27%	2/13/2026	2/13/2032	107,371		106,359	106,297	0.26
Perforce Software, Inc.	(9)	SOFR +	4.75%	8.65%	3/22/2024	3/25/2031	19,550		19,487	10,036	0.02
Perforce Software, Inc.	(8)	SOFR +	4.75%	8.65%	12/18/2024	7/2/2029	18,104		17,932	9,918	0.02
Project Alpha Intermediate Holding, Inc.	(9)	SOFR +	3.25%	7.32%	5/14/2024	10/26/2030	35,885		35,885	25,363	0.06
Project Leopard Holdings, Inc.	(9)	SOFR +	5.25%	9.17%	7/20/2022	7/20/2029	130,851		127,821	72,786	0.18
Project Leopard Holdings, Inc.	(4)(5)(7)(8)	SOFR +	4.25%	8.09%	7/20/2022	7/20/2027	14,457		14,459	6,436	0.02
Proofpoint, Inc.	(9)	SOFR +	3.00%	7.07%	5/28/2024	8/31/2028	1,458		1,458	1,461	0.00
QBS Parent, Inc.	(4)(7)(10)	SOFR +	4.50%	8.57%	6/3/2025	6/3/2032	76,705		76,370	75,171	0.18
QBS Parent, Inc.	(4)(5)(7)(10)	SOFR +	4.50%	8.57%	6/3/2025	6/3/2032	1,192		1,187	792	0.00
Quartz Acquireco, LLC	(8)	SOFR +	2.25%	6.32%	4/11/2025	6/28/2030	917		909	799	0.00
Rally Buyer, Inc.	(4)(10)	SOFR +	6.25%	10.11% (incl. 3.50% PIK)	7/19/2022	7/19/2029	149,411		148,339	129,987	0.32
Rally Buyer, Inc.	(4)(5)(7)(10)	SOFR +	5.75%	9.82%	7/19/2022	7/19/2029	16,228		16,086	13,921	0.03
Rocket Software, Inc.	(9)	SOFR +	3.75%	7.65%	10/5/2023	11/28/2028	10,226		10,170	10,226	0.02

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Software (continued)
Scorpio BidCo, SAS	(4)(6)(7)(8)	E +	5.75%	8.34%	4/3/2024	3/26/2031	EUR	37,234	$39,785	$42,083	0.10%
Seven Bidco, SASU	(4)(6)(7)(8)	E +	4.40%	6.95%	8/29/2025	8/27/2032	EUR	210,485	244,657	235,775	0.57
Severin Acquisition, LLC	(4)(7)(9)	SOFR +	4.75%	8.65%	10/1/2024	10/1/2031		$356,954	354,074	339,045	0.82
Skylark UK Debtco, Ltd.	(4)(6)(7)(8)	S +	4.16%	7.93%	11/25/2025	12/8/2032	GBP	12,751	16,990	16,779	0.04
Skylark UK Debtco, Ltd.	(4)(5)(6)(8)	E +	4.16%	6.76%	11/25/2025	12/8/2032	EUR	5,751	6,694	6,464	0.02
Skylark UK Debtco, Ltd.	(4)(5)(6)(8)	SOFR +	4.16%	8.24%	11/25/2025	12/8/2032	24,898		24,898	24,711	0.06
Solis Midco, SAS	(4)(5)(6)(7)(8)	E +	4.50%	6.82%	10/8/2025	10/8/2032	EUR	313	358	348	0.00
Sophos Holdings, LLC	(6)(8)	SOFR +	3.50%	7.52%	1/7/2021	3/5/2027	3,954		3,955	3,962	0.01
Spaceship Purchaser, Inc.	(4)(7)(10)(18)	SOFR +	4.67%	8.74%	9/5/2025	10/17/2031	619,701		619,012	612,547	1.49
Supernova Borrower Holdco, LLC	(4)(7)(9)	SOFR +	5.00%	8.82%	5/12/2026	5/12/2033	30,283		30,097	30,161	0.07
Tango Bidco, SAS	(4)(6)(8)	E +	5.25%	7.68%	10/17/2024	10/15/2031	EUR	69,197	74,169	77,187	0.19
Tango Bidco, SAS	(4)(5)(6)(7)(8)	E +	5.25%	7.68%	10/17/2024	10/17/2031	EUR	24,455	26,512	27,191	0.07
Themis Solutions, Inc.	(4)(6)(7)(10)	SOFR +	5.50%	9.40% (incl. 3.75% PIK)	10/29/2025	10/29/2032	134,446		132,432	132,417	0.32
Three Rivers Buyer, Inc	(4)(5)(7)(10)	SOFR +	4.75%	8.52%	10/31/2025	11/3/2031	15,086		14,877	15,029	0.04
Tricentis Operations Holdings, Inc.	(4)(7)(10)	SOFR +	6.00%	9.74% (incl. 3.25% PIK)	2/11/2025	2/11/2032	141,377		140,126	138,086	0.34
Triple Lift, Inc.	(4)(7)(10)	SOFR +	5.50%	9.65%	5/6/2021	5/5/2028	42,720		42,460	36,163	0.09
Triple Lift, Inc.	(4)(10)	SOFR +	5.50%	9.65%	3/18/2022	5/5/2028	25,060		24,930	22,178	0.05
Varicent Parent Holdings Corp.	(4)(7)(10)	SOFR +	6.00%	10.07% (incl. 3.25% PIK)	8/23/2024	8/23/2031	112,458		111,349	109,595	0.27
Vision Solutions, Inc.	(10)	SOFR +	4.00%	8.08%	10/25/2021	4/24/2028	37,568		37,279	30,806	0.07
VS Buyer, LLC	(7)(8)	SOFR +	2.25%	6.07%	7/25/2025	4/12/2031	3,270		2,659	2,254	0.01
WPEngine, Inc.	(4)(7)(10)	SOFR +	5.75%	9.77%	8/14/2023	8/14/2029	81,400		80,116	79,528	0.19
XPLOR T1, LLC	(8)	SOFR +	3.25%	7.05%	12/1/2025	12/1/2032	12,107		12,107	11,713	0.03
Zendesk, Inc.	(4)(7)(10)	SOFR +	5.00%	9.03%	7/23/2024	11/22/2028	1,053,326		1,042,653	1,030,306	2.50
Zendesk, Inc.	(4)(10)	SOFR +	5.00%	9.03%	11/21/2025	11/22/2028	70,841		70,841	69,424	0.17
Zodiac Purchaser, LLC	(8)	SOFR +	3.50%	7.40%	4/3/2025	2/14/2032	3,960		3,905	3,828	0.01
Zorro Bidco, Ltd.	(4)(6)(7)(8)	S +	4.65%	8.38%	8/13/2024	8/13/2031	GBP	73,631	92,744	96,561	0.23
Zorro Bidco, Ltd.	(4)(6)(8)	S +	4.65%	8.38%	1/30/2025	8/13/2031	GBP	7,896	9,750	10,364	0.03
Zorro Bidco, Ltd.	(4)(5)(6)(8)	ST +	4.65%	6.84%	2/6/2025	8/13/2031	SEK	108,262	9,871	10,697	0.03
									18,665,031	17,975,733	43.72

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Specialty Retail
Chewy, Inc.	(6)(8)	SOFR +	1.75%	5.70%	6/16/2026	6/23/2033	$1,567	$1,567	$1,571	0.00%
CustomInk, LLC	(4)(11)(18)	SOFR +	5.98%	9.83%	1/7/2021	5/3/2028	39,625	39,625	39,625	0.10
Great Outdoors Group, LLC	(10)	SOFR +	3.25%	7.15%	2/3/2026	1/23/2032	3,970	3,979	3,986	0.01
Hoya Midco, LLC	(6)(9)(17)	SOFR +	2.25%	6.07%	2/5/2025	2/3/2029	2,765	2,682	1,509	0.00
Mavis Tire Express Services Topco Corp.	(7)(8)	SOFR +	3.25%	6.92%	9/15/2026	5/6/2033	9,205	9,059	8,992	0.02
StubHub Holdco Sub, LLC	(8)	SOFR +	4.75%	8.65%	3/15/2024	3/15/2030	4,710	4,717	4,725	0.01
								61,629	60,408	0.14
Technology Hardware, Storage & Peripherals
Lytx, Inc.	(4)(11)	SOFR +	5.00%	9.00%	6/13/2024	2/28/2028	75,139	75,160	75,139	0.18
Trading Companies & Distributors
BCPE Empire Holdings, Inc.	(9)	SOFR +	3.50%	7.40%	3/12/2026	12/29/2032	7,960	7,966	7,679	0.02
BCPE Empire Holdings, Inc.	(9)	SOFR +	3.25%	7.15%	2/18/2026	12/11/2030	3,722	3,712	3,605	0.01
Core & Main, LP	(6)(8)	SOFR +	1.75%	5.52%	6/25/2026	7/1/2033	515	514	517	0.00
FCG Acquisitions, Inc.	(8)	SOFR +	3.00%	6.90%	9/8/2026	3/4/2033	9,484	9,462	9,521	0.02
Icebox Holdco III, Inc.	(9)	SOFR +	3.25%	7.32%	12/22/2021	12/22/2031	9,025	9,022	9,054	0.02
Red Fox CD Acquisition Corp.	(4)(11)	SOFR +	6.00%	10.07%	3/4/2024	3/4/2030	106,396	104,990	105,332	0.26
Red Fox CD Acquisition Corp.	(4)(5)(7)(11)	SOFR +	6.00%	10.07%	5/31/2024	3/4/2030	38,327	37,748	37,923	0.09
The Hillman Group, Inc.	(6)(8)	SOFR +	2.00%	5.90%	7/22/2026	7/22/2033	2,097	2,094	2,104	0.01
White Cap Buyer, LLC	(8)	SOFR +	3.25%	7.15%	6/13/2024	10/19/2029	12,719	12,701	12,667	0.03
Windsor Holdings III, LLC	(8)	SOFR +	2.75%	6.65%	3/21/2025	8/1/2030	13,136	13,080	13,186	0.03
								201,289	201,588	0.49
Transportation Infrastructure
Apple Bidco, LLC	(8)	SOFR +	2.50%	6.40%	2/21/2025	9/23/2031	492	485	494	0.00
Capstone Acquisition Holdings, Inc.	(4)(11)	SOFR +	4.50%	8.50%	8/29/2024	11/13/2029	94,208	93,900	94,209	0.23
Capstone Acquisition Holdings, Inc.	(4)(11)	SOFR +	4.50%	8.50%	8/29/2024	11/13/2029	8,178	8,139	8,178	0.02
Enstructure, LLC	(4)(9)(18)	SOFR +	6.35%	10.11%	9/1/2026	9/1/2033	363,842	361,368	363,843	0.88
Frontline Road Safety, LLC	(4)(5)(8)	SOFR +	4.75%	8.65% (incl. 2.00% PIK)	3/4/2025	3/4/2032	24,650	24,367	24,158	0.07
Frontline Road Safety, LLC	(4)(8)	SOFR +	4.75%	8.65% (incl. 2.00% PIK)	3/4/2025	3/4/2032	84,063	83,434	82,383	0.20
Frontline Road Safety, LLC	(4)(8)	SOFR +	4.75%	8.65% (incl. 2.00% PIK)	5/15/2025	3/4/2032	26,122	26,002	25,601	0.06
Frontline Road Safety, LLC	(4)(8)	SOFR +	4.75%	8.65% (incl. 2.00% PIK)	12/31/2025	3/4/2032	15,472	15,338	15,162	0.04
Frontline Road Safety, LLC	(4)(5)(8)	SOFR +	4.75%	8.65% (incl. 2.00% PIK)	9/26/2025	3/4/2032	29,529	29,405	28,940	0.07

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Transportation Infrastructure (continued)
Frontline Road Safety, LLC	(4)(5)(7)(8)	SOFR +	4.75%	8.65%	3/4/2025	3/4/2032	$1,214	$1,107	$937	0.00%
Helix TS, LLC	(4)(10)	SOFR +	5.25%	9.32%	8/4/2021	8/5/2030	98,583	97,818	96,612	0.23
Helix TS, LLC	(4)(10)	SOFR +	5.25%	9.32%	8/4/2021	8/5/2030	116,409	115,762	114,081	0.28
Helix TS, LLC	(4)(10)	SOFR +	5.25%	9.32%	12/22/2023	8/5/2030	13,517	13,361	13,247	0.03
Helix TS, LLC	(4)(5)(10)	SOFR +	5.25%	9.32%	12/14/2022	8/5/2030	5,247	5,238	5,142	0.01
Helix TS, LLC	(4)(5)(10)	SOFR +	5.25%	9.32%	10/21/2025	8/5/2030	101,369	100,553	99,341	0.25
Helix TS, LLC	(4)(5)(7)(10)	SOFR +	5.25%	9.32%	8/4/2021	8/5/2030	2,909	2,779	2,410	0.01
Roadsafe Holdings, Inc.	(4)(11)	SOFR +	5.00%	8.80%	4/19/2021	10/18/2030	51,705	51,474	50,929	0.12
Roadsafe Holdings, Inc.	(4)(11)	SOFR +	5.00%	8.96%	1/31/2022	10/18/2030	55,070	54,883	54,244	0.13
Roadsafe Holdings, Inc.	(4)(11)	SOFR +	5.25%	9.05%	4/19/2021	10/18/2030	39,514	39,493	38,922	0.09
Roadsafe Holdings, Inc.	(4)(5)(11)	P +	4.00%	11.00%	9/11/2024	10/18/2030	3,135	3,108	3,088	0.01
Safety Borrower Holdings, LP	(4)(11)	SOFR +	4.75%	8.65%	12/19/2025	12/19/2032	67,937	67,692	67,258	0.16
Safety Borrower Holdings, LP	(4)(5)(7)(11)	P +	3.75%	10.75%	9/1/2021	12/19/2032	250	202	171	0.00
Sam Holding Co, Inc.	(4)(7)(10)	SOFR +	5.00%	9.07%	6/30/2026	6/30/2033	169,849	168,928	168,894	0.41
Swissport Stratosphere USA, LLC	(6)(8)	SOFR +	2.75%	6.50%	1/14/2026	4/4/2031	2,985	3,005	2,988	0.01
TRP Infrastructure Services, LLC	(4)(11)	SOFR +	5.50%	9.47%	7/9/2021	7/9/2028	70,176	69,963	69,649	0.17
TRP Infrastructure Services, LLC	(4)(11)	SOFR +	5.50%	9.46%	12/2/2024	7/9/2028	43,777	43,689	43,449	0.11
TRP Infrastructure Services, LLC	(4)(11)	SOFR +	5.50%	9.89%	9/9/2025	7/9/2028	67,838	67,552	67,329	0.16
								1,549,045	1,541,659	3.75
Wireless Telecommunication Services
CCI Buyer, Inc.	(4)(7)(10)	SOFR +	5.00%	9.07%	5/13/2025	5/13/2032	114,733	113,759	114,665	0.28
CyrusOne Revolving Warehouse	(4)(6)(7)(8)	SOFR +	2.95%	6.85%	7/12/2024	9/11/2031	57,126	56,374	57,126	0.14
								170,133	171,791	0.42
Total First Lien Debt - non-controlled/non-affiliated								69,012,396	67,439,110	163.97

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/affiliated
Aerospace & Defense
Align Precision Group, LLC	(4)(5)(11)(16)	SOFR +	6.75%	10.60% PIK	7/3/2025	7/3/2030		$24,518	$24,518	$22,802	0.06%
Align Precision Group, LLC	(4)(5)(7)(11)(16)	SOFR +	6.75%	10.60% PIK	7/3/2025	7/3/2030		4,986	4,973	4,986	0.01
									29,491	27,788	0.07
Building Products
ES Group Holdings III, Ltd.	(4)(5)(6)(8)(16)	E +	5.75%	8.34% PIK	7/31/2026	12/31/2029	EUR	51,141	58,959	57,915	0.14
Health Care Providers & Services
Plasma Buyer, LLC	(4)(5)(10)(16)(17)	SOFR +	5.75%	9.82% PIK	5/12/2022	5/12/2029		100,591	88,365	51,553	0.13
Plasma Buyer, LLC	(4)(5)(10)(16)(17)	SOFR +	5.75%	9.82% PIK	5/12/2022	5/12/2029		3,799	3,338	1,947	0.00
Plasma Buyer, LLC	(4)(5)(7)(10)(16)(17)	SOFR +	5.75%	9.82% PIK	5/12/2022	5/12/2028		16,248	14,281	8,295	0.02
Plasma Buyer, LLC	(4)(5)(7)(10)(16)(17)	SOFR +	6.25%	10.32% PIK	3/24/2026	5/12/2028		3,759	3,536	4,124	0.01
									109,520	65,919	0.16
Media
DMS Purchaser, LLC	(4)(5)(6)(14)(16)	SOFR +	7.50%	11.57% (incl. 6.50% PIK)	2/24/2025	2/28/2030		6,773	6,773	6,773	0.02
Trading Companies & Distributors
Paramount Global Surfaces, Inc.	(4)(5)(11)(16)	SOFR +	5.00%	9.07%	4/30/2021	8/18/2033		13,763	13,520	13,660	0.03
Total First Lien Debt - non-controlled/affiliated									218,263	172,055	0.42
First Lien Debt - controlled/affiliated
Chemicals
Pigments Services, Inc.	(4)(6)(14)(16)(17)	SOFR +	8.25%	12.25% PIK	4/14/2023	4/16/2029		28,703	15,191	0	0.00
Pigments Services, Inc.	(4)(6)(14)(16)(17)	SOFR +	8.25%	12.25% PIK	4/14/2023	4/16/2029		14,015	11,573	6,076	0.01
									26,764	6,076	0.01
Health Care Providers & Services
New ACI Buyer, LLC	(4)(5)(10)(16)	SOFR +	6.25%	10.32% (incl. 3.13% PIK)	6/29/2026	6/30/2031		25,095	25,094	25,095	0.07
New ACI Buyer, LLC	(4)(5)(10)(16)	SOFR +	5.50%	9.57%	6/29/2026	6/30/2031		9,628	9,223	9,628	0.02
									34,317	34,723	0.09
Insurance
CFCo, LLC (Benefytt Technologies, Inc.)	(4)(5)(8)(16)(17)(18)		0.00%	0.00%	9/11/2023	9/13/2038		86,098	12,571	0	0.00
Daylight Beta Parent, LLC (Benefytt Technologies, Inc.)	(4)(5)(8)(16)(17)(18)		10.00%	10.00% PIK	9/11/2023	9/12/2033		65,270	49,530	5,359	0.01
									62,101	5,359	0.01

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

First Lien Debt - controlled/affiliated (continued)
Media
Prodege International Holdings, LLC	(4)(5)(10)(16)	SOFR +	5.25%	9.14% (incl. 3.25% PIK)	2/12/2026	12/31/2030	$204,860	$204,860	$204,860	0.50%
Prodege International Holdings, LLC	(4)(5)(10)(16)	SOFR +	5.75%	9.64% PIK	2/12/2026	12/31/2030	103,394	103,394	103,394	0.25
								308,254	308,254	0.75
Oil, Gas & Consumable Fuels
Pibb Member, LLC	(4)(5)(6)(8)(16)		6.41%	6.41%	11/22/2024	12/20/2049	2,013	2,013	2,033	0.00
Professional Services
Material Holdings, LLC	(4)(5)(10)(16)(17)	SOFR +	6.00%	10.17% (incl. 5.58% PIK)	6/14/2024	8/19/2027	233,571	227,078	144,206	0.36
Material Holdings, LLC	(4)(5)(10)(16)(17)	SOFR +	6.00%	10.17% (incl. 9.83% PIK)	6/14/2024	8/19/2027	68,649	57,075	0	0.00
Material Holdings, LLC	(4)(5)(7)(10)(16)	SOFR +	6.00%	10.17% (incl. 9.83% PIK)	6/14/2024	8/19/2027	23,785	23,776	23,412	0.06
								307,929	167,618	0.42
Software
Medallia, Inc.	(4)(5)(10)(16)	SOFR +	5.00%	8.98%	7/30/2026	10/29/2031	257,752	257,752	257,752	0.63
Medallia, Inc.	(4)(5)(10)(16)	SOFR +	5.00%	8.98%	7/30/2026	10/29/2031	59,481	59,481	59,481	0.14
								317,233	317,233	0.77
Total First Lien Debt - controlled/affiliated								1,058,611	841,296	2.05
Total First Lien Debt								70,289,270	68,452,461	166.44

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

Second Lien Debt
Second Lien Debt - non-controlled/non-affiliated
Commercial Services & Supplies
OMNIA Partners, LLC	(4)(8)	SOFR +	5.00%	8.84%	5/31/2024	5/31/2032		$165,000	$164,416	$165,000	0.40%
OMNIA Partners, LLC	(4)(8)	SOFR +	5.00%	8.84%	10/29/2025	5/31/2032	87,500		87,312	87,500	0.21
									251,728	252,500	0.61
Construction & Engineering
Thermostat Purchaser III, Inc.	(4)(10)	SOFR +	7.25%	11.16%	8/31/2021	8/31/2029	32,725		32,546	32,070	0.08
Health Care Providers & Services
Canadian Hospital Specialties, Ltd.	(4)(6)(8)		8.75%	8.75%	4/15/2021	4/15/2029	CAD	3,800	3,014	2,563	0.01
Hunter UK Bidco, Ltd.	(4)(6)(8)	S +	7.50%	11.34%	8/19/2021	8/19/2029	GBP	65,340	88,413	82,516	0.20
Inizio Group, Ltd.	(4)(6)(8)	SOFR +	7.35%	11.42%	12/31/2021	8/19/2029	15,000		14,858	14,063	0.03
Inizio Group, Ltd.	(4)(5)(6)(8)	SOFR +	7.35%	11.42%	3/31/2022	8/19/2029	10,000		9,902	9,375	0.02
Jayhawk Buyer, LLC	(4)(5)(11)	SOFR +	9.00%	12.92%	5/26/2021	7/16/2028	6,537		6,510	6,193	0.02
									122,697	114,710	0.28
Health Care Technology
Project Ruby Ultimate Parent Corp.	(4)(10)	SOFR +	5.25%	9.27%	10/15/2024	3/12/2029	100,934		100,654	100,430	0.24
Insurance
SQ ABS Issuer, LLC	(4)(5)(6)(8)		9.65%	9.65%	10/11/2024	10/20/2039	9,449		9,342	9,284	0.02
Interactive Media & Services
Speedster Bidco, GmbH	(4)(6)(8)	CA +	5.50%	7.81%	12/10/2024	11/13/2032	CAD	665,279	468,016	462,795	1.13
IT Services
Dcert Buyer, Inc.	(8)	SOFR +	7.00%	10.90%	2/19/2021	2/19/2029	60,975		61,047	52,499	0.13
Inovalon Holdings, Inc.	(4)(10)	SOFR +	8.50%	12.58% PIK	4/11/2025	11/24/2033	159,751		158,284	135,788	0.33
OT Luxco 2 S.à r.l.	(4)(5)(6)(8)	E +	8.75%	11.28% PIK	10/10/2024	9/30/2029	EUR	24,934	27,238	27,813	0.07
									246,569	216,100	0.53
Life Sciences Tools & Services
Curia Global, Inc.	(4)(10)(17)	SOFR +	10.50%	14.53% PIK	9/1/2021	3/7/2030	57,181		52,742	5,146	0.01
Machinery
Victory Buyer, LLC	(4)(8)	SOFR +	6.00%	9.82%	2/13/2026	2/13/2034	21,379		21,188	21,379	0.05
Media
HMH Education, Inc.	(4)(9)	SOFR +	8.50%	12.19%	4/7/2022	4/8/2030	80,500		79,779	49,105	0.12
Pharmaceuticals
Rossini, S.à r.l.	(4)(5)(6)(8)	E +	7.00%	9.50% PIK	4/6/2025	3/30/2030	EUR	28,544	32,529	32,324	0.08
Professional Services
Kwor Acquisition, Inc.	(4)(5)(11)	SOFR +	8.00%	11.76% PIK	2/28/2025	2/28/2030	2,478		2,478	2,364	0.01
Sedgwick Claims Management Services, Inc.	(4)(8)	SOFR +	5.00%	8.76%	7/31/2024	7/30/2032	230,000		228,324	230,000	0.56
Thevelia US, LLC	(4)(6)(9)	SOFR +	5.00%	9.07%	6/17/2022	6/17/2032	182,046		179,373	182,046	0.44
									410,175	414,410	1.01
Real Estate Management & Development
Progress Residential PM Holdings, LLC	(4)(8)	SOFR +	4.75%	8.52%	9/11/2025	9/11/2028	101,340		100,687	100,328	0.24

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

Second Lien Debt - non-controlled/non-affiliated (continued)
Software
Boxer Parent Company, Inc.	(8)	SOFR +	5.75%	9.57%	7/30/2024	7/30/2032		$55,594	$55,173	$52,328	0.13%
CB Nike Holdco, LLC	(4)(11)	SOFR +	7.35%	11.09% PIK	11/25/2024	11/26/2029	249,800		246,636	249,800	0.61
Cloudera, Inc.	(9)	SOFR +	6.00%	10.00%	10/8/2021	10/8/2029	66,697		66,487	50,737	0.12
Delta Topco, Inc.	(8)	SOFR +	5.25%	9.09%	5/1/2024	12/1/2030	129,605		128,971	126,285	0.32
Denali Holdco, Ltd.	(4)(5)(6)(8)		9.80%	9.80% PIK	9/5/2025	9/5/2032	EUR	5,531	6,421	6,170	0.02
Denali Holdco, Ltd.	(4)(5)(6)(8)		11.20%	11.20% PIK	9/5/2025	9/5/2032	GBP	3,232	4,325	4,221	0.01
Flash Charm, Inc.	(8)	SOFR +	6.75%	10.71%	3/2/2021	3/2/2029	27,051		26,947	19,206	0.05
IGT Holding II, AB	(4)(6)(8)	SOFR +	6.15%	10.03%	8/13/2024	8/29/2033	149,981		148,109	149,981	0.36
INK BC Bidco S.p.A.	(4)(6)(8)	E +	8.25%	10.39% PIK	7/17/2025	7/16/2033	EUR	15,822	18,055	17,828	0.04
INK BC Bidco S.p.A.	(4)(6)(8)	E +	8.25%	10.97%	11/12/2025	7/17/2033	EUR	12,036	13,709	13,562	0.03
Kaseya, Inc.	(8)	SOFR +	5.00%	8.82%	3/20/2025	3/20/2033	75,000		74,454	42,429	0.10
Mandolin Technology Intermediate Holdings, Inc.	(4)(9)	SOFR +	6.50%	10.41% (incl. 6.50% PIK)	7/30/2021	7/30/2029	35,232		35,075	27,129	0.07
Project Alpha Intermediate Holding, Inc.	(9)	SOFR +	5.00%	9.07%	11/21/2024	5/8/2033	29,492		29,370	17,621	0.04
Proofpoint, Inc.	(4)(5)(8)	E +	5.75%	8.34%	12/8/2025	12/8/2033	EUR	26,552	30,700	29,317	0.07
Proofpoint, Inc.	(4)(5)(8)	SOFR +	5.75%	9.82%	12/8/2025	12/8/2033	41,706		41,332	40,663	0.10
Solis Midco, SAS	(4)(5)(6)(8)	E +	7.75%	10.60% PIK	10/8/2025	10/8/2033	EUR	104	119	115	0.00
Teamsystem Holdco 3 S.p.A.	(4)(5)(6)(8)	E +	6.50%	9.18% (incl. 6.50% PIK)	7/7/2025	7/7/2033	EUR	43,329	50,338	48,577	0.12
Vision Solutions, Inc.	(10)	SOFR +	7.25%	11.33%	4/23/2021	4/23/2029	41,439		41,337	22,170	0.05
									1,017,558	918,139	2.24
Trading Companies & Distributors
BCPE Empire Holdings, Inc.	(4)(11)	SOFR +	5.25%	9.01%	4/4/2025	12/31/2031	72,514		71,667	70,701	0.17
Total Second Lien Debt - non-controlled/non-affiliated									3,017,877	2,799,421	6.81
Second Lien Debt - controlled/affiliated
Health Care Providers & Services
New ACI Intermediate I, LLC	(4)(5)(8)(16)		10.00%	10.00% PIK	6/29/2026	6/28/2032	22,932		22,932	22,932	0.05
Total Second Lien Debt - controlled/affiliated									22,932	22,932	0.05
Total Second Lien Debt									3,040,809	2,822,353	6.86
Unsecured Debt
Unsecured Debt - non-controlled/non-affiliated
Biotechnology
AbbVie, Inc.	(5)(6)(8)		4.80%	4.80%	9/10/2024	3/15/2029	1,000		1,018	988	0.00
Amgen, Inc.	(5)(6)(8)		5.15%	5.15%	9/10/2024	3/2/2028	1,000		1,013	1,000	0.01
Biogen, Inc.	(5)(6)(8)		2.25%	2.25%	9/10/2024	5/1/2030	1,000		933	891	0.00
Gilead Sciences, Inc.	(5)(6)(8)		1.65%	1.65%	9/10/2024	10/1/2030	1,000		911	863	0.00
Regeneron Pharmaceuticals, Inc.	(5)(6)(8)		1.75%	1.75%	9/10/2024	9/15/2030	1,000		913	862	0.00
									4,788	4,604	0.01

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

Unsecured Debt - non-controlled/non-affiliated (continued)
Commercial Services & Supplies
Genstar Neptune Blocker, LLC	(4)(5)(8)	10.25%	10.25%	8/8/2026	12/31/2029	$151	$38	$151	0.00%
GTCR/Jupiter Blocker, LLC	(4)(5)(8)	10.25%	10.25%	8/8/2026	11/8/2029	210	210	210	0.00
							248	361	0.00
Health Care Equipment & Supplies
Abbott Laboratories	(5)(6)(8)	1.40%	1.40%	9/10/2024	6/30/2030	1,000	922	866	0.00
Alcon Finance Corp.	(5)(6)(8)	2.60%	2.60%	9/10/2024	5/27/2030	1,000	945	898	0.00
Boston Scientific Corp.	(5)(6)(8)	2.65%	2.65%	9/10/2024	6/1/2030	1,000	951	905	0.00
							2,818	2,669	0.00
Health Care Technology
Healthcomp Holding Company, LLC	(4)(5)(8)	13.75%	13.75% PIK	11/8/2023	11/7/2031	27,862	27,503	22,846	0.07
IT Services
Evergreen Services Group PIK Holdco, LLC	(4)(5)(8)	12.75%	12.75% PIK	9/19/2025	4/5/2031	33,315	32,815	32,481	0.09
Evergreen Services Group PIK Holdco, LLC	(4)(5)(8)	12.75%	12.75% PIK	9/19/2025	4/5/2031	6,495	6,397	6,333	0.02
							39,212	38,814	0.11
Life Sciences Tools & Services
Thermo Fisher Scientific, Inc.	(5)(6)(8)	5.00%	5.00%	9/10/2024	1/31/2029	1,000	1,021	996	0.00
Pharmaceuticals
Astrazeneca Finance, LLC	(5)(6)(8)	4.85%	4.85%	9/10/2024	2/26/2029	1,000	1,018	991	0.00
Bristol-Myers Squibb, Co.	(5)(6)(8)	4.90%	4.90%	9/10/2024	2/22/2029	1,000	1,019	993	0.00
Eli Lilly & Co.	(5)(6)(8)	4.20%	4.20%	9/10/2024	8/14/2029	1,000	1,007	975	0.00
GlaxoSmithKline Capital, PLC	(5)(6)(8)	3.38%	3.38%	9/10/2024	6/1/2029	1,000	985	954	0.00
Johnson & Johnson	(5)(6)(8)	4.80%	4.80%	9/10/2024	6/1/2029	1,000	1,025	994	0.00
Merck & Co, Inc.	(5)(6)(8)	4.30%	4.30%	9/10/2024	5/17/2030	1,000	1,011	964	0.00
Novartis Capital Corp.	(5)(6)(8)	2.20%	2.20%	9/10/2024	8/14/2030	1,000	942	889	0.00
Pfizer, Inc.	(5)(6)(8)	1.70%	1.70%	9/10/2024	5/28/2030	1,000	925	877	0.00
Roche Holdings, Inc.	(5)(6)(8)	4.20%	4.20%	9/10/2024	9/9/2029	1,000	1,005	972	0.00
Takeda Pharmaceutical Co, Ltd.	(5)(6)(8)	2.05%	2.05%	9/10/2024	3/31/2030	1,000	931	887	0.00
Teva Pharmaceutical Finance Netherlands III, BV	(5)(6)(8)	3.15%	3.15%	9/10/2024	10/1/2026	1,000	1,000	1,000	0.01
							10,868	10,496	0.01
Total Unsecured Debt - non-controlled/non-affiliated							86,458	80,786	0.20
Total Unsecured Debt							86,458	80,786	0.20

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

Structured Finance Obligations
Structured Finance Obligations - Debt Instruments - non-controlled/non-affiliated
Capital Markets
Lloyds Bank, PLC	(4)(6)(8)	S +	5.25%	8.98%	12/10/2025	2/18/2035	GBP	20,575	$27,541	$27,306	0.07%
Financial Services
1988 CLO 3, Ltd. - Class ER	(4)(5)(6)(8)	SOFR +	6.25%	9.92%	10/7/2025	10/15/2040		$2,000	2,000	1,998	0.00
522 Funding CLO 2020-6, Ltd. - Class ER	(4)(5)(6)(8)	SOFR +	6.50%	10.43%	11/9/2021	10/23/2034		3,000	3,000	2,531	0.01
Allegro CLO VIII-S, Ltd. - Class E2	(4)(5)(6)(8)	SOFR +	8.00%	11.67%	10/3/2024	10/15/2037		2,000	2,000	2,007	0.00
Allegro CLO XVIII, Ltd. - Class E2	(4)(5)(6)(8)	SOFR +	7.50%	11.17%	10/30/2024	1/25/2038		2,225	2,225	2,180	0.00
Bain Capital Credit CLO 2022-1, Ltd - Class ER	(4)(5)(6)(8)	SOFR +	6.35%	10.03%	10/9/2025	10/18/2038		2,500	2,500	2,412	0.01
Barings CLO, Ltd. 2018-II - Class ER	(4)(5)(6)(8)	SOFR +	6.90%	10.57%	8/9/2024	7/15/2036		4,000	4,000	3,832	0.01
Carlyle US CLO 2021-7, LTD. - Class ER	(4)(5)(6)(8)	SOFR +	5.50%	9.17%	3/26/2025	4/15/2040		4,650	4,650	4,423	0.01
Carval CLO VIII-C, Ltd. - Class E2R	(4)(5)(6)(8)	SOFR +	7.60%	11.26%	9/13/2024	10/22/2037		2,000	2,000	1,913	0.00
CarVal CLO XI C, Ltd. - Class E	(4)(5)(6)(8)	SOFR +	6.35%	10.03%	8/14/2024	10/20/2037		3,000	3,000	2,986	0.01
Dryden 78 CLO, Ltd. - Class E1R	(4)(5)(6)(8)	SOFR +	7.70%	11.38%	4/4/2024	4/17/2037		4,000	4,000	3,993	0.01
Dryden 78 CLO, Ltd. - Class E2R	(4)(5)(6)(8)	SOFR +	6.63%	10.31%	4/4/2024	4/17/2037		1,000	981	961	0.00
Dryden 95 CLO, Ltd. - Class E	(4)(5)(6)(8)	SOFR +	6.15%	10.05%	7/29/2021	8/20/2034		3,500	3,500	3,378	0.01
Eaton Vance CLO 2019-1, Ltd. - Class ER2	(4)(5)(6)(8)	SOFR +	6.40%	10.07%	5/9/2024	7/15/2037		5,000	5,000	4,676	0.01
Elmwood CLO XII, Ltd. - Class FR	(4)(5)(6)(8)	SOFR +	8.75%	12.42%	11/18/2025	10/15/2037		5,000	4,706	4,358	0.01
Galaxy 35 CLO, Ltd. - Class E	(4)(5)(6)(8)	SOFR +	5.00%	8.68%	3/11/2025	4/20/2038		3,001	3,001	2,960	0.01
Goldentree Loan Management US CLO 17, Ltd. - Class FR	(4)(5)(6)(8)	SOFR +	8.00%	11.68%	6/27/2025	1/20/2039		2,500	2,457	2,402	0.01
GoldenTree Loan Management US CLO 23, Ltd. - Class F	(4)(5)(6)(8)	SOFR +	7.75%	11.43%	11/26/2024	1/20/2039		3,500	3,476	3,291	0.01
Goldentree Loan Management US CLO 26, Ltd. - Class F	(4)(5)(6)(8)	SOFR +	7.83%	11.51%	7/9/2025	7/20/2038		3,000	2,973	2,911	0.01

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

Structured Finance Obligations - Debt Instruments - non-controlled/non-affiliated (continued)
Financial Services (continued)
Halseypoint CLO 7, Ltd. - Class ER	(4)(5)(6)(8)	SOFR +	6.59%	10.27%	6/6/2025	7/20/2038		$5,000	$4,955	$4,370	0.01%
Invesco CLO 2022-3, Ltd. - Class ER	(4)(5)(6)(8)	SOFR +	6.75%	10.41%	9/30/2024	10/22/2037		3,500	3,487	3,241	0.01
Morgan Stanley Eaton Vance CLO 2023-19A, Ltd. - Class ER	(4)(5)(6)(8)	SOFR +	6.10%	9.78%	10/16/2024	10/20/2037		2,200	2,200	2,070	0.00
Neuberger Berman Loan Advisers CLO 30, Ltd. - Class ER2	(4)(5)(6)(8)	SOFR +	5.15%	8.83%	12/23/2024	1/20/2039		3,500	3,500	3,394	0.01
Orion CLO 2024-4, Ltd. - Class E	(4)(5)(6)(8)	SOFR +	6.00%	9.68%	10/25/2024	10/20/2037		5,000	5,000	4,962	0.01
Pikes Peak CLO 15 2023, Ltd. - Class ER	(4)(5)(6)(8)	SOFR +	5.75%	9.43%	10/10/2025	10/20/2038		5,000	5,000	4,963	0.01
Rad CLO 16, Ltd. - Class ER	(4)(5)(6)(8)	SOFR +	6.50%	10.17%	5/3/2024	7/15/2037		5,000	5,000	4,556	0.01
Rad CLO 17, Ltd. - Class ER	(4)(5)(6)(8)	SOFR +	6.25%	9.93%	11/5/2024	1/20/2038		5,000	5,000	4,819	0.01
Rad CLO 3, Ltd. - Class E1R2	(4)(5)(6)(8)	SOFR +	5.88%	9.55%	6/18/2024	7/15/2037		2,715	2,670	2,369	0.01
Rad CLO 3, Ltd. - Class E2R2	(4)(5)(6)(8)	SOFR +	7.00%	10.67%	6/18/2024	7/15/2037		2,715	2,715	2,444	0.01
Rad CLO 9, Ltd. - Class ER	(4)(5)(6)(8)	SOFR +	5.75%	9.42%	12/19/2024	1/15/2038		3,000	3,000	2,825	0.01
RAD CLO 27, Ltd. - Class E	(4)(5)(6)(8)	SOFR +	5.30%	8.97%	1/22/2025	1/15/2038		6,000	6,000	5,613	0.01
Regatta IX Funding Ltd. - Class ER	(4)(5)(6)(8)	SOFR +	6.83%	10.51%	4/10/2024	4/17/2037		3,820	3,893	3,679	0.01
Sagard-Halseypoint Clo 9, Ltd. - Class E	(4)(5)(6)(8)	SOFR +	5.85%	9.53%	3/31/2025	4/20/2038		5,250	5,203	5,041	0.01
Sound Point CLO XXVII, Ltd. - Class ER	(4)(5)(6)(8)	SOFR +	6.56%	10.49%	10/1/2021	10/25/2034		5,000	4,938	4,222	0.01
Vibrant CLO IV-R, Ltd. - Class E	(4)(5)(6)(8)	SOFR +	7.90%	11.58%	9/19/2024	10/20/2037		1,000	974	941	0.00
Vibrant CLO XIII, Ltd - Class ER	(4)(5)(6)(8)	SOFR +	7.59%	11.26%	11/1/2024	1/15/2038		3,250	3,222	3,056	0.01
									122,226	115,777	0.28
Total Structured Finance Obligations - Debt Instruments - non-controlled/non-affiliated									149,767	143,083	0.35
Structured Finance Obligations - Equity Instruments - non-controlled/non-affiliated
Financial Services
Aimco CLO 20, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:		11.60%	11/7/2025	10/16/2038		5,659	4,937	4,313	0.01
Avoca CLO 41 DAC - Units	(4)(6)(7)				5/18/2026	2/16/2029	EUR	1,575	1,854	1,720	0.00
Balboa Bay Loan Funding 2025-3, Ltd. - Units	(4)(6)(7)				5/11/2026	11/27/2028		1,384	1,384	1,541	0.00
Ballyrock CLO 20, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:		8.84%	2/24/2025	10/15/2036		6,000	3,974	2,747	0.01
Ballyrock CLO 23, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:		9.95%	6/26/2025	4/25/2038		5,000	3,214	2,370	0.01
Ballyrock CLO 27, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:		10.33%	5/28/2025	10/25/2037		12,500	8,631	6,935	0.02

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

Structured Finance Obligations - Equity Instruments - non-controlled/non-affiliated (continued)
Financial Services (continued)
Barings CLO, Ltd. Tango - Units	(4)(6)(7)			11/21/2025	11/21/2026		$713	$713	$991	0.00%
Birch Grove CLO 11, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	4.59%	11/15/2024	1/22/2038		11,000	10,561	6,521	0.02
Carlyle Euro CLO 2022-5 DAC - Subordinated Notes	(4)(6)	Estimated Yield:	7.83%	5/16/2025	10/25/2038	EUR	3,736	2,192	1,294	0.00
Carlyle Global Market Strategies Euro CLO 2014-1 DAC - Subordinated Notes	(4)(6)	Estimated Yield:	10.86%	5/2/2025	4/15/2038	EUR	11,473	8,051	6,218	0.02
Elmwood CLO 14, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	13.81%	9/10/2025	4/20/2035		17,381	8,209	7,255	0.02
Elmwood CLO 18, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	7.20%	3/4/2025	7/17/2037		4,000	1,876	1,268	0.00
Flatiron CLO 34, Ltd. - Units	(4)(6)(7)			10/23/2025	10/8/2027		1,600	1,600	1,810	0.00
Flatiron RR CLO 30, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	11.52%	3/24/2025	4/15/2038		7,000	5,484	4,947	0.01
Galaxy 34 CLO, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	8.52%	9/26/2024	10/20/2037		20,000	16,136	10,335	0.03
Galaxy 35 CLO, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	10.73%	3/11/2025	4/20/2038		17,490	15,043	11,183	0.03
HPS Freshwater Warehouse Parent, Ltd. - Units	(4)(6)(7)			8/8/2025	10/8/2027		6,298	6,298	7,572	0.02
HPS Loan Management 2025-24, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	9.82%	3/11/2025	4/25/2038		10,000	8,122	6,043	0.01
Kennedy Lewis CLO 7, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	14.32%	1/31/2025	4/22/2037		10,000	4,796	3,795	0.01
Kennedy Lewis CLO 15, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	8.15%	5/20/2025	10/20/2039		7,300	4,093	3,547	0.01
MidOcean Credit CLO XIX - Subordinated Notes	(4)(6)	Estimated Yield:	13.38%	6/24/2025	7/20/2039		9,000	5,919	6,023	0.01
MidOcean Credit CLO XV, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	10.86%	5/10/2024	7/21/2039		5,000	3,023	2,067	0.01
New Mountain CLO 6, Ltd. - Class M	(4)(6)			8/23/2024	10/15/2037		1,875	0	117	0.00
New Mountain CLO 6, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	8.68%	8/23/2024	10/15/2037		20,547	15,456	11,423	0.03
New Mountain CLO 7, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	13.07%	8/23/2024	3/31/2038		19,368	15,713	12,513	0.02
New Mountain CLO 8, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	10.56%	10/29/2025	10/20/2038		5,000	4,006	3,389	0.01
New Mountain CLO 8, Ltd. - Class M	(4)(6)			10/29/2025	10/20/2038		500	0	0	0.00

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

Structured Finance Obligations - Equity Instruments - non-controlled/non-affiliated (continued)
Financial Services (continued)
OCP CLO 2022-25, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	12.14%	9/11/2025	7/22/2039		$12	$6,673	$6,435	0.02%
OCP CLO 2020-8R, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	11.82%	11/3/2025	10/17/2038		11,360	3,759	3,260	0.01
Penta CLO Beacon DAC - Units	(4)(6)(7)			1/8/2026	1/8/2027	EUR	3,750	4,383	4,858	0.01
Pikes Peak Bravo - Units	(4)(6)(7)			9/15/2025	8/20/2027		4,960	4,960	5,995	0.01
Pikes Peak CLO 10 - Subordinated Notes	(4)(6)	Estimated Yield:	9.07%	12/10/2024	1/22/2038		5,200	2,976	1,971	0.00
Rad CLO 25, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	3.81%	5/16/2024	7/20/2037		5,000	3,707	1,840	0.00
RAD CLO 26, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	7.80%	8/7/2024	10/20/2037		7,180	5,549	3,396	0.01
RAD CLO 27, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	7.87%	12/11/2024	1/15/2038		29,325	24,421	14,859	0.04
Regatta XXIX Funding, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	9.55%	7/28/2025	9/6/2037		7,500	5,839	4,219	0.01
Signal Peak CLO 11, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	9.30%	6/5/2024	7/18/2037		5,000	3,940	3,243	0.01
Signal Peak CLO 14, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	10.69%	12/20/2024	1/22/2038		26,000	18,804	15,762	0.04
Sixth Street CLO 27, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	8.70%	11/1/2024	1/17/2038		16,500	12,603	9,231	0.02
Sixth Street CLO XXI, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	9.65%	9/12/2024	10/21/2037		8,000	5,270	3,530	0.01
Sixth Street CLO XXII, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	11.13%	8/1/2025	4/22/2125		6,500	4,352	3,416	0.01
Vibrant CLO XVI, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	12.63%	7/26/2024	7/15/2036		6,000	4,017	2,783	0.01
Whitebox CLO V, Ltd. - Subordinated Notes	(4)(6)	Estimated Yield:	6.85%	4/3/2025	7/20/2038		20,500	17,555	13,904	0.03
								290,093	226,639	0.55
Total Structured Finance Obligations - Equity Instruments - non-controlled/non-affiliated								290,093	226,639	0.55
Total Structured Finance Obligations - non-controlled/non-affiliated								439,860	369,722	0.90
Total Structured Finance Obligations								439,860	369,722	0.90

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

Equity and other
Equity and other - non-controlled/non-affiliated
Aerospace & Defense
Micross Topco, Inc. - Common Equity	(4)			3/28/2022		116	$125	$171	0.00%
Air Freight & Logistics
Mode Holdings, LP - Class A-2 Common Units	(4)			1/7/2021		1,076,923	1,077	302	0.00
Red Griffin ParentCo, LLC - Class A Common Units	(4)			11/27/2024		13,857	58,837	7,435	0.03
							59,914	7,737	0.03
Commercial Services & Supplies
Genstar Neptune Blocker, LLC - Blocker Units	(4)			12/2/2024		5,558	3,815	5,408	0.01
GTCR Investors, LP - Class A-1 Common Units	(4)			9/29/2023		775,426	775	878	0.00
GTCR/Jupiter Blocker, LLC - Blocker Units	(4)			9/30/2026		2,499	1,545	2,289	0.01
Jupiter Ultimate Holdings, LLC - Class A-R Preferred Units	(4)			9/30/2026		7,098	4,668	7,098	0.02
Jupiter Ultimate Holdings, LLC - Class B-R Preferred Units	(4)			9/30/2026		6,979	0	0	0.00
RC VI Buckeye Holdings, LLC - LLC Units	(4)			1/2/2025		5,767,571	5,768	7,209	0.02
							16,571	22,882	0.06
Distributors
Box Co-Invest Blocker, LLC - (BP Alpha Holdings, LP) - Class A Units	(4)			12/10/2021		3	3,308	0	0.00
Box Co-Invest Blocker, LLC - (BP Alpha Holdings, LP) - Class C Preferred Units	(4)			7/12/2023		1	390	0	0.00
							3,698	0	0.00

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

Equity and other - non-controlled/non-affiliated (continued)
Diversified Consumer Services
Cambium Holdings, LLC - Senior Preferred Interest	(4)		11.50%	8/3/2021		29,194,330	$28,735	$32,511	0.08%
DTA, LP - Class A Common Units	(4)			3/25/2024		3,028,272	3,284	5,239	0.01
							32,019	37,750	0.09
Diversified Telecommunication Services
Point Broadband Holdings, LLC - Class A Common Units	(4)			10/1/2021		12,870	10,915	14,590	0.04
Point Broadband Holdings, LLC - Class B Common Units	(4)			10/1/2021		685,760	1,955	1,618	0.00
Point Broadband Holdings, LLC - Class Additional A Common Units	(4)			3/24/2022		2,766	2,346	3,136	0.01
Point Broadband Holdings, LLC - Class Additional B Common Units	(4)			3/24/2022		147,380	420	348	0.00
							15,636	19,692	0.05
Electrical Equipment
Griffon Aggregator, Ltd. - LP Interest	(4)			7/31/2025		3,272,887	3,273	5,171	0.01
Electronic Equipment, Instruments & Components
Spectrum Safety Solutions Purchaser, LLC - Common Equity	(4)(6)			7/1/2024		22,774,695	10,725	14,576	0.04
Financial Services
Muzinich Enhanced Loan Origination Fund I, LP - LP Interest	(4)(6)(7)(21)			12/8/2025		29,144,984	34,138	34,452	0.08
THL Fund IX Investors (Plymouth II), LP - LP Interest	(4)			8/31/2023		530,344	529	1,005	0.00
							34,667	35,457	0.08
Health Care Equipment & Supplies
GCX Corporation Group Holdings, L.P. - Class A-2 Units	(4)			9/10/2021		4,853	4,853	1,990	0.00

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

Equity and other - non-controlled/non-affiliated (continued)
Health Care Providers & Services
AVE Holdings I Corp. - Series A-1 Preferred Shares	(4)			2/25/2022		12,237,213	$11,870	$0	0.00%
CD&R Artemis Holdco 2, Limited - Preferred Shares	(4)(6)		10.00%	8/19/2021		33,000,000	43,661	65,433	0.17
CD&R Ulysses Equity Holdings, LP - Common Shares	(4)(6)			8/19/2021		5,317,524	5,438	3,456	0.01
DCA TopCo, LP - Common Units	(4)			6/2/2026		1,196,804	10,612	10,616	0.03
Jayhawk Holdings, LP - Class A-1 Common Units	(4)			5/26/2021		12,472	2,220	257	0.00
Jayhawk Holdings, LP - Class A-2 Common Units	(4)			5/26/2021		6,716	1,195	138	0.00
Maia Aggregator, LP - Class A Units	(4)			2/1/2022		19,700,000	19,700	22,064	0.05
NC Eve, LP - LP Interest	(4)(6)			2/22/2022		2,500,000	3,398	0	0.00
WHCG Purchaser, Inc. - Class A Common Units	(4)			8/2/2024		10,966,377	0	0	0.00
							98,094	101,964	0.26
Health Care Technology
Caerus Midco 2 S.à r.l. - Additional Vehicle Units	(4)(6)			10/28/2022		9,210,035	988	461	0.00
Caerus Midco 2 S.à r.l. - Vehicle Units	(4)(6)			5/25/2022		4,941,452	4,941	2,224	0.01
Healthcomp Holding Company, LLC - Preferred Interest	(4)			11/8/2023		18,035	1,804	0	0.00
							7,733	2,685	0.01
Insurance
Beacon HC, Ltd. - Class A Shares	(4)(6)			12/4/2025		13,472	1,188	1,208	0.00
Beacon HC, Ltd. - Class C Shares	(4)(6)			12/4/2025		42	3	4	0.00
SelectQuote, Inc. - Warrants	(4)(6)			10/11/2024		2,204,746	0	154	0.00
Shelf Holdco, Ltd. - Common Equity	(4)(6)			12/30/2022		1,300,000	1,300	4,940	0.01
							2,491	6,306	0.01
IT Services
NC Ocala Co-Invest Beta, LP - LP Interest	(4)			11/12/2021		25,687,196	25,686	10,275	0.02
Life Sciences Tools & Services
Falcon Top Parent, LLC - Class A Common Units	(4)			11/6/2024		4,440,995	4,441	4,441	0.01

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

Equity and other - non-controlled/non-affiliated (continued)
Metals & Mining
ContextLogic Holdings, LLC - Class A Convertible Preferred Units	(4)				4/1/2026		77,391	$619	$987	0.00%
Pharmaceuticals
Elanco Animal Health, Inc. - Royalty Equity	(4)(6)				5/5/2025		75,000,000	67,132	94,118	0.23
Professional Services
Kwor Intermediate I, Inc. - Class A Common Shares	(4)				2/28/2025		1,289	1,175	161	0.00
Kwor Intermediate I, Inc. - Preferred Equity	(4)				2/28/2025		1,378	1,378	940	0.00
OHCP V TC COI, LP - LP Interest	(4)				6/29/2021		6,500,000	6,503	16,250	0.04
Tricor Horizon - LP Interest	(4)(6)				6/13/2022		15,131,610	15,132	15,434	0.04
Trinity Air Consultants Holdings Corp. - Common Units	(4)				6/12/2024		4,797	5	12	0.00
Victors CCC Topco, LP - Common Equity	(4)				6/1/2022		9,600,000	9,600	16,128	0.04
								33,793	48,925	0.12
Real Estate Management & Development
Community Management Holdings Parent, LP - Series A Preferred Units	(4)(7)			8.00%	11/1/2024		2,062,256	2,062	2,372	0.01
Software
AI Titan Group Holdings, LP - Class A-2 Common Units	(4)				8/28/2024		1,103	1,103	1,141	0.00
Connatix Parent, LLC - Class L Common Units	(4)				7/14/2021		126,136	1,388	0	0.00
Descartes Holdings, Inc. - Class A Common Stock	(4)				10/9/2023		93,758	4,060	0	0.00
Expedition Holdco, LLC - Class B Common Units	(4)				2/24/2022		810,810	810	643	0.00
Knockout Intermediate Holdings I, Inc. - Perpetual Preferred Stock	(4)	SOFR +	10.75%	14.83%	6/23/2022		26,899	26,226	23,434	0.06
Mandolin Technology Holdings, Inc. - Series A Preferred Shares	(4)			10.50%	7/30/2021		31,950,000	30,992	31,333	0.08
Mimecast Limited - LP Interest	(4)				5/3/2022		75,088,584	75,088	82,597	0.20

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

Equity and other - non-controlled/non-affiliated (continued)
Software (continued)
Noble Aggregator GP, LLC - GP Units	(4)				10/14/2025		1,732	$0	$0	0.00%
Noble Aggregator, LP - Common Equity Class A Units	(4)				10/14/2025		1,732	1,732	1,765	0.00
TPG IX Newark CI, LP - LP Interest	(4)				10/26/2023		3,891,673	3,892	3,122	0.01
TravelPerk, Inc. - Warrants	(4)(6)				5/2/2024		244,818	2,101	4,088	0.01
Zoro - Common Equity	(4)				11/22/2022		1,195,880	11,959	12,640	0.03
Zoro - Series A Preferred Shares	(4)	SOFR +	9.50%	13.58%	11/22/2022		10,720	10,345	17,125	0.04
								169,696	177,888	0.43
Transportation Infrastructure
Enstructure, LLC - Series A-1 Units	(4)				9/27/2022		6,948,125	2,153	5,661	0.01
Enstructure Holdco, LLC - Preferred Units	(4)	SOFR +	8.00%	11.73% PIK	8/15/2025		1,503,800	1,485	1,504	0.00
Enstructure Holdco, LLC - 2026 Senior Preferred Units	(4)	SOFR +	8.00%	11.73% PIK	9/1/2026		1,036,292	1,010	1,036	0.00
Enstructure Holdco, LLC - Series A-2 Common Units	(4)				9/1/2026		4,864,551	3,964	3,964	0.01
Ncp Helix Holdings, LLC - Preferred Shares	(4)			8.00%	8/3/2021		1,128,694	877	1,026	0.00
								9,489	13,191	0.02
Total Equity and other- non-controlled/non-affiliated								602,717	608,578	1.48
Equity and other - non-controlled/affiliated
Aerospace & Defense
Align Precision Group, LLC - Class A-3 Units	(4)(16)				7/3/2025		11,137	996	1,190	0.00
Building Products
ES Everest Holdings 1, Ltd. - Class A Common Equity	(4)(6)(16)				7/31/2026		7,440	804	765	0.00
ES Everest Holdings 1, Ltd. - Class B Common Equity	(4)(6)(16)				7/31/2026		241,027	26,037	24,776	0.06
								26,841	25,541	0.06
Distributors
GSO DL Co-Invest EIS LP (EIS Acquisition Holdings, LP - Class A Common Units)	(4)(6)(16)				11/1/2021		265,556	558	2,745	0.01
Health Care Providers & Services
Plasma Buyer, LLC - Class X Equity	(4)(16)				8/5/2026		141,531	0	0	0.00
Media
DMS Topco, LLC - Class A Common Units	(4)(6)(16)				3/11/2025		133,433	5,432	3,954	0.01

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

Equity and other - non-controlled/affiliated (continued)
Trading Companies & Distributors
Porcelain Intermediate Holding II Corporation - Common Equity	(4)(16)			8/18/2026		7	$5,432	$5,432	0.01%
Total Equity and other - non-controlled/affiliated							39,259	38,862	0.09
Equity - controlled/affiliated (excluding Investments in Joint Ventures)
Chemicals
Pigments Holdings, LP - LP Interest	(4)(6)(16)			4/14/2023		3,943	0	0	0.00
Financial Services
Blackstone Private Real Estate Credit and Income Fund - Common Shares	(4)(6)(16)(21)			6/1/2025		18,628,295	477,500	488,620	1.19
Specialty Lending Company, LLC - LLC Interest	(4)(6)(16)			10/19/2021		291,879,000	291,879	295,936	0.72
							769,379	784,556	1.91
Health Care Providers & Services
New ACI Holdings, LLC - Class A Common Units	(4)(16)			6/29/2026		107,899	63,028	63,092	0.16
Insurance
CFCo, LLC (Benefytt Technologies, Inc.) - Class B Units	(4)(16)			9/28/2023		134,166,603	0	0	0.00
Media
Prodege International Holdings, LLC - Class A Units	(4)(16)			2/12/2026		76,634	129,944	120,363	0.29
Oil, Gas & Consumable Fuels
Pibb Member Holdings, LLC - LLC Interest	(4)(6)(16)			11/22/2024		225,000,000	214,844	223,853	0.55
Professional Services
Material+ Holding Company, LLC - Class C Units	(4)(16)			6/14/2024		63,589	0	0	0.00
Material+ Holding Company, LLC - Class A Preferred Units	(4)(16)			3/6/2026		52	0	0	0.00
Material+ Holding Company, LLC - Class A Units	(4)(16)			3/6/2026		233	0	0	0.00
Material+ Holding Company, LLC - Class B Preferred Units	(4)(16)			3/6/2026		34	0	0	0.00
							0	0	0.00

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

Equity and other - controlled/affiliated (excluding Investments in Joint Ventures) (continued)
Software
Medallia Topco, LLC - Senior Preferred Units	(4)(16)			7/30/2026		198,271	$198,271	$202,712	0.49%
Medallia, Inc. - Common Equity Class A	(4)(16)			7/30/2026		396,542	112,542	74,340	0.18
							310,813	277,052	0.67
Specialty Retail
GSO DL CoInvest CI LP (CustomInk, LLC - Series A Preferred Units)	(4)(6)(16)			1/7/2021		1,500,000	1,421	1,791	0.00
Total Equity and other - controlled/affiliated (excluding Investments in Joint Ventures)							1,489,429	1,470,707	3.58
Total Equity and other							2,131,405	2,118,147	5.15
Investments in Joint Ventures
BCRED Emerald JV LP - LP Interest	(6)(16)			1/19/2022			1,836,000	1,621,400	3.94
BCRED Verdelite JV LP - LP Interest	(6)(16)			10/21/2022			117,706	103,695	0.25
							1,953,706	1,725,095	4.19
Total Investments in Joint Ventures							1,953,706	1,725,095	4.19
Total Investments - non-controlled/non-affiliated							73,159,308	71,297,617	173.36
Total Investments - non-controlled/affiliated							257,522	210,917	0.51
Total Investments - controlled/affiliated (excluding Investments in Joint Ventures)							2,570,972	2,334,935	5.68
Total Investments - Investments in Joint Ventures							1,953,706	1,725,095	4.19
Total Investment Portfolio							77,941,508	75,568,564	183.74
Cash and Cash Equivalents
Fidelity Investments Money Market Treasury Portfolio - Class I			3.76%				6	6	0.00
State Street Institutional U.S. Government Money Market Fund - Investor Class			3.72%				47,996	47,996	0.12
State Street Institutional U.S. Government Money Market Fund - Premier Class			3.80%				10,247	10,247	0.02
Other Cash and Cash Equivalents							1,606,681	1,606,681	3.91
Total Cash and Cash Equivalents							1,664,930	1,664,930	4.05
Total Portfolio Investments, Cash and Cash Equivalents							$79,606,438	$77,233,494	187.79%
(1)Unless otherwise indicated, all debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Condensed Consolidated Schedule of Investments) are denominated in U.S. Dollars. As of September 30, 2026, the Company had investments denominated in Canadian Dollars (CAD), Euros (EUR), British Pounds (GBP), Swiss Francs (CHF), Danish Krone (DKK), Swedish Krona (SEK), Norwegian Krone (NOK), New Zealand Dollars (NZD), and Australian Dollars (AUD). All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. The total par amount (in thousands) is presented for debt investments and structured finance obligations, while the number of shares or units (in whole amounts) owned is presented for equity investments. Each of the Company’s investments is pledged as collateral, under one or more of its credit facilities unless otherwise indicated.

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either Sterling Overnight Interbank Average Rate (“SONIA” or “S”), Euro Interbank Offer Rate (“Euribor” or “E”), Secured Overnight Financing Rate (“SOFR”), Stockholm Interbank Offered Rate (“STIBOR” or “ST”), Copenhagen Interbank Offered Rate (“CIBOR” or “CI”), Norwegian Interbank Offered Rate (“NIBOR” or “N”), Swiss Average Rate Overnight (“SARON” or “SA”), New Zealand Bank Bill Reference Rate (“BKBM” or “B”), Australian Bank Bill Swap Bid Rate (“BBSY” or “BB”), Canadian Overnight Repo Rate Average (“CORRA” or “CA”), or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of September 30, 2026. Variable rate loans typically include an interest reference rate floor feature.
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
(6)The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”). The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70.0% of the Company’s total assets. As of September 30, 2026, non-qualifying assets represented 25.0% of total assets as calculated in accordance with regulatory requirements.
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

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Abacus Holdco 2, Oy	Delayed Draw Term Loan	8/13/2027	$160	$—
Accordion Partners, LLC	Delayed Draw Term Loan	12/17/2027	34,528	—
Accordion Partners, LLC	Revolver	11/15/2031	9,612	(48)
Accuity Delivery Systems, LLC	Revolver	5/29/2031	29,497	(147)
Acumatica Holdings, Inc.	Revolver	7/28/2032	10,565	(106)
AI Titan Parent, Inc.	Delayed Draw Term Loan	11/16/2026	3,308	—
AI Titan Parent, Inc.	Revolver	8/29/2031	13,784	(138)
Albireo Energy, LLC	Delayed Draw Term Loan	8/5/2027	3,698	—
Align Precision Group, LLC	Delayed Draw Term Loan	4/3/2030	350	—
Alpine Intel Intermediate 2, LLC	Delayed Draw Term Loan	12/20/2026	39,281	—
American Restoration Holdings, LLC	Delayed Draw Term Loan	2/19/2027	26,416	—
Amerilife Holdings, LLC	Revolver	8/31/2028	51,995	—
Amerilife Holdings, LLC	Delayed Draw Term Loan	2/28/2027	32,630	—
Amerivet Partners Management, Inc.	Revolver	2/25/2028	11,511	(993)
Ampirical Solutions, LLC	Delayed Draw Term Loan	9/30/2027	43,992	(220)
Ampirical Solutions, LLC	Revolver	9/30/2032	11,731	(117)
Analytic Partners, LP	Revolver	4/4/2030	4,891	(73)
Anaplan, Inc.	Revolver	6/21/2028	47,983	(960)
Animal Wellness Investments S.p.A	Delayed Draw Term Loan	1/15/2029	12,690	(124)
Anthracite Buyer, Inc.	Revolver	12/3/2032	19,960	(100)
Apex Companies, LLC	Delayed Draw Term Loan	10/24/2027	20,497	—
Apple AU Finco Pty, Ltd.	Delayed Draw Term Loan	5/28/2029	7,889	(38)
Apple SG Bidco Pte. Ltd.	Delayed Draw Term Loan	5/28/2029	40	—
Aptean, Inc.	Revolver	1/29/2031	2,683	—
Aptean, Inc.	Delayed Draw Term Loan	2/14/2027	2,955	(96)
Armada Parent, Inc.	Revolver	10/29/2030	27,000	—
Arnhem BidCo, GmbH	Delayed Draw Term Loan	10/1/2027	10,270	—
Articulate Global, LLC	Revolver	10/24/2032	5,997	(30)
Aryeh Bidco Investment, Ltd.	Delayed Draw Term Loan	1/14/2028	1,877	—
Aryeh Bidco Investment, Ltd.	Revolver	1/14/2033	3,597	—
Ascend Buyer, LLC	Revolver	9/30/2030	8,655	(87)

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Atlas CC Acquisition Corp.	Revolver	6/30/2027	$1,593	$(1,593)
Atlas CC Acquisition Corp.	Revolver	6/30/2027	1,593	—
AuditBoard, Inc.	Revolver	7/12/2031	15,377	(154)
Augusta Investments Ltd	Term Loan	11/2/2029	60,182	—
Augusta Investments Ltd	Delayed Draw Term Loan	10/28/2033	21,884	—
Avoca CLO 41 DAC	Structured Finance Obligations - Equity Instruments	2/16/2029	8,738	—
Axsome Therapeutics, Inc.	Delayed Draw Term Loan	5/31/2027	45,195	—
Axsome Therapeutics, Inc.	Revolver	5/8/2030	10,043	—
Azurite Intermediate Holdings, Inc.	Revolver	3/19/2031	6,840	(28)
Baker Tilly Advisory Group, LP	Revolver	6/3/2030	26,456	—
Balboa Bay Loan Funding 2025-3, Ltd.	Structured Finance Obligations - Equity Instruments	11/27/2028	1,816	—
Bamboo US BidCo, LLC	Revolver	9/29/2029	4,205	—
Banyan Software Holdings, LLC	Revolver	1/2/2031	5,799	(14)
Banyan Software Holdings, LLC	Delayed Draw Term Loan	10/8/2027	39,095	—
Barings CLO, Ltd. Tango	Structured Finance Obligations - Equity Instruments	11/21/2026	3,088	—
Bayshore Intermediate #2, LP	Revolver	10/1/2027	8,792	—
Bazaarvoice, Inc.	Revolver	5/7/2029	60,787	(152)
Beacon Dc, Ltd.	Revolver	12/4/2032	680	—
Beacon Dc, Ltd.	Delayed Draw Term Loan	9/25/2028	40,938	—
Bimini Group Purchaser, Inc.	Revolver	4/25/2031	29,847	—
Biotouch Global Solutions, Inc.	Delayed Draw Term Loan	8/27/2027	29,503	(221)
Biotouch Global Solutions, Inc.	Revolver	8/27/2032	4,721	—
Blue Sky Buyer, LLC	Revolver	2/28/2033	12,813	—
Bluefin Holding, LLC	Revolver	9/12/2029	7,533	—
Brave Parent Holdings, Inc.	Revolver	11/28/2030	57,580	—
Brilliance Technologies, Inc.	Revolver	3/11/2032	52,952	(265)
Brilliance Technologies, Inc.	Delayed Draw Term Loan	9/11/2027	76,123	—
Businessolver.com, Inc.	Delayed Draw Term Loan	12/3/2027	28,315	(71)
Businessolver.com, Inc.	Revolver	12/3/2032	12,611	(63)
Caerus Midco 3 S.à r.l.	Delayed Draw Term Loan	9/22/2027	22,785	—
Caerus Midco 3 S.à r.l.	Delayed Draw Term Loan	9/22/2027	20,206	—
Caerus Midco 3 S.à r.l.	Delayed Draw Term Loan	9/22/2027	64,487	—
Caerus US 1, Inc.	Revolver	5/25/2031	19,056	—
Cambium Learning Group, Inc.	Revolver	7/20/2028	67,810	—
Cambrex Corp.	Revolver	3/5/2032	11,153	—
Canadian Hospital Specialties, Ltd.	Revolver	4/15/2027	2,570	—
Carr Riggs & Ingram Capital, LLC	Delayed Draw Term Loan	11/18/2026	12,417	—
Carr Riggs & Ingram Capital, LLC	Revolver	11/18/2031	5,652	—
Castle Management Borrower, LLC	Revolver	11/5/2029	4,167	—
Castle Management Borrower, LLC	Delayed Draw Term Loan	12/9/2027	20,234	(202)
CCI Buyer, Inc.	Revolver	5/13/2032	6,767	(68)
CFGI Holdings, LLC	Revolver	11/2/2029	19,950	(499)
CFS Brands, LLC	Revolver	10/2/2029	14,401	—
Channelside AcquisitionCo, Inc.	Revolver	3/31/2028	18,758	(563)
Chartwell Cumming Holding Corp.	Revolver	6/16/2033	44,716	(697)
Cielo Bidco, Ltd.	Delayed Draw Term Loan	3/31/2028	509	—
Cielo Bidco, Ltd.	Delayed Draw Term Loan	3/31/2028	15	—
Cisive Holdings Corp.	Revolver	12/7/2029	4,445	(89)
Clearview Buyer, Inc.	Revolver	2/26/2029	11,857	—
Commander Buyer, Inc.	Delayed Draw Term Loan	6/26/2027	44,138	(221)

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Commander Buyer, Inc.	Revolver	6/25/2032	$29,425	$(294)
Community Management Holdings Midco 2, LLC	Revolver	11/3/2031	9,245	(92)
Community Management Holdings Parent, LP	Equity		911	—
Compsych Investments Corp.	Delayed Draw Term Loan	7/22/2027	12,307	(569)
Connatix Buyer, Inc.	Revolver	7/14/2027	1,304	—
Conservice Midco, LLC	Revolver	2/25/2033	11,272	(56)
Consor Intermediate II, LLC	Delayed Draw Term Loan	11/10/2026	17,568	(48)
Consor Intermediate II, LLC	Revolver	5/9/2031	8,888	—
Continental Buyer, Inc.	Revolver	4/2/2031	4,282	—
Continental Buyer, Inc.	Revolver	4/2/2031	6,862	(34)
Continental Buyer, Inc.	Delayed Draw Term Loan	4/21/2028	4,597	—
Continental Buyer, Inc.	Revolver	4/2/2031	3,283	(16)
Coupa Software, Inc.	Revolver	2/27/2029	42	—
CRC Insurance Group, LLC	Revolver	5/6/2029	19,894	(939)
CRCI Longhorn Holdings, Inc.	Revolver	8/27/2031	11,110	(147)
CRCI Longhorn Holdings, Inc.	Delayed Draw Term Loan	8/27/2027	3,013	—
Crewline Buyer, Inc.	Revolver	11/8/2030	12,745	(556)
Crimson FLS Acquisition, Inc.	Delayed Draw Term Loan	2/18/2028	11,950	—
Crimson FLS Acquisition, Inc.	Revolver	2/18/2033	28,658	—
Crumbl Enterprises, LLC	Revolver	5/5/2032	6,881	(344)
CT Technologies Intermediate Holdings, Inc.	Revolver	8/30/2031	34,417	(344)
CT Technologies Intermediate Holdings, Inc.	Delayed Draw Term Loan	7/7/2027	11,634	—
CT Technologies Intermediate Holdings, Inc.	Delayed Draw Term Loan	7/7/2027	10,132	—
CT Technologies Intermediate Holdings, Inc.	Delayed Draw Term Loan	7/7/2027	6,774	—
CT Technologies Intermediate Holdings, Inc.	Delayed Draw Term Loan	8/5/2027	10,080	—
CyrusOne Revolving Warehouse	Revolver	9/11/2031	76,874	—
Databricks, Inc.	Delayed Draw Term Loan	1/5/2028	235,000	—
DCG Acquisition Corp.	Revolver	6/13/2031	36,470	(365)
Denali Bidco, Ltd.	Delayed Draw Term Loan	9/5/2027	300	(3)
Denali TopCo, LLC	Delayed Draw Term Loan	8/26/2028	27,099	(135)
Denali TopCo, LLC	Revolver	8/26/2032	13,007	(130)
Diligent Corp.	Revolver	8/2/2030	16,000	—
Divisions Holding Corp.	Revolver	4/17/2032	5,660	—
DM Intermediate Parent, LLC	Revolver	9/30/2030	30,960	—
DM Intermediate Parent, LLC	Delayed Draw Term Loan	12/19/2027	11,891	—
Doit International, Ltd.	Delayed Draw Term Loan	11/25/2026	66,711	(500)
Doit International, Ltd.	Revolver	11/26/2029	33,356	—
DTA Intermediate II, Ltd.	Revolver	3/27/2030	12,961	—
DTI Holdco, Inc.	Revolver	1/25/2029	14,000	—
Eagan Parent, Inc.	Delayed Draw Term Loan	9/8/2027	5,311	(13)
Eagan Parent, Inc.	Revolver	9/8/2032	2,833	(14)
East River Bidco, GmbH	Delayed Draw Term Loan	3/27/2028	31	—
Eden Acquisitionco, Ltd.	Delayed Draw Term Loan	11/17/2026	1,802	(23)
Electro Switch Business Trust, LLC	Revolver	9/2/2032	1,757	—
ELK Bidco, Inc.	Delayed Draw Term Loan	12/13/2027	14,968	(37)
ELK Bidco, Inc.	Revolver	6/14/2032	13,471	(67)
EMB Purchaser, Inc.	Delayed Draw Term Loan	3/13/2028	16,021	—
EMB Purchaser, Inc.	Revolver	3/12/2032	13,426	—
EMB Purchaser, Inc.	Delayed Draw Term Loan	2/12/2029	139,253	(522)
Emergency Power Holdings, LLC	Delayed Draw Term Loan	8/17/2027	12,036	(17)
Emma Buyer, LLC	Delayed Draw Term Loan	7/14/2028	298	—
Endeavor Schools Holdings, LLC	Delayed Draw Term Loan	1/3/2027	17,438	(1,953)

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
ENV Bidco, AB	Delayed Draw Term Loan	7/29/2027	$31,622	$(388)
Essential Services Holding Corp.	Revolver	6/17/2030	5,071	—
Everbridge Holdings, LLC	Revolver	7/2/2031	3,481	—
Excelitas Technologies Corp.	Revolver	8/12/2028	14,780	(148)
Experity, Inc.	Delayed Draw Term Loan	12/31/2027	10,028	(50)
Experity, Inc.	Revolver	2/22/2030	17,835	(268)
Falcon Parent Holdings, Inc.	Revolver	11/6/2031	13,422	—
Falcon Parent Holdings, Inc.	Delayed Draw Term Loan	8/15/2027	12,467	(94)
Fern Bidco, Ltd.	Delayed Draw Term Loan	7/3/2027	14,357	—
Firmus Supercloud Pty, Ltd.	Delayed Draw Term Loan	3/15/2027	320,538	—
Flatiron CLO 34, Ltd.	Structured Finance Obligations - Equity Instruments	10/8/2027	2,400	—
Flexera Software, LLC	Revolver	8/16/2032	13,582	(34)
Foundation Risk Partners Corp.	Revolver	10/29/2029	10,168	—
Foundation Risk Partners Corp.	Delayed Draw Term Loan	2/26/2027	7,854	—
Frontgrade Technologies Holdings, Inc.	Revolver	1/9/2028	387	—
Frontline Road Safety, LLC	Revolver	3/4/2032	12,663	—
FusionSite Midco, LLC	Revolver	11/16/2029	7,152	—
G&A Partners Holding Company II, LLC	Revolver	3/1/2030	5,918	—
Galway Borrower, LLC	Revolver	9/29/2028	17,105	—
Galway Borrower, LLC	Delayed Draw Term Loan	2/7/2028	8,927	—
Gatekeeper Systems, Inc.	Revolver	8/28/2030	18,477	(600)
GFT Infrastructure, Inc.	Revolver	8/5/2030	24,883	—
GGG Midco, LLC	Delayed Draw Term Loan	4/1/2028	17,350	—
GGG Midco, LLC	Revolver	4/1/2033	11,567	(116)
GI Ranger Intermediate, LLC	Revolver	10/29/2027	900	—
Gigamon, Inc.	Revolver	3/10/2028	10,310	—
Granicus, Inc.	Revolver	1/17/2031	4,284	—
Great Day Improvements, LLC	Revolver	6/13/2030	4,140	—
Grid Alliance Partners, LLC	Revolver	7/1/2030	10,613	—
Grid Alliance Partners, LLC	Delayed Draw Term Loan	7/1/2027	3,688	(203)
Griffon Bidco, Inc.	Revolver	7/31/2031	21,819	(218)
Griffon Bidco, Inc.	Delayed Draw Term Loan	9/30/2027	21,819	(109)
Ground Penetrating Radar Systems, LLC	Delayed Draw Term Loan	7/2/2027	20,297	—
Ground Penetrating Radar Systems, LLC	Revolver	1/2/2032	12,395	(31)
GS Acquisitionco, Inc.	Revolver	5/25/2028	3	—
GS Acquisitionco, Inc.	Delayed Draw Term Loan	5/16/2027	3,214	(8)
GTCR Everest Borrower, LLC	Revolver	9/5/2029	3,125	(108)
Guardian Bidco, Inc.	Delayed Draw Term Loan	8/14/2028	3,881	(39)
Gusto Sing Bidco Pte, Ltd.	Delayed Draw Term Loan	11/15/2027	102	—
Helix TS, LLC	Delayed Draw Term Loan	6/30/2028	22,083	—
Higginbotham Insurance Agency, Inc.	Delayed Draw Term Loan	12/11/2027	27,471	—
High Street Buyer, Inc.	Revolver	4/14/2028	4,186	(84)
High Street Buyer, Inc.	Delayed Draw Term Loan	7/18/2027	45,648	—
HMH Education, Inc.	Revolver	4/7/2027	18,750	(5,676)
Horizon CTS Buyer, LLC	Revolver	3/29/2032	14,843	—
Horizon CTS Buyer, LLC	Delayed Draw Term Loan	10/25/2027	20,213	—
HPS Freshwater Warehouse Parent, Ltd.	Structured Finance Obligations - Equity Instruments	10/8/2027	4,703	—
Icefall Parent, Inc.	Revolver	1/25/2030	8,637	—
IEM New Sub 2, LLC	Delayed Draw Term Loan	12/3/2027	62,860	(157)
IEM New Sub 2, LLC	Delayed Draw Term Loan	12/3/2027	76,076	(571)

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
IG Investments Holdings, LLC	Revolver	9/22/2028	$55,717	$—
Imagine 360, LLC	Revolver	9/30/2028	8,582	(86)
Inception Fertility Ventures, LLC	Revolver	4/29/2030	8,591	—
INK BC Bidco S.p.A.	Delayed Draw Term Loan	7/16/2028	12,638	—
Integrity Marketing Acquisition, LLC	Revolver	8/25/2028	2,861	(233)
IQN Holding Corp.	Revolver	5/2/2028	2,125	—
IRI Group Holdings, Inc.	Revolver	12/1/2028	110,034	—
Iris Buyer, LLC	Revolver	10/2/2030	8,974	—
Iris Buyer, LLC	Delayed Draw Term Loan	7/15/2028	5,601	(28)
ISQ Hawkeye Holdco, Inc.	Revolver	8/20/2030	476	—
Java Buyer, Inc.	Delayed Draw Term Loan	2/6/2028	98,669	—
Java Buyer, Inc.	Revolver	12/15/2030	56,623	—
Java Buyer, Inc.	Delayed Draw Term Loan	2/6/2028	25,077	—
Jeppesen Holdings, LLC	Revolver	11/1/2032	17,000	(128)
Jones Fish Hatcheries & Distributors, LLC	Delayed Draw Term Loan	11/19/2027	8,316	—
Jones Fish Hatcheries & Distributors, LLC	Revolver	11/19/2032	4,116	(41)
JS Parent, Inc.	Revolver	4/24/2031	7,880	(39)
JSG II, Inc.	Delayed Draw Term Loan	9/30/2027	33,583	—
JSG II, Inc.	Revolver	9/30/2032	41,978	(210)
June Purchaser, LLC	Delayed Draw Term Loan	11/29/2026	575	—
Jupiter Purchaser, LLC	Delayed Draw Term Loan	11/8/2026	136,995	(685)
Jupiter Purchaser, LLC	Delayed Draw Term Loan	6/5/2029	73,419	—
Kaseya, Inc.	Revolver	3/20/2030	25,000	(5,094)
Kattegat Project Bidco, AB	Delayed Draw Term Loan	10/5/2026	12,225	(160)
Knight Acquireco, LLC	Delayed Draw Term Loan	11/6/2027	20,407	—
Knowledge Pro Buyer, Inc.	Delayed Draw Term Loan	6/11/2027	3,445	—
Knowledge Pro Buyer, Inc.	Revolver	12/10/2029	665	—
Koala Investment Holdings, Inc.	Delayed Draw Term Loan	2/29/2028	9,999	—
Koala Investment Holdings, Inc.	Revolver	8/29/2032	7,575	(114)
Kona Buyer, LLC	Revolver	7/23/2031	30,760	—
Kona Buyer, LLC	Delayed Draw Term Loan	2/5/2028	90,826	(454)
KStone Buyer, Inc.	Revolver	1/2/2032	20,985	(210)
KStone Buyer, Inc.	Delayed Draw Term Loan	1/2/2028	23,316	(117)
Kwol Acquisition, Inc.	Revolver	12/6/2029	1,659	(4)
Kwor Acquisition, Inc.	Revolver	2/28/2030	1,093	—
Kwor Acquisition, Inc.	Delayed Draw Term Loan	2/28/2027	1,379	(7)
L&S Mechanical Acquisition, LLC	Delayed Draw Term Loan	12/1/2028	9,633	—
Lobos Parent, Inc.	Revolver	9/26/2031	5,180	(78)
Lobos Parent, Inc.	Delayed Draw Term Loan	9/26/2028	7,356	(38)
Lobos Parent, Inc.	Revolver	9/26/2031	2,331	(17)
LogicMonitor, Inc.	Revolver	11/19/2031	11,450	(143)
LogicMonitor, Inc.	Delayed Draw Term Loan	7/7/2027	15,648	(98)
LPW Group Holdings, Inc.	Revolver	3/15/2030	6,566	—
Lsf12 Crown US Commercial Bidco, LLC	Revolver	12/3/2029	24,405	(127)
LSF12 Helix Parent, LLC	Revolver	2/10/2031	36,000	(810)
LSF12 Phoenix Holdco, LLC	Revolver	3/25/2033	17,500	(149)
Magneto Components BuyCo, LLC	Revolver	12/5/2029	8,983	—
Mandolin Technology Intermediate Holdings, Inc.	Revolver	4/30/2028	8,444	—
MannKind Corp.	Delayed Draw Term Loan	8/6/2027	29,592	—
Mantech International, CP	Revolver	9/14/2028	111,612	(1,674)
Material Holdings, LLC	Revolver	8/19/2027	3,179	(374)
Material Holdings, LLC	Delayed Draw Term Loan	8/19/2027	8,008	—

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Maverick Bidco, Inc.	Delayed Draw Term Loan	12/2/2027	$17,351	$(20)
Maverick Bidco, Inc.	Revolver	12/2/2031	17,099	(64)
Mavis Tire Express Services Topco, Corp.	Revolver	5/4/2028	9,000	(137)
MB2 Dental Solutions, LLC	Revolver	2/13/2031	1,815	—
Medline Borrower, LP	Revolver	10/21/2026	17,850	(231)
MEDX AMCP Holdings, LLC	Delayed Draw Term Loan	7/21/2027	4,957	—
MEDX AMCP Holdings, LLC	Revolver	7/21/2032	3,952	(40)
MHE Intermediate Holdings, LLC	Revolver	7/21/2027	321	—
Minerva Bidco, Ltd.	Delayed Draw Term Loan	12/2/2028	53,627	(405)
Minotaur Acquisition, Inc.	Revolver	5/10/2030	9,910	(50)
ML Holdco, LLC	Delayed Draw Term Loan	10/24/2027	17,090	—
Modernizing Medicine, Inc.	Revolver	4/30/2032	4,208	(42)
More Cowbell II, LLC	Revolver	9/1/2029	12,971	—
More Cowbell II, LLC	Delayed Draw Term Loan	9/3/2027	5,872	(27)
MPG Parent Holdings, LLC	Revolver	1/8/2030	2,232	—
MPG Parent Holdings, LLC	Delayed Draw Term Loan	1/8/2027	2,215	—
MRH Trowe Beteiligungsgesellschaft mbH	Delayed Draw Term Loan	5/15/2028	58	—
MRH Trowe Beteiligungsgesellschaft mbH	Revolver	11/17/2031	26	—
MRI Software, LLC	Revolver	2/10/2028	20,436	—
MRI Software, LLC	Delayed Draw Term Loan	10/2/2027	3,977	—
Muzinich Enhanced Loan Origination Fund I, LP	Equity		57,135	—
Namecheap, Inc.	Revolver	5/21/2032	11,567	(116)
NAVEX TopCo, Inc.	Delayed Draw Term Loan	10/14/2027	57,143	(143)
NAVEX TopCo, Inc.	Revolver	10/14/2031	11,668	(213)
Navigator Acquiror, Inc.	Delayed Draw Term Loan	7/15/2030	15,767	(118)
Navigator Acquiror, Inc.	Delayed Draw Term Loan	7/15/2030	15,767	(118)
NDC Acquisition Corp.	Revolver	3/9/2028	1,284	—
NDT Global Holding, Inc.	Delayed Draw Term Loan	6/4/2027	11,371	—
NDT Global Holding, Inc.	Revolver	6/4/2032	10,153	(76)
Nephele III, BV	Delayed Draw Term Loan	12/17/2027	28	—
Neptune Holdings, Inc.	Revolver	8/31/2029	2,000	(50)
Netsmart Technologies, Inc.	Revolver	8/25/2031	26,555	(398)
Netsmart Technologies, Inc.	Delayed Draw Term Loan	11/17/2027	18,756	(94)
Nickel Holdco, LLC	Term Loan	10/5/2033	164,911	—
Nickel Holdco, LLC	Revolver	10/5/2033	27,485	—
Noble Midco 3, Ltd.	Delayed Draw Term Loan	6/10/2027	9,042	(45)
Noble Midco 3, Ltd.	Revolver	12/10/2030	5,274	—
North Haven Ushc Acquisition, Inc.	Revolver	10/29/2027	1,549	—
Oak Funding, LLC	Delayed Draw Term Loan	12/2/2027	11,363	—
Octane Purchaser, Inc.	Revolver	5/19/2032	35,253	(176)
OEConnection, LLC	Revolver	12/18/2032	4,858	(24)
OEConnection, LLC	Delayed Draw Term Loan	12/23/2028	18,447	(46)
OEI, Inc.	Delayed Draw Term Loan	12/29/2027	19,722	(74)
OEI, Inc.	Revolver	12/29/2031	7,889	(59)
OMEGA II AB	Delayed Draw Term Loan	6/17/2028	14,833	(36)
Onex Baltimore Buyer, Inc.	Delayed Draw Term Loan	4/29/2028	24,019	—
ONS MSO, LLC	Revolver	7/8/2028	753	—
Onward Acquireco, Inc.	Revolver	4/1/2033	23,449	(176)
Onward Acquireco, Inc.	Delayed Draw Term Loan	4/1/2028	56,282	(211)
Optimizely North America, Inc.	Revolver	10/30/2031	3,007	(30)
Oxford Global Resources, Inc.	Revolver	8/17/2027	9,254	—
Paisley Bidco, Ltd.	Delayed Draw Term Loan	5/7/2027	2,102	(8)

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Papilio Bidco, Ltd.	Delayed Draw Term Loan	8/20/2029	$36,338	$(133)
PAS Parent, Inc.	Delayed Draw Term Loan	8/18/2028	41,432	(207)
PAS Parent, Inc.	Revolver	8/18/2031	19,250	(193)
Patriot Growth Insurance Services, LLC	Revolver	10/16/2028	7,135	(143)
Pave America Holding, LLC	Delayed Draw Term Loan	8/29/2027	13,520	—
Pave America Holding, LLC	Revolver	8/27/2032	10,140	—
Penta CLO Beacon DAC	Structured Finance Obligations - Equity Instruments	1/8/2027	7,304	—
Petrus Buyer, Inc.	Revolver	10/17/2029	5,163	—
Phoenix 1 Buyer Corp.	Revolver	11/20/2029	8,349	—
Pike Electric Corp.	Revolver	12/18/2032	39,994	(200)
Pike Electric Corp.	Delayed Draw Term Loan	12/19/2028	49,993	—
Pikes Peak Bravo	Structured Finance Obligations - Equity Instruments	8/20/2027	7,540	—
PKF O'Connor Davies Advisory, LLC	Delayed Draw Term Loan	11/18/2026	29,837	—
PKF O'Connor Davies Advisory, LLC	Revolver	11/15/2031	11,413	—
Plasma Buyer, LLC	Delayed Draw Term Loan	5/12/2028	3,536	—
Plasma Buyer, LLC	Revolver	5/12/2028	65	—
Polyphase Elevator Holding, Co.	Delayed Draw Term Loan	11/24/2027	1,801	—
Polyphase Elevator Holding, Co.	Revolver	11/24/2032	6,000	(45)
PPT Purchaser, LLC	Delayed Draw Term Loan	12/23/2027	44,586	(111)
PPT Purchaser, LLC	Revolver	12/23/2032	76,936	—
PPV Intermediate Holdings, LLC	Revolver	8/31/2029	5,946	—
Profile Products, LLC	Revolver	11/12/2027	3,685	—
Profile Products, LLC	Revolver	11/12/2027	6,904	—
Project Leopard Holdings, Inc.	Revolver	7/20/2027	3,318	—
QBS Parent, Inc.	Revolver	6/3/2032	10,967	—
QBS Parent, Inc.	Delayed Draw Term Loan	6/3/2027	18,761	—
QF Holdings, Inc.	Revolver	12/15/2032	14,556	—
QF Holdings, Inc.	Delayed Draw Term Loan	12/29/2027	25,096	(63)
R1 Holdings, LLC	Revolver	12/29/2028	50	—
RailPros Parent, LLC	Delayed Draw Term Loan	5/24/2027	5,024	—
RailPros Parent, LLC	Revolver	5/24/2032	3,589	(36)
Rally Buyer, Inc.	Revolver	7/19/2029	1,517	—
Raven Acquisition Holdings, LLC	Delayed Draw Term Loan	11/19/2026	200	—
Red Fox CD Acquisition Corp.	Delayed Draw Term Loan	11/21/2026	2,141	—
Redwood Services Group, LLC	Delayed Draw Term Loan	2/11/2028	79,786	—
Rhea Parent, Inc.	Revolver	12/20/2030	28,910	(289)
Riser Merger Sub, Inc.	Delayed Draw Term Loan	4/15/2027	12,238	—
Riser Merger Sub, Inc.	Revolver	10/31/2029	19,067	(286)
Rocket Buyer, LLC	Delayed Draw Term Loan	2/21/2028	47,529	—
Rocket Buyer, LLC	Revolver	2/18/2033	18,576	—
Saber Parent Holdings Corp.	Delayed Draw Term Loan	12/16/2028	75,662	—
Saber Parent Holdings Corp.	Revolver	12/16/2032	60,150	(346)
Saber Parent Holdings Corp.	Letter of Credit	3/16/2027	9,053	—
Saber Power Services, LLC	Revolver	10/21/2031	24,892	—
SAFEbuilt, LLC	Revolver	1/8/2032	8,032	(80)
SAFEbuilt, LLC	Delayed Draw Term Loan	1/8/2028	18,169	—
Safety Borrower Holdings, LP	Revolver	12/19/2032	5,582	—
Safety Borrower Holdings, LP	Delayed Draw Term Loan	12/19/2027	8,254	(21)
Sam Holding Co, Inc.	Delayed Draw Term Loan	6/30/2028	42,462	(106)
Scorpio BidCo, SAS	Delayed Draw Term Loan	10/4/2026	7,858	(82)

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Seahawk Bidco, LLC	Revolver	12/19/2030	$14,918	$—
Seahawk Bidco, LLC	Delayed Draw Term Loan	12/24/2027	109,427	—
Seven Bidco, SASU	Delayed Draw Term Loan	8/29/2028	42,456	(205)
Severin Acquisition, LLC	Delayed Draw Term Loan	10/1/2027	49,379	—
Severin Acquisition, LLC	Revolver	10/1/2031	41,391	(1,656)
SG Acquisition, Inc.	Revolver	4/3/2030	13,537	—
Signant Finance One, Ltd.	Delayed Draw Term Loan	10/16/2027	50,795	(254)
Signant Finance One, Ltd.	Revolver	10/16/2031	20,001	—
Simplicity Financial Marketing Group Holdings, Inc.	Delayed Draw Term Loan	12/31/2026	51	—
Simplicity Financial Marketing Group Holdings, Inc.	Revolver	12/31/2031	6,041	(60)
Simplicity Financial Marketing Group Holdings, Inc.	Delayed Draw Term Loan	6/10/2028	15,881	(119)
SIQ Holdings III Corp.	Delayed Draw Term Loan	12/19/2027	31,595	—
SIQ Holdings III Corp.	Revolver	12/19/2030	28,723	(144)
Skylark UK Debtco, Ltd.	Delayed Draw Term Loan	12/8/2028	5,759	—
Smartronix, LLC	Revolver	2/7/2030	12,316	—
Smile Doctors, LLC	Revolver	12/23/2027	51,955	(1,818)
Solis Midco, SAS	Delayed Draw Term Loan	4/8/2029	145	(1)
Spaceship Purchaser, Inc.	Revolver	10/17/2031	74,961	(598)
Spaceship Purchaser, Inc.	Delayed Draw Term Loan	10/17/2027	149,081	(359)
Spectrum Safety Solutions Purchaser, LLC	Revolver	7/1/2030	69,467	—
Speedster Bidco, GmbH	Revolver	6/10/2031	23,253	(456)
Stepping Stones Healthcare Services, LLC	Revolver	1/5/2033	24,830	—
Stepping Stones Healthcare Services, LLC	Delayed Draw Term Loan	1/5/2028	48,022	(120)
Steward Partners Global Advisory, LLC	Delayed Draw Term Loan	8/14/2028	7,353	(37)
Steward Partners Global Advisory, LLC	Revolver	8/14/2033	2,941	(29)
STV Group, Inc.	Revolver	3/20/2030	11,767	(88)
Summit Buyer, LLC	Revolver	5/31/2030	4,850	—
Summit Buyer, LLC	Delayed Draw Term Loan	5/9/2027	27,763	—
Sunshine Cadence Holdco, LLC	Revolver	5/1/2030	32,000	(320)
Supernova Borrower Holdco, LLC	Revolver	5/12/2033	3,854	(19)
Supernova Borrower Holdco, LLC	Delayed Draw Term Loan	5/12/2029	11,012	(28)
Tango Bidco, SAS	Delayed Draw Term Loan	10/17/2027	3,232	—
Tango Bidco, SAS	Delayed Draw Term Loan	10/17/2027	5,258	(37)
TEI Intermediate, LLC	Revolver	12/15/2031	20,576	—
TEI Intermediate, LLC	Delayed Draw Term Loan	12/13/2026	8,510	—
Teneo Holdings, LLC	Delayed Draw Term Loan	7/31/2027	29,443	—
Teneo Holdings, LLC	Revolver	7/31/2030	64,785	—
Tennessee Bidco, Limited	Delayed Draw Term Loan	5/9/2027	51,731	—
The Fertility Partners, Inc.	Revolver	9/16/2027	8,300	—
The North Highland Co, LLC	Delayed Draw Term Loan	12/20/2026	35,521	(178)
The North Highland Co, LLC	Revolver	12/20/2030	21,303	—
Themis Solutions, Inc.	Delayed Draw Term Loan	10/29/2027	55,641	(556)
Themis Solutions, Inc.	Revolver	10/29/2032	46,367	(464)
Thermostat Purchaser III, Inc.	Revolver	8/31/2028	4,063	—
THG Acquisition, LLC	Revolver	10/31/2031	4,608	—
THG Acquisition, LLC	Delayed Draw Term Loan	10/31/2026	2,229	—
Three Rivers Buyer, Inc	Revolver	11/3/2031	4,560	(57)
TMII Enterprises, LLC	Delayed Draw Term Loan	8/31/2033	2,009	—
TMII Enterprises, LLC	Term Loan	8/31/2033	6,697	—
TMII Enterprises, LLC	Revolver	8/31/2033	1,339	—

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Tricentis Operations Holdings, Inc.	Delayed Draw Term Loan	2/11/2027	$26,482	$(132)
Tricentis Operations Holdings, Inc.	Revolver	2/11/2032	16,551	(331)
Trinity Air Consultants Holdings Corp.	Delayed Draw Term Loan	10/17/2027	42,018	(210)
Trinity Air Consultants Holdings Corp.	Revolver	6/29/2029	26,249	(112)
Trinity Partners Holdings, LLC	Delayed Draw Term Loan	6/30/2027	115,743	(1,157)
Triple Lift, Inc.	Revolver	5/5/2028	14,295	(1,644)
TTF Lower Intermediate, LLC	Revolver	7/18/2029	20,000	(450)
Unified Women's Healthcare, LP	Revolver	6/18/2029	101,845	(1,018)
Unified Women's Healthcare, LP	Delayed Draw Term Loan	9/22/2027	3,225	(32)
US Oral Surgery Management Holdco, LLC	Revolver	11/20/2028	15,496	—
US Oral Surgery Management Holdco, LLC	Delayed Draw Term Loan	12/13/2026	20,639	—
US Salt Investors, LLC	Revolver	2/26/2033	7,199	(72)
Varicent Parent Holdings Corp.	Revolver	8/23/2031	12,463	(172)
Varicent Parent Holdings Corp.	Delayed Draw Term Loan	10/15/2027	5,758	(130)
Varicent Parent Holdings Corp.	Delayed Draw Term Loan	10/15/2027	6,177	(31)
Vector JV Bidco, Inc.	Revolver	8/26/2032	2,424	(24)
Vector JV Bidco, Inc.	Delayed Draw Term Loan	2/26/2028	2,424	(12)
Veregy Consolidated, Inc.	Revolver	4/16/2031	29,755	(223)
Victors CCC Buyer, LLC	Revolver	6/1/2029	29,205	(146)
Victors CCC Buyer, LLC	Delayed Draw Term Loan	9/2/2027	273	—
Vigor Bidco, Inc.	Revolver	8/17/2033	36,800	(184)
Vigor Bidco, Inc.	Delayed Draw Term Loan	8/17/2028	54,464	(272)
VS Buyer, LLC	Revolver	10/12/2030	17,045	(938)
West Monroe Partners, LLC	Revolver	11/9/2027	70,714	(1,414)
West Star Aviation Acquisition, LLC	Revolver	5/20/2032	15,118	—
West Star Aviation Acquisition, LLC	Delayed Draw Term Loan	5/20/2027	7,559	—
WHCG Purchaser III, Inc.	Delayed Draw Term Loan	8/2/2027	17,234	—
Woolpert Holdings, Inc.	Delayed Draw Term Loan	6/30/2028	13,750	—
World Insurance Associates, LLC	Revolver	4/3/2030	5,073	(75)
WPEngine, Inc.	Revolver	8/14/2029	8,140	(244)
YA Intermediate Holdings II, LLC	Delayed Draw Term Loan	10/1/2027	12,984	—
YA Intermediate Holdings II, LLC	Revolver	10/1/2031	2,774	—
Zendesk, Inc.	Revolver	11/22/2028	97,650	(1,953)
Zenith AcquisitionCo, LLC	Revolver	1/13/2033	16,962	—
Zenith AcquisitionCo, LLC	Delayed Draw Term Loan	1/12/2029	43,314	—
Zeus, LLC	Revolver	2/28/2030	5,709	—
Zorro Bidco, Ltd.	Delayed Draw Term Loan	8/13/2027	8,243	—
Total Unfunded Commitments			$9,155,996	$(59,562)

(8)There are no interest rate floors on these investments.
(9)The interest rate floor on these investments as of September 30, 2026 was 0.50%.
(10)The interest rate floor on these investments as of September 30, 2026 was 0.75%.
(11)The interest rate floor on these investments as of September 30, 2026 was 1.00%.
(12)The interest rate floor on these investments as of September 30, 2026 was 1.25%.
(13)The interest rate floor on these investments as of September 30, 2026 was 1.50%.
(14)The interest rate floor on these investments as of September 30, 2026 was 2.00%.
(15)For unsettled positions the interest rate does not include the base rate.
(16)Under the 1940 Act, the Company is generally deemed to “control” a portfolio company if the Company owns more than 25% of its outstanding voting securities and/or holds the power to exercise control over the management or policies of the portfolio company. Under the 1940 Act, the Company is generally deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of September 30, 2026, the Company’s controlled/affiliated and non-controlled/affiliated investments were as follows:

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

	Fair Value as of December 31, 2025	Gross Additions	Gross Reductions	Net Change in Unrealized Appreciation (Depreciation)	Net Realized Gain (Loss)	Fair Value as of September 30, 2026	Total Investment Income
Non-Controlled/Affiliated Investments
Align Precision Group, LLC - First Lien Debt	$22,717	$1,855	$(53)	$(1,717)	$—	$22,802	$1,854
Align Precision Group, LLC - First Lien Debt	3,552	1,468	(30)	(4)	—	4,986	365
Align Precision Group, LLC - Equity and other - Class A-3 Units	4,018	—	—	(2,828)	—	1,190	—
ES Group Holdings III, Ltd. - First Lien Debt	—	58,959	—	(1,044)	—	57,915	798
ES Everest Holdings 1, Ltd. - Equity and other - Class A Common Equity	—	804	—	(39)	—	765	—
ES Everest Holdings 1, Ltd. - Equity and other - Class B Common Equity	—	26,037	—	(1,261)	—	24,776	—
Plasma Buyer, LLC - First Lien Debt	—	51,561	—	(8)	—	51,553	—
Plasma Buyer, LLC - First Lien Debt	—	1,909	—	38	—	1,947	—
Plasma Buyer, LLC - First Lien Debt	—	8,296	—	(1)	—	8,295	—
Plasma Buyer, LLC - First Lien Debt	—	3,949	—	175	—	4,124	—
Plasma Buyer, LLC - Equity and other - Class X Equity	—	—	—	—	—	—	—
GSO DL Co-Invest EIS LP (EIS Acquisition Holdings, LP - Equity and other - Class A Common Units)	1,218	—	—	1,527	—	2,745	—
DMS Purchaser, LLC - First Lien Debt	6,449	324	—	—	—	6,773	558
DMS Topco, LLC - Equity and other - Class A Common Units	4,844	—	—	(890)	—	3,954	—
Paramount Global Surfaces, Inc. - First Lien Debt	—	13,520	—	140	—	13,660	—
Porcelain Intermediate Holding II Corporation - Equity and other - Common Equity	—	5,432	—	—	—	5,432	—
Port Arthur LNG Phase II Intermediate Company, LLC - Equity and other - Class B Units	1,079,456	148	(1,079,785)	20	161	—	18,480
Total Non-Controlled/Affiliated Investments	1,122,254	174,262	(1,079,868)	(5,892)	161	210,917	22,055
Controlled/Affiliated Investments
Pigments Services, Inc. - First Lien Debt	—	—	—	—	—	—	—
Pigments Services, Inc. - First Lien Debt	7,100	—	—	(1,024)	—	6,076	—
Pigments Holdings, LP - Equity and other - LP Interest	—	—	—	—	—	—	—
New ACI Buyer, LLC - First Lien Debt	—	25,159	(64)	—	—	25,095	624
New ACI Buyer, LLC - First Lien Debt	—	9,247	(24)	405	—	9,628	233
New ACI Intermediate I, LLC - Second Lien Debt	—	22,932	—	—	—	22,932	576
New ACI Holdings, LLC - Equity and other - Class A Common Units	—	63,028	—	64	—	63,092	—
CFCo, LLC (Benefytt Technologies, Inc.) - First Lien Debt	—	—	—	—	—	—	—

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

	Fair Value as of December 31, 2025	Gross Additions	Gross Reductions	Net Change in Unrealized Appreciation (Depreciation)	Net Realized Gain (Loss)	Fair Value as of September 30, 2026	Total Investment Income
Controlled/Affiliated Investments (continued)
Daylight Beta Parent, LLC (Benefytt Technologies, Inc.) - First Lien Debt	$8,285	$—	$—	$(2,926)	$—	$5,359	$—
CFCo, LLC (Benefytt Technologies, Inc.) - Equity and other - Class B Units	—	—	—	—	—	—	—
Prodege International Holdings, LLC - First Lien Debt	—	204,860	—	—	—	204,860	11,800
Prodege International Holdings, LLC - First Lien Debt	—	103,394	—	—	—	103,394	6,171
Prodege International Holdings, LLC - Equity and other - Class A Units	—	129,944	—	(9,581)	—	120,363	—
Pibb Member Holdings, LLC - Equity and other - LLC Interest	227,678	—	—	(3,825)	—	223,853	18,562
Pibb Member, LLC - First Lien Debt	2,193	—	(137)	(23)	—	2,033	105
Material Holdings, LLC - First Lien Debt	237,977	878	(10,734)	(83,915)	—	144,206	11,628
Material Holdings, LLC - First Lien Debt	—	—	—	—	—	—	—
Material Holdings, LLC - First Lien Debt	7,895	15,151	—	366	—	23,412	1,004
Material+ Holding Company, LLC - Equity and other - Class C Units	—	—	—	—	—	—	—
Material+ Holding Company, LLC - Equity and other - Class A Preferred Units	—	—	—	—	—	—	—
Material+ Holding Company, LLC - Equity and other - Class A Units	—	—	—	—	—	—	—
Material+ Holding Company, LLC - Equity and other - Class B Preferred Units	—	—	—	—	—	—	—
Medallia, Inc. - First Lien Debt	—	59,948	(467)	—	—	59,481	938
Medallia, Inc. - First Lien Debt	—	257,752	—	—	—	257,752	4,050
Medallia Topco, LLC - Equity and other - Senior Preferred Units	—	198,271	—	4,441	—	202,712	—
Medallia, Inc. - Equity and other - Common Equity Class A	—	112,542	—	(38,202)	—	74,340	—
Blackstone Private Real Estate Credit and Income Fund - Equity and other - Common Shares	430,975	55,000	—	2,645	—	488,620	30,700
Specialty Lending Company, LLC - Equity and other - LLC Interest	381,241	52,200	(132,300)	(5,205)	—	295,936	—
GSO DL CoInvest CI LP (CustomInk, LLC - Equity and other - Series A Preferred Units)	1,681	—	—	110	—	1,791	—
BCRED Emerald JV LP - Investments in Joint Ventures - LP Interest	1,678,745	21,000	—	(78,345)	—	1,621,400	60,450
BCRED Verdelite JV LP - Investments in Joint Ventures - LP Interest	113,068	—	—	(9,373)	—	103,695	4,807
Total Controlled/Affiliated Investments	3,096,838	1,331,306	(143,726)	(224,388)	—	4,060,030	151,648
Total	$4,219,092	$1,505,568	$(1,223,594)	$(230,280)	$161	$4,270,947	$173,703
(17)Loan was on non-accrual status as of September 30, 2026.
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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

(19)All securities are exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), including investments in joint ventures, and may be deemed to be “restricted securities.” As of September 30, 2026, the aggregate fair value of these securities is $75,568.6 million, or 183.74% of the Company’s net assets. The initial acquisition dates have been included for such securities.
(20)The interest rate floor on these investments as of September 30, 2026 was 3.00%.
(21)These investments represent investments in investment funds (“Investee Funds”). As of September 30, 2026, details of these Investee Funds by investment strategy, the Company’s unfunded commitment, and redemption restrictions put in place by the Investee Fund were as follows:

Investee Funds	Investee Fund Strategy	Unfunded Commitment	Redemption Frequency	Redemption Lock-up Period	Fund Term	Fair Value
Blackstone Private Real Estate Credit and Income Fund	Real estate credit and income	$—	Quarterly	None	Perpetual	$488,620
Muzinich Enhanced Loan Origination Fund I, LP	Corporate direct lending	57,135	None	None	Nine years	34,452
		$57,135				$523,072
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
(22)The interest rate floor on these investments as of September 30, 2026 was 1.75%.
ADDITIONAL INFORMATION

Foreign Currency Forward Contracts
Counterparty	Currency Purchased		Currency Sold		Settlement Date	Unrealized Appreciation (Depreciation)
Deutsche Bank AG	USD	617,451	CAD	866,500	12/18/2026	$5,436
Deutsche Bank AG	USD	46,132	CAD	65,000	12/18/2026	222
BNP Paribas	USD	36,419	CAD	50,000	11/24/2026	1,147
Deutsche Bank AG	USD	83,082	CHF	67,820	12/18/2026	1,119
Goldman Sachs Bank USA	USD	86,492	DKK	557,791	12/17/2026	1,513
BNP Paribas	USD	304,939	EUR	260,200	11/24/2026	9,155
Deutsche Bank AG	USD	1,202,970	EUR	1,050,500	12/18/2026	7,545
Deutsche Bank AG	USD	43,439	EUR	38,000	12/18/2026	197
BNP Paribas	USD	253,332	GBP	185,900	11/24/2026	6,663
Deutsche Bank AG	USD	781,875	GBP	588,790	12/18/2026	543
Deutsche Bank AG	USD	22,511	GBP	17,000	12/18/2026	(48)
Goldman Sachs Bank USA	USD	17,385	NOK	162,273	12/17/2026	513
Goldman Sachs Bank USA	USD	22,726	NZD	39,280	12/17/2026	527
Goldman Sachs Bank USA	USD	163,092	SEK	1,584,034	12/17/2026	3,921
Total Foreign Currency Forward Contracts						$38,453

Interest Rate Swaps
Counterparty	Hedged Item	Company Receives	Company Pays		Maturity Date	Notional Amount	Fair Market Value	Upfront Payments / Receipts	Change in Unrealized Appreciation (Depreciation) (1)
Goldman Sachs Bank USA (2)	December 2026 Notes	2.63%	SOFR +	0.26%	12/15/2026	$625,000	$(2,213)	$—	$4,270
Deutsche Bank AG (2)	December 2026 Notes	2.63%	SOFR +	0.26%	12/15/2026	625,000	(2,195)	—	4,211
Sumitomo Mitsui Banking Corporation (2)	May 2027 Notes	5.61%	SOFR +	2.79%	5/3/2027	625,000	(5,462)	—	(614)
Goldman Sachs Bank USA	October 2027 Notes	7.49%	SOFR +	3.72%	10/11/2027	350,000	(3,030)	—	(5,072)
Sumitomo Mitsui Banking Corporation	November 2028 Notes	7.30%	SOFR +	3.06%	11/27/2028	500,000	(5,856)	—	(16,995)
Goldman Sachs Bank USA (2)	January 2031 Notes	6.25%	SOFR +	2.46%	1/25/2031	250,000	(10,384)	—	(13,269)
BNP Paribas US	January 2031 Notes	6.25%	SOFR +	2.47%	1/25/2031	250,000	(10,468)	—	(13,252)
Deutsche Bank AG (2)	July 2029 Notes	5.95%	SOFR +	1.74%	7/16/2029	500,000	(7,813)	—	(20,993)

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Interest Rate Swaps
Counterparty	Hedged Item	Company Receives	Company Pays		Maturity Date	Notional Amount	Fair Market Value	Upfront Payments / Receipts	Change in Unrealized Appreciation (Depreciation) (1)
BNP Paribas US	September 2027 Notes	4.95%	SOFR +	1.69%	9/26/2027	$400,000	$(5,101)	$—	$(4,203)
Sumitomo Mitsui Banking Corporation	April 2030 Notes	5.25%	SOFR +	2.01%	4/1/2030	400,000	(20,450)	—	(16,845)
Morgan Stanley (2)	November 2029 Notes	5.60%	SOFR +	1.64%	11/22/2029	400,000	(10,083)	—	(17,620)
Deutsche Bank AG (2)	November 2034 Notes	6.00%	SOFR +	2.04%	11/22/2034	600,000	(37,652)	—	(45,567)
Wells Fargo	November 2034 Notes	6.00%	SOFR +	2.26%	11/22/2034	200,000	(15,409)	—	(14,667)
Deutsche Bank AG (2)	January 2032 Notes	6.00%	SOFR +	1.83%	1/29/2032	500,000	(16,076)	—	(31,732)
Goldman Sachs Bank USA (2)	January 2032 Notes	6.00%	SOFR +	1.83%	1/29/2032	500,000	(16,201)	—	(31,711)
Wells Fargo	November 2028 Notes	7.30%	SOFR +	3.20%	11/27/2028	150,000	(2,134)	—	(4,939)
Goldman Sachs Bank USA (2)	March 2031 5.54% Notes	5.54%	SOFR +	1.67%	3/25/2031	500,000	(19,272)	—	(27,472)
Deutsche Bank AG (2)	March 2033 Notes	5.79%	SOFR +	1.89%	3/25/2033	500,000	(26,591)	—	(33,922)
Morgan Stanley (2)	September 2030 Notes	5.05%	SOFR +	1.68%	9/10/2030	250,000	(13,130)	—	(11,691)
BNP Paribas US (2)	September 2030 Notes	5.05%	SOFR +	1.68%	9/10/2030	250,000	(13,162)	—	(11,685)
Deutsche Bank AG (2)	July 2029 Notes	5.95%	SOFR +	2.44%	7/16/2029	400,000	(13,576)	—	(14,748)
Wells Fargo	January 2031 Notes	6.25%	SOFR +	2.70%	1/25/2031	100,000	(5,052)	—	(5,117)
Deutsche Bank AG (2)	January 2032 Series 2026A Notes	5.94%	SOFR +	2.41%	1/8/2032	210,000	(12,854)	—	(12,214)
BNP Paribas US (2)	March 2031 5.350% Notes	5.35%	SOFR +	1.86%	3/12/2031	350,000	(18,684)	—	(18,684)
Sumitomo Mitsui Banking Corporation (2)	March 2031 5.350% Notes	5.35%	SOFR +	1.86%	3/12/2031	350,000	(18,656)	—	(18,656)
Sumitomo Mitsui Banking Corporation	April 2031 Series 2026B Notes	6.58%	SOFR +	2.84%	4/9/2031	500,000	(22,808)	—	(22,808)
Wells Fargo	July 2031 Series 2026B Notes	6.61%	SOFR +	2.85%	7/9/2031	500,000	(23,464)	—	(23,464)
Goldman Sachs Bank USA (2)	May 2031 Notes	5.95%	SOFR +	2.29%	5/15/2031	425,000	(20,743)	—	(20,743)
BNP Paribas US (2)	May 2031 Notes	5.95%	SOFR +	2.30%	5/15/2031	425,000	(20,814)	—	(20,814)
Morgan Stanley (2)	June 2032 Series 2026C Notes	6.54%	SOFR +	2.47%	6/11/2032	688,000	(27,150)	—	(27,150)
Morgan Stanley (2)	November 2031 Notes	6.20%	SOFR +	2.04%	11/15/2031	400,000	(12,684)	—	(12,684)
BNP Paribas US (2)	November 2031 Notes	6.20%	SOFR +	2.04%	11/15/2031	350,000	(10,970)	—	(10,970)
Total Interest Rate Swaps							$(450,137)	$—	$(521,820)
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

Blackstone Private Credit Fund
Condensed Consolidated Schedule of Investments
December 31, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Hotels, Restaurants & Leisure
Alterra Mountain, Co.	(8)	SOFR +	2.50%	6.22%	7/23/2025	8/17/2028	$7,294	$7,294	$7,331	0.02%
Bally's Corp.	(6)(9)	SOFR +	3.25%	7.37%	10/1/2021	10/2/2028	5,603	5,590	5,535	0.01
Caesars Entertainment, Inc.	(6)(9)	SOFR +	2.25%	5.97%	2/6/2023	2/6/2030	5,895	5,908	5,864	0.01
Caesars Entertainment, Inc.	(6)(9)	SOFR +	2.25%	5.97%	6/16/2025	2/6/2031	3,700	3,697	3,672	0.01
Cedar Fair, LP	(6)(8)	SOFR +	2.00%	5.72%	6/18/2025	5/1/2031	1,191	1,188	1,179	0.00
Century Casinos, Inc.	(6)(10)	SOFR +	6.00%	9.85%	4/1/2022	4/2/2029	30,803	30,515	24,274	0.05
DK Crown Holdings, Inc.	(6)(8)	SOFR +	1.75%	5.53%	6/16/2025	3/4/2032	1,402	1,400	1,404	0..00
FanDuel Group Financing, LLC	(6)(9)	SOFR +	1.75%	5.42%	4/3/2025	11/30/2030	5,238	5,167	5,240	0.01
Fertitta Entertainment, LLC	(9)	SOFR +	3.25%	6.97%	1/27/2022	1/27/2029	21,406	21,134	21,426	0.05
Flynn Restaurant Group, LP	(8)	SOFR +	3.75%	7.47%	4/3/2025	1/28/2032	7,466	7,387	7,506	0.02
IRB Holding Corp.	(9)	SOFR +	2.50%	6.22%	11/17/2025	12/15/2030	24,739	24,710	24,825	0.05
Life Time, Inc.	(8)	SOFR +	2.00%	5.78%	8/14/2025	11/5/2031	2,336	2,344	2,348	0.00
Light & Wonder International, Inc.	(6)(9)	SOFR +	2.25%	5.99%	6/16/2025	4/14/2029	641	644	644	0.00
Mic Glen, LLC	(9)	SOFR +	3.25%	6.97%	7/29/2025	7/21/2028	12,598	12,598	12,711	0.03
New Red Finance, Inc.	(6)(8)	SOFR +	1.75%	5.47%	6/16/2024	9/20/2030	12,946	12,816	12,978	0.03
Penn Entertainment, Inc.	(6)(9)	SOFR +	2.50%	6.22%	6/16/2025	5/3/2029	3,756	3,759	3,783	0.01
Scientific Games Holdings, LP	(9)	SOFR +	3.00%	6.93%	6/11/2024	4/4/2029	19,531	19,559	19,214	0.04
Tacala Investment Corp.	(10)	SOFR +	3.00%	6.72%	9/16/2025	1/31/2031	2,948	2,956	2,972	0.01
Voyager Parent, LLC	(6)(8)	SOFR +	4.75%	8.42%	7/18/2025	7/1/2032	103,541	99,683	103,744	0.22
Voyager Parent, LLC	(6)(8)	SOFR +	4.25%	7.95%	7/18/2025	7/1/2032	3,990	3,842	3,998	0.01
Whatabrands, LLC	(9)	SOFR +	2.50%	6.22%	12/11/2024	8/3/2028	12,183	12,140	12,229	0.03
								284,331	282,877	0.61
Household Durables
AI Aqua Merger Sub, Inc.	(9)	SOFR +	3.00%	6.85%	12/5/2024	7/31/2028	36,615	36,545	36,737	0.08
Madison Safety & Flow, LLC	(8)	SOFR +	2.50%	6.23%	9/25/2025	9/26/2031	5,787	5,787	5,835	0.01
								42,332	42,572	0.09
Independent Power and Renewable Electricity Producers
Calpine, Corp.	(8)	SOFR +	1.75%	5.47%	6/16/2025	2/15/2032	2,025	2,026	2,026	0.00
Calpine, Corp.	(8)	SOFR +	1.75%	5.47%	6/16/2025	1/31/2031	1,099	1,100	1,100	0.00
								3,126	3,126	0.00

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
Controlled/Affiliated Investments (continued)
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
The Company was formed to invest primarily in originated loans and other securities, including broadly syndicated loans, of U.S. private companies. The Company’s investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation. Under normal circumstances, the Company will invest at least 80% of its total assets (net assets plus borrowings for investment purposes) in private credit investments (loans, bonds and other credit instruments that are issued in private offerings or issued by private companies). Under normal circumstances, the Company expects that the majority of its portfolio will be in privately originated and privately negotiated investments, predominately direct lending to U.S. private companies through (i) first lien senior secured and unitranche loans (including first-out/last-out loans) and (ii) second lien, unsecured, subordinated or mezzanine loans and structured credit, as well as broadly syndicated loans (for which the Company may serve as an anchor investor), club deals (generally investments made by a small group of investment firms) and other debt and equity securities (the investments described in this sentence, collectively, “Private Credit”). To a lesser extent, the Company may also invest in publicly traded securities of large corporate issuers. The Company expects that such investments will generally be liquid, and may be used for the purposes of maintaining liquidity for the Company’s share repurchase program and cash management, while also presenting an opportunity for attractive investment returns.
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

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Note 2. Significant Accounting Policies
Basis of Presentation
The condensed consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with GAAP are omitted. As an investment company, the Company applies the accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services — Investment Companies (“ASC 946”) issued by the Financial Accounting Standards Board (“FASB”).
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
As of September 30, 2026, the Company’s consolidated subsidiaries were BCRED Baker Peak Funding GP LLC, BCRED Baker Peak Funding LP, BCRED Bard Peak Funding LP (“Bard Peak Funding”), BCRED Bard Peak Funding GP LLC, BCRED Bear Peak Funding LLC (“Bear Peak Funding”), BCRED Bison Peak Funding LLC (“Bison Peak Funding”), BCRED Blanca Peak Funding LLC (“Blanca Peak Funding”), BCRED Borah Peak Funding LLC, BCRED Bushnell Peak Funding LLC (“Bushnell Peak Funding”), BCRED Castle Peak Funding LLC (“Castle Peak Funding”), BCRED Crystal Peak Funding GP LLC, BCRED Crystal Peak Funding LP (“Crystal Peak Funding”), BCRED Denali Peak Funding LLC (“Denali Peak Funding”), BCRED Granite Peak Funding LLC (“Granite Peak Funding”), BCRED Haydon Peak Funding LLC (“Haydon Peak Funding”), BCRED Jacque Peak Funding LLC, BCRED Maroon Peak Funding LLC, BCRED Meadow Pass WH Funding LLC (“Meadow Pass WH Funding”), BCRED Meridian Peak Funding LLC, BCRED Middle Peak Funding GP LLC, BCRED Middle Peak Funding LP (“Middle Peak Funding”), BCRED Monarch Peak Funding LLC (“Monarch Peak Funding”), BCRED Naomi Peak Funding LLC, BCRED Phoenix Peak Funding LLC (“Phoenix Peak Funding”), BCRED Ramsey Peak Funding GP LLC, BCRED Ramsey Peak Funding LP (“Ramsey Peak Funding”), BCRED Shawnee Peak Funding GP LLC, BCRED Shawnee Peak Funding LP, BCRED Sonora Peak Funding GP LLC, BCRED Sonora Peak Funding LP (“Sonora Peak Funding”), BCRED Stanton Peak Funding GP LLC, BCRED Stanton Peak Funding LP, BCRED Summit Peak Funding LLC (“Summit Peak Funding”), BCRED Twin Peaks LLC (“Twin Peaks”), BCRED Weller Peak Funding PE LLC, BCRED Weller Peak Funding LLC (“Weller Peak Funding”), BCRED Windom Peak Funding GP LLC, BCRED Windom Peak Funding LP (“Windom Peak Funding”), BCRED BSL WH 2022-1 Funding LLC, BCRED Investments LLC, BCRED X Holdings LLC, BCRED BSL CLO 2021-2, Ltd. (“2021-2 Issuer”), BCRED BSL CLO 2021-2 LLC, BCRED BSL CLO 2022-1, Ltd. (“2022-1 BSL Issuer”), BCRED BSL CLO 2022-1 LLC (“2022-1 BSL Co-Issuer”), BCRED MML CLO 2021-1 LLC (“MML 2021-1 Issuer”), BCRED MML CLO 2022-1 LLC (“MML 2022-1 Issuer”), BCRED MML CLO 2022-2 LLC (“MML 2022-2 Issuer”) , BCRED CLO 2023-1 Depositor LLC (“2023-1 Depositor”), BCRED CLO 2023-1 LLC (“2023-1 Issuer”), BCRED CLO 2024-1 Depositor LLC (“2024-1 Depositor”), BCRED CLO

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
2024-1 LLC (“2024-1 Issuer”), BCRED CLO 2024-2 Depositor LLC (“2024-2 Depositor”), BCRED CLO 2024-2 LLC (“2024-2 Issuer”), BCRED CLO 2025-1 LLC (“2025-1 Issuer”), BCRED CLO 2025-1 Depositor LLC (“2025-1 Depositor”), BCRED Lender Finance 2025-1 LLC (“2025-1 Lender Finance”), BCRED Lender Finance 2025-1 Depositor LLC (“2025-1 Lender Finance Depositor”), BCRED BSL Static CLO 2025-1, Ltd. (“2025-1 BSL Issuer”), BCRED BSL Static CLO 2025-1, LLC, BCRED Associates GP (LUX) S.à r.l., BCRED Direct Lending I (LUX) SCSp, BCRED C-1 LLC, BCRED C-2 Funding LLC, BCRED C-3 Funding LLC, BCRED Lender Finance 2025-2 Depositor LLC (“2025-2 Lender Finance Depositor”), BCRED Lender Finance 2025-2 LLC (“2025-2 Lender Finance”), BCRED CLO 2026-1 Depositor LLC (“2026-1 Depositor”), BCRED CLO 2026-1 LLC (“2026-1 Issuer”), BCRED PC Static 2026-1 LLC (“2026-1 PC Issuer”), BCRED PC Static 2026-1 Depositor LLC (“2026-1 PC Depositor”), BCRED PC Static 2026-2 LLC (“2026-2 PC Issuer”), BCRED PC Static 2026-2 Depositor LLC (“2026-2 PC Depositor”), BCRED CLO 2026-2 LLC (“2026-2 Issuer”), BCRED CLO 2026-2 Depositor LLC (“2026-2 Depositor”), BCRED Lender Finance 2026-1 Depositor LLC (“2026-1 Lender Finance Depositor”) and BCRED Lender Finance 2026-1 LLC (“2026-1 Lender Finance”).
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
Realized gains or losses are measured by the difference between the net proceeds received (excluding prepayment fees, if any) and the amortized cost basis of the investment using the specific identification method without regard to unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries, and are recorded within Net realized gain (loss) on the Condensed Consolidated Statements of Operations.
The net change in unrealized gains or losses primarily reflects the change in investment values, including the reversal of previously recorded unrealized gains or losses with respect to investments realized during the period, and are recorded within Net change in unrealized appreciation (depreciation) on the Condensed Consolidated Statements of Operations.
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
An enterprise value (“EV”) analysis is generally performed to determine the value of equity investments, control debt investments and non-control debt investments that are credit-impaired, and to determine if debt investments are credit-impaired. The Advisers will generally utilize approaches including the market approach, the income approach or both approaches, as appropriate, when calculating EV. The primary method for determining EV for non-control investments, and control investments without reliable projections, uses a multiple analysis whereby appropriate multiples are applied to the portfolio company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) or another key financial metric (e.g., revenues, cash flows or net income) (“Performance Multiple”). Performance Multiples are typically determined based upon a review of publicly traded comparable companies and market comparable transactions, if any. The second method for determining EV (and primary method for control investments with reliable projections) uses a discounted cash flow analysis whereby future expected cash flows and the anticipated terminal value of the portfolio company are discounted to determine a present value using estimated discount rates. The income approach is generally used when the Advisers have visibility into the long-term projected cash flows of a portfolio company.
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

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
From time to time, the Company may enter into forward currency contracts, which are obligations between two parties to purchase or sell a specific currency for an agreed-upon price at a future date. The Company utilizes forward currency contracts to economically hedge the currency exposure associated with certain foreign currency denominated assets and liabilities of the Company. The use of forward currency contracts does not eliminate fluctuations in the price of the underlying debt the Company has, but establishes a rate of exchange in advance. Fluctuations in the value of these contracts are measured by the difference in the exchange rates on the contract date and reporting date and are recorded as net change in unrealized appreciation (depreciation). The fair value of the foreign currency forwards is included as Derivative assets at fair value or Derivative liabilities at fair value on the Company’s Condensed Consolidated Statements of Assets and Liabilities. Changes in the fair value of the foreign currency forwards are presented in Net change in unrealized appreciation (depreciation): Derivative instruments and Net realized gains (losses): Derivative instruments in the Condensed Consolidated Statements of Operations.
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
Forward Purchase Agreements
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

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Revenue Recognition
Interest Income
Interest income is recorded on an accrual basis and includes the accretion of discounts and amortizations of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. The amortized cost of debt investments represents the original cost, including loan origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period. For the three and nine months ended September 30, 2026, the Company recorded $24.7 million and $61.7 million, respectively, in non-recurring interest income (e.g., prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts). For the three and nine months ended September 30, 2025, the Company recorded $23.5 million and $75.4 million, respectively, in non-recurring interest income.
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
The Company evaluates tax positions taken or expected to be taken in the course of preparing its condensed consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. Management has analyzed the Company’s tax positions taken, or to be taken, on federal income tax returns for all open tax years, and has concluded that there are no material uncertain tax positions through September 30, 2026. As applicable, the Company’s federal tax returns are subject to examination by the Internal Revenue Service for a period of three fiscal years after they are filed.
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
For the three and nine months ended September 30, 2026, the Company accrued $4.4 million and $5.7 million, respectively, of U.S. federal excise tax. For the three and nine months ended September 30, 2025, the Company accrued $4.1 million and $13.6 million, respectively, of U.S. federal excise tax.
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
Recent Accounting Pronouncements
In November 2025, the FASB issued Accounting Standards Update (“ASU”) 2025-09, “Derivatives and Hedging (Topic 815): Hedge Accounting Improvements,” (“ASU 2025-09”). ASU 2025-09 amends the guidance in Topic 815, Derivatives and Hedging and refines certain hedge accounting requirements, including clarifications to the designation and documentation criteria for hedge relationships, improvements to the assessment of hedge effectiveness, and enhanced disclosures intended to provide greater transparency into an entity's risk management activities involving derivatives. ASU 2025-09 is effective for annual reporting periods beginning after December 15, 2026, including interim reporting periods within those annual reporting periods, and early adoption is permitted. The Company has not early adopted and does not expect the adoption of ASU 2025-09 to have a material impact on its condensed consolidated financial statements.
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
For the three and nine months ended September 30, 2026, base management fees were $135.2 million and $429.3 million, respectively. For the three and nine months ended September 30, 2025, base management fees were $145.6 million and $413.5 million, respectively. As of September 30, 2026 and December 31, 2025, $135.2 million and $153.1 million, respectively, was payable to the Adviser relating to management fees.
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
For the three and nine months ended September 30, 2026, the Company accrued income based incentive fees of $135.2 million and $429.4 million, respectively. For the three and nine months ended September 30, 2025, the Company accrued income based incentive fees of $160.6 million and $464.2 million, respectively. As of September 30, 2026 and December 31, 2025, there was $135.2 million and $162.5 million, respectively, payable to the Adviser for income based incentive fees.
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
For the three and nine months ended September 30, 2026 and 2025, the Company accrued no capital gains based incentive fees. As of September 30, 2026 and December 31, 2025, no amount was payable to the Adviser for capital gains based incentive fees.
Administration Agreements
On October 5, 2020, the Company entered into the original administration agreement with the Prior Administrator (the “Prior Administration Agreement”). On November 7, 2024, the Board approved the termination of the Prior Administration Agreement, effective December 31, 2024, and the entry into the Administration Agreement between the Company and the Administrator, effective January 1, 2025. Accordingly, effective January 1, 2025, the Administrator became the Company’s administrator pursuant to the Administration Agreement. Further, on November 7, 2024, the Board approved the Sub-Administration Agreement between the Administrator, on behalf of the Company, and the Sub-Administrator. Accordingly, effective January 1, 2025, the Sub-Administrator became one of the Company’s sub-administrators pursuant to the Sub-

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Administration Agreement. To acknowledge the change of the administrator, the Board also approved the assignment of the third party sub-administration agreement (the “State Street Sub-Administration Agreement”) with State Street Bank and Trust Company (the “State Street Sub-Administrator”) from the Prior Administrator to the Administrator, effective January 1, 2025. These changes did not result in any change in the aggregate fees paid by the Company. Further, the nature and level of services provided to the Company remain the same, as well as the personnel that provide administrative services to the Company on behalf of the Administrators.
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
For the three and nine months ended September 30, 2026, the Company incurred $5.0 million and $13.2 million, respectively, in expenses under the Administration Agreement which were recorded in Administrative service expenses in the Company’s Condensed Consolidated Statements of Operations. For the three and nine months ended September 30, 2025, the Company incurred $3.1 million and $7.3 million, respectively, in expenses under the Administration Agreement which were recorded in Administrative service expenses in the Company’s Condensed Consolidated Statements of Operations.
As of September 30, 2026 and December 31, 2025, $5.0 million and $3.6 million, respectively, was unpaid and included in Due to affiliates in the Condensed Consolidated Statements of Assets and Liabilities.

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
State Street Sub-Administration Agreement and Custody Agreement
On October 5, 2020, the Prior Administrator entered into the State Street Sub-Administration Agreement with the State Street Sub-Administrator under which the State Street Sub-Administrator provides various accounting and administrative services to the Company. The State Street Sub-Administrator also serves as the Company’s custodian. On November 7, 2024, the Board approved the assignment of the State Street Sub-Administration Agreement from the Prior Administrator to the Administrator, effective January 1, 2025. The initial term of the State Street Sub-Administration Agreement was two years from the effective date and after expiration of the initial term the State Street Sub-Administration Agreement shall automatically renew for successive one-year periods, unless a written notice of non-renewal is delivered no later than 120 days prior to the expiration of the initial term or renewal term.
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

The Company will cease paying the shareholder servicing and/or distribution fees on the Class S shares and Class D shares on the earlier to occur of the following: (i) a listing of Class I shares, (ii) a merger or consolidation with or into another entity, or the sale or other disposition of all or substantially all of the Company’s assets or (iii) the date following the completion of the primary portion of the offering on which, in the aggregate, underwriting compensation from all sources in connection with the offering, including the shareholder servicing and/or distribution fees and other underwriting compensation, is equal to 10% of the gross proceeds from the primary offering. Consistent with SEC no-action relief received in June 2026, clarifying a representation in the Company’s exemptive relief allowing it to offer multiple classes of shares, such restrictions will not also be measured on a per share basis.
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

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Distribution and Servicing Plan
The Board approved a distribution and servicing plan (the “Distribution and Servicing Plan”). The following table shows the shareholder servicing and/or distribution fees the Company pays the Intermediary Manager with respect to Class I, Class S and Class D shares on an annualized basis as a percentage of the Company’s NAV for such class. The shareholder servicing and/or distribution fees are paid monthly in arrears, calculated using the NAV of the applicable class as of the beginning of the first calendar day of the month.

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
For the three and nine months ended September 30, 2026, the Company accrued shareholder servicing and/or distribution fees of $28.2 million and $88.3 million, respectively, which were attributable to Class S shares. For the three and nine months ended September 30, 2026, the Company accrued shareholder servicing and/or distribution fees of $0.2 million and $0.9 million, respectively, which were attributable to Class D shares.

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
For the three and nine months ended September 30, 2025, the Company accrued shareholder servicing and/or distribution fees of $30.9 million and $88.6 million, respectively, which were attributable to Class S shares. For the three and nine months ended September 30, 2025, the Company accrued shareholder servicing and/or distribution fees of $0.4 million and $1.2 million, respectively, which were attributable to Class D shares.
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
For the three and nine months ended September 30, 2026 and 2025, the Sub-Adviser made no Expense Payments and there were no Reimbursement Payments made to the Sub-Adviser.
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
On October 11, 2021, a wholly-owned subsidiary of the Company and a third-party investor entered into a limited liability company agreement with SLC. SLC is a specialty finance company focused on investing in consumer credit and is led by a management team with deep expertise in the consumer finance industry. The investment in SLC allows the Company to gain exposure to a different asset class than its core investing focus of senior secured lending to U.S. private companies. As of September 30, 2026 and December 31, 2025, the wholly-owned subsidiary of the Company had committed $405.0 million. As of September 30, 2026 and December 31, 2025, $113.1 million and $33.0 million of capital remained uncalled from the Company, respectively. The Company does not consolidate its equity interest in SLC.

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
On June 1, 2025, the Company made an initial investment into Blackstone Private Real Estate Credit and Income Fund (“BREC”), a BDC advised by Blackstone Real Estate Special Situations Advisors L.L.C., an affiliate of Blackstone.
Note 4. Investments
The composition of the Company’s investment portfolio at cost and fair value was as follows:

	September 30, 2026			December 31, 2025
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$70,289,270	$68,452,461	90.6%	$73,980,617	$73,345,369	89.2%
Second lien debt	3,040,809	2,822,353	3.7	3,296,882	3,262,537	4.0
Unsecured debt	86,458	80,786	0.1	80,808	79,427	0.1
Structured finance obligations - debt instruments	149,767	143,083	0.2	501,804	501,333	0.6
Structured finance obligations - equity instruments	290,093	226,639	0.3	331,279	301,610	0.4
Investments in joint ventures	1,953,706	1,725,095	2.3	1,932,706	1,791,813	2.2
Equity and other (1)	2,131,405	2,118,147	2.8	2,792,145	2,917,257	3.5
Total	$77,941,508	$75,568,564	100.0%	$82,916,241	$82,199,346	100.0%
(1)Includes equity investment in SLC.
The Company utilizes the Global Industry Classification Standard for categorizing the industry classification of its investments. The industry composition of investments at fair value was as follows:

	September 30, 2026	December 31, 2025
Aerospace & Defense	2.7%	2.0%
Air Freight & Logistics	2.1	1.5
Airlines (Passenger Airlines) (2)(3)	0.0	0.0
Automobile Components (2)	0.0	0.1
Beverages	—	0.1
Biotechnology	0.4	0.2
Broadline Retail (2)(3)	0.0	0.0
Building Products	0.8	0.8
Capital Markets	0.5	0.3
Chemicals	0.3	0.3
Commercial Services & Supplies	8.8	7.4
Construction & Engineering	1.8	1.9
Construction Materials (2)(3)	0.0	0.0
Consumer Staples Distribution & Retail	0.1	0.1
Containers & Packaging	0.1	0.1
Distributors	0.4	0.5
Diversified Consumer Services	3.0	2.8
Diversified REITs (2)(3)	0.0	0.0
Diversified Telecommunication Services (2)	0.0	0.1
Electric Utilities	0.1	0.4

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

	September 30, 2026	December 31, 2025
Electrical Equipment	1.3%	1.3%
Electronic Equipment, Instruments & Components	0.7	1.1
Energy Equipment & Services (2)(3)	0.0	0.0
Entertainment (2)(3)	0.0	0.0
Financial Services (1)	2.6	3.0
Food Products (2)(3)	0.0	0.0
Gas Utilities (3)	—	0.0
Ground Transportation	0.2	0.2
Health Care Equipment & Supplies	0.7	0.7
Health Care Providers & Services	8.4	7.9
Health Care Technology	5.8	6.5
Hotels, Restaurants & Leisure	0.2	0.3
Household Durables	—	0.1
Independent Power and Renewable Electricity Producers (2)(3)	0.0	0.0
Industrial Conglomerates	0.2	0.3
Insurance	5.2	6.1
Interactive Media & Services	0.8	0.9
Investments in Joint Ventures	2.3	2.2
IT Services	4.8	4.9
Life Sciences Tools & Services	0.6	0.7
Machinery	0.3	0.3
Marine Transportation	0.4	0.4
Media	1.1	1.0
Metals & Mining (3)	0.1	0.0
Oil, Gas & Consumable Fuels	0.3	1.7
Paper & Forest Products	0.1	0.1
Pharmaceuticals	1.0	0.7
Professional Services	11.6	10.7
Real Estate Management & Development	1.3	1.2
Semiconductors & Semiconductor Equipment (3)	—	0.0
Software	26.0	25.7
Specialty Retail	0.1	0.1
Technology Hardware, Storage & Peripherals	0.1	0.1
Trading Companies & Distributors	0.4	0.4
Transportation Infrastructure	2.1	2.5
Wireless Telecommunication Services	0.2	0.3
Total	100.0%	100.0%
(1)Includes equity investment in SLC.
(2)Amount rounds to less than 0.1% as of September 30, 2026.
(3)Amount rounds to less than 0.1% as of December 31, 2025.

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The geographic composition of investments at cost and fair value was as follows:

	September 30, 2026
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$66,506,964	$64,348,070	85.2%	156.4%
Europe	10,004,617	9,882,664	13.0	24.0
Canada	760,992	733,445	1.0	1.8
Bermuda/Cayman	373,663	313,377	0.4	0.8
Australia/New Zealand	227,806	223,070	0.3	0.5
Asia	67,466	67,938	0.1	0.2
Total	$77,941,508	$75,568,564	100.0%	183.7%

	December 31, 2025
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$70,395,937	$69,480,163	84.5%	145.9%
Europe	9,986,806	10,235,985	12.5	21.5
Bermuda/Cayman Islands	1,651,012	1,626,419	2.0	3.4
Canada	717,684	694,692	0.8	1.5
Australia/New Zealand	98,511	94,798	0.1	0.2
Asia	66,291	67,289	0.1	0.1
Total	$82,916,241	$82,199,346	100.0%	172.6%
As of September 30, 2026 and December 31, 2025, fifteen issuers (across twenty-nine loans) and nine issuers (across sixteen loans) in the portfolio were on non-accrual status, respectively.
As of September 30, 2026 and December 31, 2025, on a fair value basis, 99.8% and 99.7%, respectively, of performing debt investments bore interest at a floating rate and 0.2% and 0.3%, respectively, of performing debt investments bore interest at a fixed rate.

Note 5. Fair Value Measurements
The following tables present the fair value hierarchy of financial instruments:

	September 30, 2026
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$2,373,013	$66,079,448	$68,452,461
Second lien debt	—	383,275	2,439,078	2,822,353
Unsecured debt	—	18,764	62,022	80,786
Structured finance obligations - debt instruments	—	—	143,083	143,083
Structured finance obligations - equity instruments	—	—	226,639	226,639
Equity and other (1)	—	—	2,118,147	2,118,147
Total	—	2,775,052	71,068,417	73,843,469
Investments Measured at NAV (2)	—	—	—	1,725,095
Total investments	$—	$2,775,052	$71,068,417	$75,568,564

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
Within Investments at fair value, substantially all Equity investments are illiquid and privately negotiated in nature and are subject to contractual sale constraints or other restrictions pursuant to their respective governing or similar agreements. As of September 30, 2026, $418.3 million of such Equity investments had a sale constraint or other restriction that lapses after a predetermined date; the weighted average remaining duration of such restrictions was 1.1 years. For information regarding restrictions on investment in joint ventures, see “Note 11. Joint Ventures.”

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The following tables present changes in the fair value of financial instruments for which Level 3 inputs were used to determine the fair value:

	Three Months Ended September 30, 2026
	First Lien Debt	Second Lien Debt	Unsecured Debt	Structured Finance Obligations - Debt Instruments	Structured Finance Obligations - Equity Instruments	Equity and other	Total
Fair value, beginning of period	$68,127,653	$2,429,066	$60,216	$210,320	$263,118	$1,857,711	$72,948,084
Purchases of investments	1,973,955	25,535	2,555	—	24,974	372,487	2,399,506
Proceeds from principal repayments and sales of investments	(3,813,131)	(7,567)	(207)	(66,547)	(55,825)	(98,488)	(4,041,765)
Accretion of discount (amortization of premium)	60,271	1,334	43	23	—	—	61,671
Net realized gain (loss)	(547,025)	(27)	86	(5,186)	(3,877)	19,271	(536,758)
Net change in unrealized appreciation (depreciation)	249,463	(9,263)	(671)	4,473	(1,751)	(32,834)	209,417
Transfers into Level 3 (1)	43,081	—	—	—	—	—	43,081
Transfers out of Level 3 (1)	(14,819)	—	—	—	—	—	(14,819)
Fair value, end of period	$66,079,448	$2,439,078	$62,022	$143,083	$226,639	$2,118,147	$71,068,417
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of September 30, 2026 included in net change in unrealized appreciation (depreciation) on the Condensed Consolidated Statements of Operations	$258,499	$(9,263)	$(670)	$(336)	$(1,234)	$(32,835)	$214,161

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

	Nine Months Ended September 30, 2026
	First Lien Debt	Second Lien Debt	Unsecured Debt	Structured Finance Obligations - Debt Instruments	Structured Finance Obligations - Equity Instruments	Equity and other	Total
Fair value, beginning of period	$68,786,055	$2,479,259	$57,816	$501,333	$301,610	$2,897,350	$75,023,423
Purchases of investments	7,919,262	84,593	7,681	—	44,142	680,326	8,736,004
Proceeds from principal repayments and sales of investments	(9,101,035)	(47,836)	(207)	(341,624)	(80,985)	(1,365,481)	(10,937,168)
Accretion of discount (amortization of premium)	182,202	4,052	127	224	—	87	186,692
Net realized gain (loss)	(578,246)	(920)	86	(10,638)	(4,344)	31,338	(562,724)
Net change in unrealized appreciation (depreciation)	(1,107,889)	(112,228)	(3,481)	(6,212)	(33,784)	(125,473)	(1,389,067)
Transfers into Level 3 (1)	70,695	32,158	—	—	—	—	102,853
Transfers out of Level 3 (1)	(91,596)	—	—	—	—	—	(91,596)
Fair value, end of period	$66,079,448	$2,439,078	$62,022	$143,083	$226,639	$2,118,147	$71,068,417
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of September 30, 2026 included in net change in unrealized appreciation (depreciation) on the Condensed Consolidated Statements of Operations	$(1,039,985)	$(111,886)	$(3,481)	$(5,908)	$(34,048)	$(96,934)	$(1,292,242)

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
(1)For the three and nine months ended September 30, 2026 and 2025, transfers into or out of Level 3 were primarily due to decreased or increased price transparency.

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

	September 30, 2026
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
Investments in first lien debt	$63,940,519	Yield Analysis	Discount Rate	3.13%	47.90%	10.36%
	1,809,971	Asset Recoverability	Market Multiple	0.85x	12.75x	8.94x
	322,882	Market Quotations	Broker Quoted Price	54.88	107.50	96.60
	6,076	Asset Recoverability	Discount to Expected Proceeds			25.00%
	66,079,448
Investments in second lien debt	2,431,568	Yield Analysis	Discount Rate	9.35%	31.55%	11.30%
	7,510	Asset Recoverability	Market Multiple	10.00x	11.68x	11.15x
	2,439,078
Investments in unsecured debt	61,661	Yield Analysis	Discount Rate	13.33%	17.77%	14.97%
	361	Asset Recoverability	Market Multiple			18.72x
	62,022
Investments in structured finance obligations - debt instruments	143,083	Market Quotations	Broker Quoted Price	84.37	100.34	95.54
Investments in structured finance obligations - equity instruments	202,151	Market Quotations	Broker Quoted Price	0.02	76.22	55.81
	24,488	Distribution Waterfall	Liquidation Discount			2.50%
	226,639
Investments in equity and other	764,745	Yield Analysis	Discount Rate	7.99%	31.10%	12.82%
	523,072	Estimated Net Asset Value	Net Asset Value	1.04	26.23	24.57
	493,894	Market Approach	Performance Multiple	0.85x	26.50x	12.94x
	316,278	Asset Recoverability	Market Multiple	1.00x	12.75x	1.61x
	20,158	Option Pricing Model	Expected Volatility	32.00%	70.50%	32.57%
	2,118,147
Total	$71,068,417
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
(2)“Other” includes warrants.
The significant unobservable input used in the yield analysis is the discount rate based on comparable market yields. The significant input used in the distribution waterfall is the liquidation discount. Significant increases in discount rates or liquidation discounts would result in a significantly lower fair value measurement. The significant unobservable input used for market quotations are broker quoted prices provided by independent pricing services. The significant unobservable input used under the market approach is the Performance Multiple. The significant unobservable inputs used under the asset recoverability

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
approach are the market multiple and discount to expected proceeds. The significant unobservable input used in the estimate of net asset value is the prior month end net asset value per share. Significant decreases in quoted prices, Performance Multiples, market multiples or net asset value per share or significant increases to the discount to expected proceeds would result in a significantly lower fair value measurement. The significant input used in the option pricing model is expected volatility. Significant increases or decreases in expected volatility could result in a significantly higher or significantly lower fair market value measurement, respectively.
Financial Instruments Not Carried at Fair Value
Debt
The following table presents the fair value measurements of the Company’s debt obligations as of September 30, 2026 and December 31, 2025 had they been accounted for at fair value:

	September 30, 2026	December 31, 2025
	Fair Value	Fair Value
Bard Peak Funding Facility	$1,170,606	$1,549,670
Castle Peak Funding Facility	766,187	1,760,209
Summit Peak Funding Facility	830,045	1,257,548
Denali Peak Funding Facility	714,576	584,800
Bushnell Peak Funding Facility	300,300	554,300
Granite Peak Funding Facility	600,000	500,000
Middle Peak Funding Facility	476,000	890,000
Bison Peak Funding Facility	855,200	1,437,200
Blanca Peak Funding Facility	825,000	951,000
Windom Peak Funding Facility	851,858	2,150,076
Monarch Peak Funding Facility	990,000	1,500,000
Haydon Peak Funding Facility	66,000	212,000
Bear Peak Funding Facility	—	587,017
Phoenix Peak Funding Facility	214,472	221,455
2025-2 Lender Finance Warehouse Facility	—	—
Sonora Peak Funding Facility	550,000	—
Ramsey Peak Funding Facility	215,000	—
Crystal Peak Funding Facility	75,000	—
Weller Peak Funding Facility	—	—
Meadow Pass WH Funding Facility	303,000	—
Revolving Credit Facility	2,223,828	2,259,240
2026 Notes	—	395,800
May 2027 Notes	627,250	630,625
October 2027 Notes	351,435	358,505
March 2031 5.54% Notes	479,000	497,950
March 2033 Notes	467,150	497,800
January 2032 Series 2026A Notes	206,808	—
April 2031 Series 2026B Notes	483,000	—
July 2031 Series 2026B Notes	482,650	—
June 2032 Series 2026C Notes	677,886	—
December 2026 Notes	1,243,169	1,228,375
November 2026 Eurobonds	564,570	582,958
March 2027 Notes	989,992	983,300
January 2029 Notes	616,912	631,800

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

	September 30, 2026	December 31, 2025
	Fair Value	Fair Value
April 2026 UK Bonds	$—	$337,224
November 2028 Notes	663,007	689,715
January 2031 Notes	581,955	620,460
July 2029 Notes	886,161	918,430
September 2027 Notes	396,432	402,480
April 2030 Notes	379,419	397,160
November 2029 Notes	388,701	404,360
November 2034 Notes	733,775	808,320
January 2032 Notes	951,357	1,015,700
September 2030 Notes	468,071	492,600
March 2031 5.350% Notes	653,404	—
May 2031 Notes	811,023	—
November 2031 Notes	720,777	—
2021-2 Notes	—	505,988
MML 2021-1 Debt	614,541	690,751
MML 2022-1 Debt	759,130	759,106
2022-1 BSL Debt	—	419,790
MML 2022-2 Debt	—	301,089
2023-1 Notes	—	305,824
2024-1 Notes	244,038	244,031
2024-2 Notes	305,041	305,041
2025-1 Notes	883,785	884,354
2025-1 Lender Finance Facility	877,914	901,820
2025-1 BSL Notes	353,686	661,802
2025-2 Lender Finance Facility	870,659	—
2026-1 Notes	736,313	—
2026-1 Static Notes	299,065	—
2026-2 Static Notes	678,445	—
2026-2 Notes	272,103	—
2026-1 Lender Finance Facility	589,947	—
Short-Term Borrowings	—	856,829
Total	$34,335,643	$35,144,502
The following table presents the categorization of the Company’s debt obligations as of September 30, 2026 and December 31, 2025 had they been accounted for at fair value within the hierarchy:

	September 30, 2026	December 31, 2025
Level 1	$—	$—
Level 2	—	—
Level 3	34,335,643	35,144,502
Total debt	$34,335,643	$35,144,502

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Other Assets and Liabilities
As of September 30, 2026 and December 31, 2025, the carrying amounts of the Company’s other assets and liabilities, other than investments at fair value, debt obligations listed above and derivative instruments listed in Note 6, approximate fair value due to their short maturities. These other assets and liabilities, with the exception of cash and cash equivalents (including money market funds classified within Cash and Cash Equivalents in the Condensed Consolidated Statements of Assets and Liabilities) which would be categorized as Level 1, would be categorized as Level 3 within the fair value hierarchy.
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
The following tables present the aggregate notional amount and fair value hierarchy of the Company’s derivative financial instruments as of September 30, 2026 and December 31, 2025:

	September 30, 2026
	Level 1	Level 2	Level 3	Total Fair Value	Notional
Derivative Assets
Foreign currency forward contracts	$—	$38,501	$—	$38,501	$3,659,334
Interest rate swaps	—	—	—	—	—
Total Derivative assets at fair value	$—	$38,501	$—	$38,501	$3,659,334
Cash collateral received				$—

Derivative Liabilities
Foreign currency forward contracts	$—	$(48)	$—	$(48)	$22,511
Interest rate swaps	—	(450,137)	—	(450,137)	13,073,000
Total Derivative liabilities at fair value	$—	$(450,185)	$—	$(450,185)	$13,095,511
Cash collateral posted				$821,206

	December 31, 2025
	Level 1	Level 2	Level 3	Total Fair Value	Notional
Derivative Assets
Foreign currency forward contracts	$—	$4,320	$—	$4,320	$1,425,306
Interest rate swaps	—	98,219	—	98,219	5,500,000
Total Derivative assets at fair value	$—	$102,539	$—	$102,539	$6,925,306
Cash collateral received				$—

Derivative Liabilities
Foreign currency forward contracts	$—	$(8,372)	$—	$(8,372)	$1,463,358
Interest rate swaps	—	(28,124)	—	(28,124)	3,921,988
Total Derivative liabilities at fair value	$—	$(36,496)	$—	$(36,496)	$5,385,346
Cash collateral posted				$277,152
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
The table below presents the impact to the Condensed Consolidated Statements of Operations from derivative assets and derivative liabilities not designated in a qualifying hedge accounting relationship for the three and nine months ended September 30, 2026 and September 30, 2025, respectively. The net change in unrealized gains and losses on the derivative assets and derivative liabilities not designated in a qualifying hedge accounting relationship are included within Net change in unrealized appreciation (depreciation) on derivative instruments in the Condensed Consolidated Statements of Operations. The net realized gains and losses on the derivative assets and derivative liabilities not designated in a qualifying hedge accounting relationship are included within Net realized gain (loss) on derivative instruments in the Condensed Consolidated Statements of Operations.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Unrealized appreciation (depreciation)
Foreign currency forward contracts	$19,486	$67,003	$42,504	$5,654
Net change in unrealized appreciation (depreciation)	$19,486	$67,003	$42,504	$5,654
Realized gain (loss)
Foreign currency forward contracts	$13,262	$(27,256)	$92,477	$(186,118)
Net realized gain (loss)	$13,262	$(27,256)	$92,477	$(186,118)
Hedging
The Company designated certain interest rate swaps as the hedging instrument in a qualifying fair value hedge accounting relationship.
The table below presents the impact to the Condensed Consolidated Statements of Operations from derivative assets and liabilities designated in a qualifying hedge accounting relationship for the three and nine months ended September 30, 2026 and September 30, 2025, respectively.
For derivative instruments designated in qualifying hedge relationships, the change in fair value of the hedging instrument and hedged item is recorded in Interest expense and recognized as components of Interest expense in the Condensed Consolidated Statements of Operations.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Interest rate swaps	$(353,269)	$17,645	$(520,232)	$207,453
Hedged items	351,403	(18,241)	517,205	(204,830)

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The table below presents the carrying value of unsecured borrowings as of September 30, 2026 and December 31, 2025 that are designated in a qualifying hedging relationship and the related cumulative hedging adjustment (increase/(decrease)) from current and prior hedging relationships included in such carrying values:

	September 30, 2026		December 31, 2025
Description	Carrying Value	Cumulative Hedging Adjustments	Carrying Value	Cumulative Hedging Adjustments
Unsecured notes	$12,453,019	$(448,192)	$9,165,585	$69,653
Note 7. Borrowings
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. On August 26, 2020, the Company’s sole initial shareholder approved the adoption of this 150% threshold pursuant to Section 61(a)(2) of the 1940 Act. As of September 30, 2026 and December 31, 2025, the Company’s asset coverage was 218.1% and 235.7%, respectively.
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
As of September 30, 2026 and December 31, 2025, the Company was in compliance with all covenants and other requirements of each of the SPV Financing Facilities.
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
On October 8, 2026, the Denali Peak Funding Facility was amended. For further detail on the amendment, see “Note 13. Subsequent Events.”
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
On November 10, 2026, the Bison Peak Funding Facility was amended. For further detail on the amendment, see “Note 13. Subsequent Events.”
Blanca Peak Funding Facility
On August 16, 2021, Blanca Peak Funding entered into a senior secured revolving credit facility (the “Blanca Peak Funding Facility”) with Barclays Bank PLC (“Barclays”). Barclays serves as administrative agent, Wilmington Trust serves as collateral administrator, collateral agent and securities intermediary and the Company serves as servicer under the Blanca Peak Funding Facility.
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
The committed principal amount as of September 30, 2026 is €142.8 million (Term Facility A) and £39.8 million (Term Facility B). Proceeds from borrowings under the Phoenix Peak Funding Facility must be used to finance or refinance advances under a facility agreement financing a portfolio of European real estate assets (the “Asset Level Facility”) where Phoenix Peak Funding is a lender.
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
Weller Peak Funding Facility
On March 31, 2026, Weller Peak Funding entered into a secured credit facility (the “Weller Peak Funding Facility”) with Wells Fargo. Wells Fargo serves as administrative agent and Alter Domus (US) LLC serves as paying agent under the Weller Peak Funding Facility.
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
Proceeds from borrowings under the Weller Peak Funding Facility may be used to fund advances required under that certain Amended and Restated Warehouse Facility Credit Agreement, dated as of September 11, 2026, (the “Weller Peak Loan”) by Weller Peak Funding to make advances as required by Weller Peak Funding as a lender under the Weller Peak Loan.
The period during which Weller Peak Funding may make borrowings under the Weller Peak Funding Facility expires on September 11, 2031, subject to two one-year extension options (to September 11, 2032 and September 11, 2033, respectively) and upon such expiration all amounts outstanding under the Weller Peak Funding Facility must be repaid.
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
On April 22, 2026, the 2026-1 PC Static Warehouse was terminated with the proceeds of the 2026-1 Static Debt Securitization.
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
Revolving Credit Facility
On May 18, 2021, the Company entered into a senior secured credit facility (which was most recently amended and restated on August 10, 2026, and as further amended from time to time, the “Revolving Credit Facility”) with Citi. Citi serves as administrative agent and collateral agent.
The Revolving Credit Facility provides for borrowings in USD and certain agreed upon foreign currencies. Borrowings under the Revolving Credit Facility are subject to compliance with a borrowing base. As of September 30, 2026, a portion of the Revolving Credit Facility consists of (A) funded term loans in the aggregate principal amount of $455.0 million, and (B) revolving commitments in the aggregate principal amount of $5.8 billion, and the Revolving Credit Facility provides for the issuance of letters of credit on behalf of the Company in an aggregate face amount not to exceed $175.0 million. Proceeds from the borrowings under the Revolving Credit Facility may be used for general corporate purposes of the Company and its subsidiaries. As of September 30, 2026, the period during which the Company may make borrowings on the Revolving Credit Facility expires on August 10, 2030 (other than with respect to (a) the revolving commitments of certain lenders in the amount of $90.0 million, which expire on June 9, 2027 and (b) the revolving commitments of certain lenders in the aggregate amount of $90.0 million, which expire on August 12, 2028), and the Revolving Credit Facility will mature and all amounts outstanding under the credit facility must be repaid by August 10, 2031 (other than with respect to (a) the revolving commitments of certain lenders in the amount of $90.0 million and term loans of certain lenders in the amount of $10.0 million, which mature on June 9, 2028 and (b) the revolving commitments of certain lenders in the amount of $90.0 million and term loans of certain lenders in the amount of $10.0 million, which mature on August 12, 2029), pursuant to an amortization schedule.
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
As of September 30, 2026 and December 31, 2025, the Company was in compliance with all covenants and other requirements of the Revolving Credit Facility.
Letter of Credit Facility
On March 13, 2026, the Company and Deutsche Bank AG New York Branch (the “Issuer”) entered into an uncommitted continuing agreement for standby letters of credit (the “Letter of Credit Facility”), which provides for the issuance by the Issuer, in its sole discretion and upon request by the Company, of letters of credit on behalf of certain portfolio companies. The Company is required to make payments to the Issuer if the portfolio companies were to default on their related reimbursement obligations. The Letter of Credit Facility is secured on a pari passu basis with the Revolving Credit Facility and pursuant to substantially the same collateral documentation that secures the Revolving Credit Facility. As of September 30, 2026, $9.1 million of letters of credit were issued under the Letter of Credit Facility.
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
As of September 30, 2026 and December 31, 2025, the Company was in compliance with all covenants and other requirements of each of the Private Placement Bonds.
2026 Notes
On August 17, 2021, the Company entered into the first supplement to the 2021 Note Purchase Agreement (the “2021 Note Purchase Agreement Supplement”), governing the issuance of $400.0 million in aggregate principal amount of its 3.27% Series B Senior Notes (the “2026 Notes”) to qualified institutional investors in a private placement. The 2026 Notes matured on August 17, 2026 and were paid off consistent with the terms of the 2021 Note Purchase Agreement Supplement.

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
Unsecured Notes
The Company issued unsecured notes, as further described below: December 2026 Notes, November 2026 Eurobonds, March 2027 Notes, January 2029 Notes, April 2026 UK Bonds, November 2028 Notes, January 2031 Notes, July 2029 Notes, September 2027 Notes, April 2030 Notes, November 2029 Notes, November 2034 Notes, January 2032 Notes, September 2030 Notes, March 2031 5.350% Notes, May 2031 Notes and November 2031 Notes (each as defined below), which are collectively referred to herein as the “Unsecured Notes.”

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
As of September 30, 2026 and December 31, 2025, the Company was in compliance with all covenants and other requirements of each of the Unsecured Notes.
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

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
November 2031 Notes Issuance
On August 19, 2026, the Company issued $750.0 million aggregate principal amount of 6.200% notes due 2031 (the “November 2031 Notes”) pursuant to a supplemental indenture, dated as of August 19, 2026 (and together with the Base Indenture, the “November 2031 Notes Indenture”), to the Base Indenture between the Company and the Trustee.
The November 2031 Notes will mature on November 15, 2031 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the November 2031 Notes Indenture. The November 2031 Notes bear interest at a rate of 6.200%, payable semi-annually on May 15 and November 15 of each year, beginning on May 15, 2027. The November 2031 Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the November 2031 Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.
In connection with the November 2031 Notes, the Company entered into an interest rate swap to more closely align the interest rates of the Company’s liabilities with the investment portfolio, which consists of predominately floating rate loans. The Company designated this interest rate swap and the November 2031 Notes in a qualifying hedge accounting relationship.
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
The following table presents information on the secured and unsecured notes issued in the MML 2021-1 Debt Securitization:

		September 30, 2026
Description	Type	Principal Outstanding	Interest Rate (2)	Credit Rating
Class A Loans (3)	Senior Secured Floating Rate	$42,841	SOFR + 1.48%	Aaa
Class A Notes (3)	Senior Secured Floating Rate	411,276	SOFR + 1.48%	Aaa
Class B Notes	Senior Secured Floating Rate	80,000	SOFR + 1.90%	Aaa
Class C Notes	Mezzanine Secured Deferrable Floating Rate	80,000	SOFR + 2.60%	Aa1
Total Secured Notes		614,117
Subordinated Notes (1)		311,000	None	Not rated
Total MML 2021-1 Notes		$925,117
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
The following table presents information on the secured and unsecured notes issued in the MML 2022-1 Debt Securitization:

		September 30, 2026
Description	Type	Principal Outstanding	Interest Rate	Credit Rating
Class A-1 Notes	Senior Secured Floating Rate	$525,000	SOFR + 1.65%	Aaa
Class A-2 Notes	Senior Secured Fixed	80,000	3.41%	Aaa
Class B Notes	Senior Secured Floating Rate	66,000	SOFR + 2.00%	Aaa
Class C Notes	Mezzanine Secured Deferrable Floating Rate	88,000	SOFR + 2.75%	Aa2
Total Secured Notes		759,000
Subordinated Notes (1)		331,360	None	Not rated
Total MML 2022-1 Notes		$1,090,360
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
On October 16, 2026, all of the secured debt issued or incurred, as applicable, in connection with the MML 2022-1 Debt Securitization was redeemed in whole. See also “Note 13. Subsequent Events.”
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
MML 2022-2 Debt Securitization
On August 12, 2022, the Company completed a $498.1 million term debt securitization (the “MML 2022-2 Debt Securitization”). Term debt securitizations are also known as collateralized loan obligations and are a form of secured financing incurred by the Company, which is consolidated by the Company for financial reporting purposes and subject to its overall asset coverage requirement. The notes and loans offered in the MML 2022-2 Debt Securitization (collectively, the “MML 2022-2 Notes”) were issued (or incurred, as applicable) by the MML 2022-2 Issuer, a wholly-owned and consolidated (for tax and accounting purposes) subsidiary of the Company, and were primarily secured by a diversified portfolio of middle market loans and participation interests therein.
On August 13, 2026, the Company redeemed all of the secured debt issued or incurred, in whole, pursuant to the terms of the indenture governing the MML 2022-2 Debt Securitization.
2023-1 Debt Securitization
On December 13, 2023, the Company completed a $492.7 million term debt securitization (the “2023-1 Debt Securitization”). Term debt securitizations are also known as collateralized loan obligations and are a form of secured financing incurred by the Company, which is consolidated by the Company for financial reporting purposes and subject to its overall asset coverage requirement. The notes offered in the 2023-1 Debt Securitization (collectively, the “2023-1 Notes”) were issued by the 2023-1 Issuer, an indirectly wholly-owned and consolidated (for tax and accounting purposes) subsidiary of the Company, and were primarily secured by a diversified portfolio of private credit loans and participation interests therein.
On August 13, 2026, the Company redeemed all of the secured debt issued or incurred, in whole, pursuant to the terms of the indenture governing the 2023-1 Debt Securitization.
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
The following table presents information on the secured and unsecured notes issued and the secured loans incurred in the 2024-1 Debt Securitization:

		September 30, 2026
Description	Type	Principal Outstanding	Interest Rate	Credit Rating
Class A Notes (2)	Senior Secured Floating Rate	$180,000	SOFR + 1.83%	Aaa
Class A-L Loans (2)	Senior Secured Floating Rate	40,000	SOFR + 1.83%	Aaa
Class B Notes	Senior Secured Floating Rate	24,000	SOFR + 2.35%	Aa1
Class C Notes (1)	Mezzanine Secured Deferrable Floating Rate	28,000	SOFR + 2.80%	A1
Total Secured Notes		272,000
Subordinated Notes (1)	Subordinated	130,161	None	Not Rated
Total 2024-1 Notes		$402,161
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
The following table presents information on the secured and unsecured notes issued and the secured loans incurred in the 2024-2 Debt Securitization:

		September 30, 2026
Description	Type	Principal Outstanding	Interest Rate	Credit Rating
Class A Notes (2)(3)(4)	Senior Secured Floating Rate	$60,000	SOFR + 1.50%	Aaa
Class A-L1 Loans (2)	Senior Secured Floating Rate	145,000	SOFR + 1.50%	Aaa
Class A-L2 Loans (3)	Senior Secured Floating Rate	50,000	SOFR + 1.50%	Aaa
Class A-L3 Loans (4)	Senior Secured Floating Rate	20,000	SOFR + 1.50%	Aaa
Class B Notes	Senior Secured Floating Rate	30,000	SOFR + 1.80%	Aa2
Class C Notes (1)	Mezzanine Secured Deferrable Floating Rate	35,000	SOFR + 2.00%	A1
Total Secured Notes		340,000
Subordinated Notes (1)	Subordinated	160,500	None	Not Rated
Total 2024-2 Notes		$500,500
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
The following table presents information on the secured and unsecured notes issued in the 2025-1 Debt Securitization:

		September 30, 2026
Description	Type	Principal Outstanding	Interest Rate	Credit Rating
Class A Notes	Senior Secured Floating Rate	$715,000	SOFR + 1.38%	Aaa
Class B Notes	Senior Secured Floating Rate	78,000	SOFR + 1.70%	Aa2
Class C Notes	Mezzanine Secured Deferrable Floating Rate	91,000	SOFR + 2.00%	A1
Total Secured Notes		884,000
Subordinated Notes (1)	Subordinated	413,000	None	Not Rated
Total 2025-1 Notes		$1,297,000
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
The following table presents information on the loans incurred in the 2025-1 Lender Finance Facility:

		September 30, 2026
Description	Type	Principal Outstanding	Interest Rate	Credit Rating
Class A Term Loans	Senior Secured Floating Rate	$802,500	SOFR + 1.47%	Aaa
Class B Term Loans	Senior Secured Floating Rate	87,500	SOFR + 1.77%	Aa1
Class C Term Loans (1)	Senior Secured Deferrable Floating Rate	25,000	SOFR + 2.00%	Aa3
Total Term Loans		$915,000
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

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The following table presents information on the secured and unsecured notes issued in the 2025-1 BSL Static Debt Securitization:

		September 30, 2026
Description	Type	Principal Outstanding	Interest Rate	Credit Rating
Class A Notes	Senior Secured Floating Rate	$203,747	SOFR + 1.25%	AAA
Class B Notes	Senior Secured Floating Rate	96,380	SOFR + 1.85%	AAA
Class C Notes	Mezzanine Secured Deferrable Floating Rate	53,325	SOFR + 2.10%	A+
Class D Notes (1)	Mezzanine Secured Deferrable Floating Rate	33,575	SOFR + 2.77%	A-
Total Secured Notes		387,027
Subordinated Notes (1)		156,500	None	Not rated
Total 2025-1 BSL Notes		$543,527
(1)The Company retained all of the Class D Notes and the Subordinated Notes issued in the 2025-1 BSL Static Debt Securitization which are eliminated in consolidation.
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
The following table presents information on the loans incurred in the 2025-2 Lender Finance Facility:

		September 30, 2026
Description	Type	Principal Outstanding	Interest Rate	Credit Rating
Class A Term Loans	Senior Secured Floating Rate	$802,500	SOFR + 1.50%	Aaa
Class B Term Loans	Senior Secured Floating Rate	80,000	SOFR + 1.80%	Aa1
Class C Term Loans (1)	Senior Deferrable Floating Rate	137,500	SOFR + 2.10%	Aa3
Total Term Loans		$1,020,000
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

		September 30, 2026
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
The following table presents information on the secured and unsecured notes issued in the 2026-1 Static Debt Securitization:

		September 30, 2026
Description	Type	Principal Outstanding	Interest Rate	Credit Rating
Class A Notes	Senior Secured Floating Rate	$161,152	SOFR + 1.28%	AAA
Class A-L-B Loans	Senior Secured Floating Rate	97,373	SOFR + 1.28%	AAA
Class B Notes	Senior Secured Floating Rate	40,500	SOFR + 2.05%	AA
Class C Notes (1)	Mezzanine Secured Deferrable Floating Rate	27,000	SOFR + 2.40%	A
Class D Notes (1)	Mezzanine Secured Deferrable Floating Rate	20,250	SOFR + 3.90%	BBB-
Total Secured Notes		346,275
Subordinated Notes (1)	Subordinated	96,550	None	Not Rated
Total 2026-1 Static Notes		$442,825
(1)The Company (through its wholly-owned and consolidated subsidiary, 2026-1 PC Depositor) retained all of the Class C Notes, the Class D Notes and the Subordinated Notes issued in the 2026-1 Static Debt Securitization which are eliminated in consolidation.
The Company (through its wholly-owned and consolidated subsidiary, 2026-1 PC Depositor) retained all of the Class C Notes, the Class D Notes and the Subordinated Notes issued in the 2026-1 Static Debt Securitization in part in exchange for the Company’s sale and contribution to the 2026-1 PC Issuer of the initial closing date portfolio. The 2026-1 Static Notes are scheduled to mature on April 22, 2036; however, the 2026-1 Static Notes may be redeemed by the 2026-1 PC Issuer, at the direction of the Company through its holder of the Subordinated Notes (through 2026-1 PC Depositor), on any business day after October 22, 2026. In connection with the sale and contribution, the Company has made customary representations, warranties and covenants to the 2026-1 PC Issuer. The Class A Notes, Class A-L-A Loans, Class A-L-B Loans, Class B Notes, Class C Notes and Class D Notes are secured obligations of the 2026-1 PC Issuer, the Subordinated Notes are the unsecured obligations of the 2026-1 PC Issuer, and the indenture governing the 2026-1 Static Notes includes customary covenants and events of default.
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

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The following table presents information on the secured and unsecured notes issued in the 2026-2 Static Debt Securitization:

		September 30, 2026
Description	Type	Principal Outstanding	Interest Rate	Credit Rating
Class A-1 Notes	Senior Secured Floating Rate	$530,000	SOFR + 1.34%	AAA
Class A-2 Notes	Senior Secured Floating Rate	60,000	SOFR + 1.70%	AAA
Class B Notes	Senior Secured Floating Rate	90,000	SOFR + 1.90%	AA
Class C Notes (1)	Mezzanine Secured Deferrable Floating Rate	40,000	SOFR + 2.20%	A
Class D Notes (1)	Mezzanine Secured Deferrable Floating Rate	45,000	SOFR + 3.50%	BBB-
Total Secured Notes		765,000
Subordinated Notes (1)	Subordinated	236,860	None	Not Rated
Total 2026-2 Static Notes		$1,001,860
(1)The Company (through its wholly-owned and consolidated subsidiary, 2026-2 PC Depositor) retained all of the Class C Notes, the Class D Notes and the Subordinated Notes issued in the 2026-2 Static Debt Securitization which are eliminated in consolidation.
The Company (through its wholly-owned and consolidated subsidiary, 2026-2 PC Depositor) retained all of the Class C Notes, the Class D Notes and the Subordinated Notes issued in the 2026-2 Static Debt Securitization in part in exchange for the Company’s sale and contribution to the 2026-2 PC Issuer of the initial closing date portfolio. The 2026-2 Static Notes are scheduled to mature on April 27, 2036; however, the 2026-2 Static Notes may be redeemed by the 2026-2 PC Issuer, at the direction of the Company through its holder of the Subordinated Notes (through 2026-2 PC Depositor), on any business day after June 11, 2027. In connection with the sale and contribution, the Company has made customary representations, warranties and covenants to the 2026-2 PC Issuer. The Class A-1 Notes, Class A-2 Notes, Class B Notes, Class C Notes and Class D Notes are secured obligations of the 2026-2 PC Issuer, the Subordinated Notes are the unsecured obligations of the 2026-2 PC Issuer, and the indenture governing the 2026-2 Static Notes includes customary covenants and events of default.
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

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The following table presents information on the secured and unsecured notes issued in the 2026-2 Debt Securitization:

		September 30, 2026
Description	Type	Principal Outstanding	Interest Rate	Credit Rating
Class A Notes	Senior Secured Floating Rate	$145,000	SOFR + 1.48%	AAA
Class A-L Loans	Senior Secured Floating Rate	79,000	SOFR + 1.48%	AAA
Class B Notes	Senior Secured Floating Rate	48,000	SOFR + 1.90%	AA
Class C Notes (1)	Mezzanine Secured Deferrable Floating Rate	24,000	SOFR + 2.25%	A
Class D Notes (1)	Mezzanine Secured Deferrable Floating Rate	27,000	SOFR + 3.60%	BBB-
Total Secured Notes		323,000
Subordinated Notes (1)	Subordinated	77,980	None	Not Rated
Total 2026-2 Notes		$400,980
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

		September 30, 2026
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
The following presents the assets and liabilities of the MML 2021-1 Issuer, MML 2022-1 Issuer, 2024-1 Issuer, 2024-2 Issuer, 2025-1 Issuer, 2025-1 Lender Finance, 2025-1 BSL Issuer, 2025-2 Lender Finance, 2026-1 Issuer, 2026-1 PC Issuer, 2026-2 PC Issuer, 2026-2 Issuer and 2026-1 Lender Finance (collectively referred to as the “CLO Issuers”), after giving effect to the elimination of intercompany balances. The assets of the CLO Issuers are restricted to be used to settle the obligations of the CLO Issuers. The liabilities of the CLO Issuers are only the obligations of the CLO Issuers and the creditors (or beneficial interest holders) do not have recourse to the Company.

	September 30, 2026	December 31, 2025

ASSETS
Investments at fair value
Non-controlled/non-affiliated investments	$11,782,065	$8,435,694
Total investments at fair value	11,782,065	8,435,694
Cash and cash equivalents (restricted cash of $890,100 and $802,310, respectively)	890,100	802,310
Interest receivable from non-controlled/non-affiliated investments	88,858	79,801
Total assets	$12,761,023	$9,317,805

LIABILITIES
Debt (net of unamortized debt issuance costs of $33,061 and $25,356, respectively)	$7,473,333	$5,939,567
Interest payable	99,226	82,713
Total liabilities	$7,572,559	$6,022,280

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
As of September 30, 2026, the Company had no short-term borrowings under the Repurchase Agreements. As of December 31, 2025, the Company had $406.8 million of short-term borrowings under the Repurchase Agreements.
Short-term borrowings under the Repurchase Agreements bore interest at a weighted average applicable margin of 4.75% per annum as of December 31, 2025.
Certain of the Company’s investments serve as collateral for the Company’s obligations under the Repurchase Agreements and the carrying value of pledged investments were $486.8 million as of December 31, 2025.
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
As of September 30, 2026, the Company had no Short Term Financing Transactions with third parties.
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
The Company’s outstanding debt obligations were as follows:

	September 30, 2026
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (net of unamortized issuance costs, premiums and discounts)	Unamortized Debt Issuance Costs (including premiums and discounts)	Unused Portion (1)	Amount Available (2)
Bard Peak Funding Facility (3)	$2,138,000	$1,170,606	$1,170,606	$—	$967,394	$966,093
Castle Peak Funding Facility (3)	2,600,000	766,187	766,187	—	1,833,813	1,805,108
Summit Peak Funding Facility (3)	1,375,000	830,045	830,045	—	544,955	525,574
Denali Peak Funding Facility (3)	1,425,000	714,576	714,576	—	710,424	710,347
Bushnell Peak Funding Facility	1,000,000	300,300	300,300	—	699,700	699,700

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

	September 30, 2026
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (net of unamortized issuance costs, premiums and discounts)	Unamortized Debt Issuance Costs (including premiums and discounts)	Unused Portion (1)	Amount Available (2)
Granite Peak Funding Facility	$1,000,000	$600,000	$600,000	$—	$400,000	$400,000
Middle Peak Funding Facility	1,800,000	476,000	476,000	—	1,324,000	1,324,000
Bison Peak Funding Facility	2,100,000	855,200	855,200	—	1,244,800	1,236,824
Blanca Peak Funding Facility	1,100,000	825,000	825,000	—	275,000	275,000
Windom Peak Funding Facility (3)	2,300,000	851,858	851,858	—	1,448,142	1,291,440
Monarch Peak Funding Facility	1,500,000	990,000	990,000	—	510,000	510,000
Haydon Peak Funding Facility	500,000	66,000	66,000	—	434,000	434,000
Phoenix Peak Funding Facility (3)	214,472	214,472	213,658	814	—	—
Sonora Peak Funding Facility	1,100,000	550,000	545,712	4,288	550,000	550,000
Ramsey Peak Funding Facility	1,000,000	215,000	215,000	—	785,000	785,000
Crystal Peak Funding Facility	750,000	75,000	75,000	—	675,000	658,668
Weller Peak Funding Facility	107,200	—	—	—	107,200	45,701
Meadow Pass WH Funding Facility	1,000,000	303,000	303,000	—	697,000	423,794
Revolving Credit Facility (4)	6,275,000	2,223,828	2,223,828	—	4,051,172	4,047,293
May 2027 Notes (5)	625,000	625,000	619,903	325	—	—
October 2027 Notes (5)	350,000	350,000	346,034	1,417	—	—
March 2031 5.54% Notes (5)	500,000	500,000	472,497	8,849	—	—
March 2033 Notes (5)	500,000	500,000	462,410	11,581	—	—
January 2032 Series 2026A Notes (5)	210,000	210,000	196,704	442	—	—
April 2031 Series 2026B Notes (5)	500,000	500,000	466,459	11,496	—	—
July 2031 Series 2026B Notes (5)	500,000	500,000	465,379	11,566	—	—
June 2032 Series 2026C Notes (5)	688,000	688,000	650,471	10,379	—	—
December 2026 Notes (5)	1,250,000	1,250,000	1,245,326	990	—	—
November 2026 Eurobonds	566,225	566,225	565,968	257	—	—
March 2027 Notes	1,000,000	1,000,000	998,772	1,228	—	—
January 2029 Notes	650,000	650,000	645,921	4,079	—	—
November 2028 Notes (5)	650,000	650,000	640,132	1,205	—	—
January 2031 Notes (5)	600,000	600,000	566,269	7,471	—	—
July 2029 Notes (5)	900,000	900,000	875,282	2,500	—	—
September 2027 Notes (5)	400,000	400,000	392,721	2,210	—	—
April 2030 Notes (5)	400,000	400,000	373,349	6,069	—	—
November 2029 Notes (5)	400,000	400,000	384,178	5,739	—	—
November 2034 Notes (5)	800,000	800,000	726,923	19,647	—	—
January 2032 Notes (5)	1,000,000	1,000,000	948,525	19,198	—	—
September 2030 Notes (5)	500,000	500,000	465,796	7,913	—	—
March 2031 5.350% Notes (5)	700,000	700,000	650,118	12,543	—	—
May 2031 Notes (5)	850,000	850,000	792,510	15,934	—	—
November 2031 Notes (5)	750,000	750,000	712,033	14,314	—	—
MML 2021-1 Debt	614,117	614,117	611,525	2,593	—	—
MML 2022-1 Debt	759,000	759,000	755,233	3,767	—	—
2024-1 Notes	244,000	244,000	242,594	1,406	—	—
2024-2 Notes	305,000	305,000	302,372	2,628	—	—

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

	September 30, 2026
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (net of unamortized issuance costs, premiums and discounts)	Unamortized Debt Issuance Costs (including premiums and discounts)	Unused Portion (1)	Amount Available (2)
2025-1 Notes	$884,000	$884,000	$881,011	$2,989	$—	$—
2025-1 Lender Finance Facility	890,000	890,000	887,595	2,405	—	—
2025-1 BSL Notes	353,452	353,452	352,466	986	—	—
2025-2 Lender Finance Facility	882,500	882,500	879,726	2,774	—	—
2026-1 Notes	735,000	735,000	731,306	3,694	—	—
2026-1 Static Notes	299,025	299,025	296,810	2,215	—	—
2026-2 Static Notes	680,000	680,000	676,896	3,104	—	—
2026-2 Notes	272,000	272,000	269,803	2,197	—	—
2026-1 Lender Finance Facility	588,300	588,300	585,996	2,304	—	—
Total	$52,080,291	$34,822,691	$34,158,983	$215,516	$17,257,600	$16,688,542
(1)The unused portion is the amount upon which commitment fees, if any, are based.
(2)The amount available reflects any limitations related to each respective credit facility’s borrowing base.
(3)Under certain SPV Financing Facilities, the Company is permitted to borrow in USD and other currencies.
Under the Bard Peak Funding Facility, as of September 30, 2026, the Company had non-USD borrowings denominated in the following currencies:
•CAD 39.1 million
•EUR 232.4 million
•GBP 108.5 million
•NZD 125.4 million
Under the Castle Peak Funding Facility, as of September 30, 2026, the Company had non-USD borrowings denominated in the following currencies:
•CAD 102.9 million
•EUR 46.4 million
•GBP 38.9 million
Under the Summit Peak Funding Facility, as of September 30, 2026, the Company had non-USD borrowings denominated in the following currencies:
•CAD 24.7 million
•EUR 26.9 million
•GBP 104.7 million
Under the Denali Peak Funding Facility, as of September 30, 2026, the Company had non-USD borrowings denominated in the following currencies:
•GBP 30.0 million
Under the Windom Peak Funding Facility, as of September 30, 2026, the Company had non-USD borrowings denominated in the following currencies:
•GBP 100.4 million
Under the Phoenix Peak Funding Facility, as of September 30, 2026, the Company had non-USD borrowings denominated in the following currencies:
•EUR 142.8 million
•GBP 39.8 million
(4)Under the Revolving Credit Facility, the Company is permitted to borrow in USD or certain other currencies. As of September 30, 2026, the Company had non-USD borrowings denominated in the following currencies:
•EUR 359.9 million
•GBP 964.3 million
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

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

	December 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (net of unamortized issuance costs, premiums and discounts)	Unamortized Debt Issuance Costs (including premiums and discounts)	Unused Portion (1)	Amount Available (2)
2024-1 Notes	$244,000	$244,000	$242,484	$1,516	$—	$—
2024-2 Notes	305,000	305,000	302,181	2,819	—	—
2025-1 Notes	884,000	884,000	880,799	3,201	—	—
2025-1 Lender Finance	890,000	890,000	887,425	2,575	—	—
2025-1 BSL Notes	661,625	661,625	659,634	1,991	—	—
Short-Term Borrowings	856,829	856,829	856,829	—	—	—
Total	$41,987,897	$35,085,857	$35,002,485	$153,023	$6,902,116	$6,848,375
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

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The following tables summarize the contractual maturities of the Company’s outstanding principal as of September 30, 2026 and December 31, 2025:

	September 30, 2026
	Less than 1 Year	1 - 3 Years	3 - 5 Years	Greater than 5 Years	Total
SPV Financing Facilities	$—	$892,772	$8,360,472	$550,000	$9,803,244
Revolving Credit Facility	—	86,469	2,137,359	—	2,223,828
Private Placement Bonds	625,000	350,000	1,500,000	1,398,000	3,873,000
Unsecured Notes	3,216,225	2,200,000	3,450,000	2,550,000	11,416,225
Debt Securitizations	—	—	—	7,506,394	7,506,394
Short-Term Borrowings	—	—	—	—	—
Total outstanding principal	$3,841,225	$3,529,241	$15,447,831	$12,004,394	$34,822,691

	December 31, 2025
	Less than 1 Year	1 - 3 Years	3 - 5 Years	Greater than 5 Years	Total
SPV Financing Facilities	$—	$2,105,272	$11,160,003	$890,000	$14,155,275
Revolving Credit Facility	—	—	2,259,240	—	2,259,240
Private Placement Bonds	400,000	975,000	—	1,000,000	2,375,000
Unsecured Notes	2,174,588	2,050,000	2,850,000	2,400,000	9,474,588
Debt Securitizations	—	—	—	5,964,925	5,964,925
Short-Term Borrowings	856,829	—	—	—	856,829
Total outstanding principal	$3,431,417	$5,130,272	$16,269,243	$10,254,925	$35,085,857
As of September 30, 2026 and December 31, 2025, interest payable included $613.3 million and $424.2 million, respectively, of interest expense and $5.8 million and $3.9 million, respectively, of unused commitment fees.
For the three and nine months ended September 30, 2026, the weighted average interest rate on all borrowings outstanding (including unused fees, amortization of debt issuance costs (including premiums and discounts), and the impact of the application of hedge accounting) was 5.71% and 5.59%, respectively. For the three and nine months ended September 30, 2025, the weighted average interest rate on all borrowings outstanding (including unused fees, amortization of debt issuance costs (including premiums and discounts), and the impact of the application of hedge accounting) was 6.09% and 6.13%, respectively.
For the three and nine months ended September 30, 2026, the weighted average all-in cost of debt (including unused fees, amortization of debt issuance costs (including premiums and discounts), amortization of deferred financing costs, and the impact of the application of hedge accounting) was 5.82% and 5.72%, respectively, including nil and $5.7 million, respectively, of deferred financing costs written off as a result of the termination or reduction of the borrowing capacity of SPV Financing Facilities. For the three and nine months ended September 30, 2025, the weighted average all-in cost of debt (including unused fees, amortization of debt issuance costs (including premiums and discounts), amortization of deferred financing costs, and the impact of the application of hedge accounting) was 6.23% and 6.25%, respectively, including $2.2 million and $2.2 million, respectively, of deferred financing costs written off as a result of the termination or reduction of the borrowing capacity of SPV Financing Facilities.
For the three and nine months ended September 30, 2026, the average principal debt outstanding was $35,718.2 million and $35,897.6 million, respectively. For the three and nine months ended September 30, 2025, the average principal debt outstanding was $30,406.9 million and $30,431.5 million, respectively.

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The components of interest expense were as follows:

	Three Months Ended September 30,
	2026	2025
Borrowing interest expense	$488,818	$455,016
Facility unused fees	17,092	7,267
Amortization of deferred financing costs	10,536	8,915
Amortization of original issue discount and debt issuance costs (including premiums and discounts)	13,143	12,063
Gain (loss) from interest rate swaps accounted for as hedges and the related hedged items:
Interest rate swaps	353,269	(17,645)
Hedged items	(351,403)	18,241
Total interest expense	$531,455	$483,857
Cash paid for interest expense	$580,891	$491,646

	Nine Months Ended September 30,
	2026	2025
Borrowing interest expense	$1,445,549	$1,359,908
Facility unused fees	37,277	26,749
Amortization of deferred financing costs	35,388	26,242
Amortization of original issue discount and debt issuance costs (including premiums and discounts)	35,258	31,225
Gain (loss) from interest rate swaps accounted for as hedges and the related hedged items:
Interest rate swaps	520,232	(207,453)
Hedged items	(517,205)	204,830
Total interest expense	$1,556,499	$1,441,501
Cash paid for interest expense	$1,781,116	$1,656,792
Note 8. Commitments and Contingencies
Portfolio Company Commitments
The Company’s investment portfolio contains debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of September 30, 2026 and December 31, 2025, the Company had unfunded commitments, including delayed draw term loans and revolvers, with an aggregate principal amount of $9.2 billion and $13.4 billion, respectively.
Additionally, from time to time, the Advisers and their affiliates may commit to an investment or commit to backstop the commitment of another lender on behalf of the investment vehicles they manage, including the Company. Certain terms of these investments or backstop arrangements are not finalized at the time of the commitment and each respective investment vehicle’s allocation may change prior to the date of funding. In this regard, as of September 30, 2026 and December 31, 2025, the Company estimates that $149.9 million and $1,271.1 million, respectively, of investments and backstop arrangements were committed but not yet funded.
As of September 30, 2026 and December 31, 2025, $556.4 million and $497.3 million, respectively, of capital committed remained uncalled from the Company in relation to capital commitments to Emerald JV, Verdelite JV and SLC.

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2026 and December 31, 2025, management is not aware of any material pending legal proceedings.
Note 9. Net Assets
The following table presents transactions in Common Shares for the three months ended September 30, 2026:

	For the three months ended September 30, 2026
	Shares	Amount
CLASS I
Subscriptions	8,849,535	$209,237
Share transfers between classes	2,025,340	47,860
Distributions reinvested	12,183,774	287,915
Share repurchases	(72,924,962)	(1,714,466)
Early repurchase deduction	—	103
Net increase (decrease)	(49,866,313)	(1,169,351)
CLASS S
Subscriptions	3,949,968	93,346
Share transfers between classes	(2,025,332)	(47,860)
Distributions reinvested	6,151,976	145,377
Share repurchases	(16,313,373)	(383,530)
Early repurchase deduction	—	46
Net increase (decrease)	(8,236,761)	(192,621)
CLASS D
Subscriptions	2,749	65
Share transfers between classes	(8)	—
Distributions reinvested	24,871	588
Share repurchases	(1,202,855)	(28,279)
Early repurchase deduction	—	1
Net increase (decrease)	(1,175,243)	(27,625)
Total net increase (decrease)	(59,278,317)	$(1,389,597)

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The following table presents transactions in Common Shares for the nine months ended September 30, 2026:

	For the nine months ended September 30, 2026
	Shares	Amount
CLASS I
Subscriptions	64,535,105	$1,576,203
Share transfers between classes	15,366,371	370,270
Distributions reinvested	40,769,387	983,938
Share repurchases	(246,276,048)	(5,865,078)
Early repurchase deduction	—	1,182
Net increase (decrease)	(125,605,185)	(2,933,485)
CLASS S
Subscriptions	19,443,291	472,853
Share transfers between classes	(8,800,052)	(212,958)
Distributions reinvested	19,790,809	477,383
Share repurchases	(66,706,352)	(1,595,473)
Early repurchase deduction	—	516
Net increase (decrease)	(36,272,304)	(857,679)
CLASS D
Subscriptions	1,496,887	36,094
Share transfers between classes	(6,566,319)	(157,312)
Distributions reinvested	155,652	3,776
Share repurchases	(4,329,009)	(103,424)
Early repurchase deduction	—	19
Net increase (decrease)	(9,242,789)	(220,847)
Total net increase (decrease)	(171,120,278)	$(4,012,011)

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

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The following table presents transactions in Common Shares for the nine months ended September 30, 2025:

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
Net Asset Value per Share and Offering Price
The Company determines NAV for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available for each share class, which will be the prior calendar day NAV per share (i.e., the prior month-end NAV). The following table presents each month-end NAV per share for Class I, Class S and Class D Common Shares for the nine months ended September 30, 2026:

	NAV Per Share
For the Months Ended	Class I	Class S	Class D
January 31, 2026	$24.68	$24.68	$24.68
February 28, 2026	24.38	24.38	24.38
March 31, 2026	24.19	24.19	24.19
April 30, 2026	24.06	24.06	24.06
May 31, 2026	23.94	23.94	23.94
June 30, 2026	23.65	23.65	23.65
July 31, 2026	23.64	23.64	23.64
August 31, 2026	23.60	23.60	23.60
September 30, 2026	23.51	23.51	23.51

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The following table presents each month-end NAV per share for Class I, Class S and Class D Common Shares for the nine months ended September 30, 2025:

	NAV Per Share
For the Months Ended	Class I	Class S	Class D
January 31, 2025	$25.42	$25.42	$25.42
February 28, 2025	25.36	25.36	25.36
March 31, 2025	25.25	25.25	25.25
April 30, 2025	25.19	25.19	25.19
May 31, 2025	25.21	25.21	25.21
June 30, 2025	25.17	25.17	25.17
July 31, 2025	25.16	25.16	25.16
August 31, 2025	25.09	25.09	25.09
September 30, 2025	24.97	24.97	24.97
Distributions
The Board authorizes and declares monthly distribution amounts per share of Class I, Class S and Class D Common Shares. The following tables present distributions that were declared and payable for the nine months ended September 30, 2026:

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 22, 2026	January 31, 2026	February 26, 2026	$0.2000	$267,765
February 19, 2026	February 28, 2026	March 26, 2026	0.2000	271,817
March 19, 2026	March 31, 2026	April 28, 2026	0.2000	274,504
April 20, 2026	April 30, 2026	May 28, 2026	0.2000	258,268
May 20, 2026	May 31, 2026	June 25, 2026	0.2000	260,124
June 22, 2026	June 30, 2026	July 28, 2026	0.2000	262,968
June 22, 2026	July 31, 2026	August 27, 2026	0.1800	224,016
August 19, 2026	August 31, 2026	September 25, 2026	0.1800	225,389
September 21, 2026	September 30, 2026	October 27, 2026	0.1800	226,578
			$1.7400	$2,271,429

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

			Class S
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 22, 2026	January 31, 2026	February 26, 2026	$0.1824	$107,734
February 19, 2026	February 28, 2026	March 26, 2026	0.1825	108,650
March 19, 2026	March 31, 2026	April 28, 2026	0.1827	109,426
April 20, 2026	April 30, 2026	May 28, 2026	0.1829	103,322
May 20, 2026	May 31, 2026	June 25, 2026	0.1830	103,813
June 22, 2026	June 30, 2026	July 28, 2026	0.1830	104,271
June 22, 2026	July 31, 2026	August 27, 2026	0.1632	91,347
August 19, 2026	August 31, 2026	September 25, 2026	0.1633	91,817
September 21, 2026	September 30, 2026	October 27, 2026	0.1633	92,224
			$1.5863	$912,604

			Class D
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 22, 2026	January 31, 2026	February 26, 2026	$0.1948	$4,701
February 19, 2026	February 28, 2026	March 26, 2026	0.1949	4,709
March 19, 2026	March 31, 2026	April 28, 2026	0.1949	4,722
April 20, 2026	April 30, 2026	May 28, 2026	0.1950	4,331
May 20, 2026	May 31, 2026	June 25, 2026	0.1950	4,466
June 22, 2026	June 30, 2026	July 28, 2026	0.1950	3,296
June 22, 2026	July 31, 2026	August 27, 2026	0.1751	2,807
August 19, 2026	August 31, 2026	September 25, 2026	0.1751	2,808
September 21, 2026	September 30, 2026	October 27, 2026	0.1751	2,810
			$1.6949	$34,650
The following tables present distributions that were declared and payable for the nine months ended September 30, 2025:

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 22, 2025	January 31, 2025	February 27, 2025	$0.2200	$228,819
February 20, 2025	February 28, 2025	March 26, 2025	0.2200	238,587
March 19, 2025	March 31, 2025	April 24, 2025	0.2200	246,375
April 16, 2025	April 30, 2025	May 27, 2025	0.2200	253,182
May 19, 2025	May 31, 2025	June 26, 2025	0.2200	259,757
June 19, 2025	June 30, 2025	July 24, 2025	0.2200	267,011
July 18, 2025	July 31, 2025	August 26, 2025	0.2200	267,059
August 20, 2025	August 31, 2025	September 25, 2025	0.2200	274,235
September 18, 2025	September 30, 2025	October 23, 2025	0.2200	283,583
			$1.9800	$2,318,608

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

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Through September 30, 2026, a portion of the Company’s distributions resulted from expense support from the Sub-Adviser, and future distributions may result from expense support from the Sub-Adviser, each of which is subject to repayment by the Company within three years from the date of payment. The purpose of this arrangement avoids distributions being characterized as a return of capital for U.S. federal income tax purposes. Shareholders should understand that any such distribution is not based solely on the Company’s investment performance, and can only be sustained if the Company achieves positive investment performance in future periods or the Sub-Adviser continues to provide expense support. Shareholders should also understand that the Company’s future repayments of expense support will reduce the distributions that they would otherwise receive. There can be no assurance that the Company will achieve the performance necessary to sustain these distributions, or be able to pay distributions at all.
Sources of distributions, other than net investment income and realized gains on a GAAP basis, include required adjustments to GAAP net investment income in the current period to determine taxable income available for distributions. The following table presents the sources of cash distributions on a GAAP basis that the Company has declared on its Common Shares for the nine months ended September 30, 2026:

	For the nine months ended September 30, 2026
	Class I		Class S		Class D
Source of Distribution	Per Share	Amount	Per Share	Amount	Per Share	Amount
Net investment income	$1.7400	$2,271,429	$1.5863	$912,604	$1.6949	$34,650
Net realized gains	—	—	—	—	—	—
Total	$1.7400	$2,271,429	$1.5863	$912,604	$1.6949	$34,650
The following table presents the sources of cash distributions on a GAAP basis that the Company has declared on its Common Shares for the nine months ended September 30, 2025:

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
Share Repurchases
For the three months ended September 30, 2026 and 2025, approximately 90,441,190 and 31,791,045 Common Shares were repurchased, respectively. For the nine months ended September 30, 2026 and 2025, approximately 317,311,409 and 98,391,573 Common Shares were repurchased, respectively.
The following table presents the repurchases of Common Shares pursuant to the Company’s share repurchase program for the nine months ended September 30, 2026:

Commencement Date	Repurchase Request Deadline	Total Number of Shares Repurchased (all classes) (1)	Percentage of Outstanding Shares Repurchased (2)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes) (1)(3)	Maximum number of shares that may yet be purchased under the repurchase program (4)
February 2, 2026	March 2, 2026	133,689,552	7.0%	$24.19	March 31, 2026	$3,232,786	—
May 1, 2026	May 29, 2026	93,220,007	5.0%	$23.65	June 30, 2026	$2,204,322	—
August 4, 2026	August 31, 2026	90,441,190	5.0%	$23.51	September 30, 2026	$2,126,125	—
(1)For the three months ended March 31, 2026, repurchases include 10,247 Common Shares repurchased at a price equal to the Company’s net asset value per share as of December 31, 2025 pursuant to the Company’s tender offer that expired on December 2, 2025. For the three months ended June 30, 2026, repurchases include 119,735 Common Shares repurchased at a price equal to the Company’s net asset value per share as of March 31, 2026 pursuant to the Company’s tender offer that expired on March 2, 2026. For the three months ended September 30, 2026, repurchases include 19,865 Common Shares repurchased at a price equal to the Company’s net asset value per share as of June 30, 2026 pursuant to the Company’s tender offer that expired on May 29, 2026.
(2)Percentage is based on total shares as of the close of the previous calendar quarter.
(3)Amounts shown net of Early Repurchase Deduction.
(4)For the three months ended June 30, 2026 and September 30, 2026, the Company received repurchase requests that exceeded its quarterly limits and accepted requests on a pro-rata basis in accordance with the terms of the Company’s share repurchase program.

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The following table presents the repurchases of Common Shares pursuant to the Company’s share repurchase program for the nine months ended September 30, 2025:

Commencement Date	Repurchase Request Deadline	Total Number of Shares Repurchased (all classes)	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes) (2)	Maximum number of shares that may yet be purchased under the repurchase program (3)
February 3, 2025	March 3, 2025	23,024,370	1.5%	$25.25	March 31, 2025	$581,043	—
May 2, 2025	May 30, 2025	43,576,158	2.6%	$25.17	June 30, 2025	$1,095,993	—
August 4, 2025	August 29, 2025	31,791,045	1.8%	$24.97	September 30, 2025	$793,653	—
(1)Percentage is based on total shares as of the close of the previous calendar quarter.
(2)Amounts shown net of Early Repurchase Deduction.
(3)All repurchase requests were satisfied in full.
Note 10. Financial Highlights and Senior Securities
The following are the financial highlights for the nine months ended September 30, 2026:

	Nine Months Ended September 30, 2026
	Class I	Class S	Class D
Per Share Data (1):
Net asset value, beginning of period	$24.79	$24.79	$24.79
Net investment income	1.58	1.43	1.53
Net change in unrealized and realized gain (loss)	(1.12)	(1.12)	(1.12)
Net increase (decrease) in net assets resulting from operations	0.46	0.31	0.41
Distributions from net investment income (2)	(1.74)	(1.59)	(1.69)
Distributions from net realized gains (2)	—	—	—
Net increase (decrease) in net assets from shareholders’ distributions	(1.74)	(1.59)	(1.69)
Early repurchase deduction fees (3)	0.00	0.00	0.00
Total increase (decrease) in net assets	(1.28)	(1.28)	(1.28)
Net asset value, end of period	$23.51	$23.51	$23.51
Shares outstanding, end of period	1,185,846,583	548,457,480	14,844,230
Total return based on NAV (4)	1.9%	1.3%	1.8%
Ratios:
Ratio of net expenses to average net assets (5)	7.3%	8.1%	7.5%
Ratio of net investment income to average net assets (5)	8.8%	7.9%	8.6%
Portfolio turnover rate	10.2%	10.2%	10.2%
Supplemental Data:
Net assets, end of period	$27,884,700	$12,896,682	$349,058
Asset coverage ratio	218.1%	218.1%	218.1%
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
(5)Amounts are annualized except for amounts relating to excise and other tax expense. For the nine months ended September 30, 2026, the ratio of total operating expenses to average net assets was 7.3%, 8.1%, and 7.5% on Class I, Class S and Class D, respectively. Ratio does not include the expenses of investment companies which the Company has invested in, including joint ventures.

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
(5)Amounts are annualized except for amounts relating to excise and other tax expense. For the nine months ended September 30, 2025, the ratio of total operating expenses to average net assets was 7.2%, 8.0% and 7.4%, on Class I, Class S and Class D, respectively. Ratio does not include the expenses of investment companies which the Company has invested in, including joint ventures.
The following is information about the Company’s senior securities as of the dates indicated in the table below:

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
Bard Peak Funding Facility
September 30, 2026	$1,170,606	$2,181	—	N/A
December 31, 2025	1,549,670	2,357	—	N/A
December 31, 2024	1,000,298	2,265	—	N/A
December 31, 2023	242,243	2,219	—	N/A
December 31, 2022	1,235,414	1,845	—	N/A
December 31, 2021	879,000	1,702	—	N/A

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
Castle Peak Funding Facility
September 30, 2026	$766,187	$2,181	—	N/A
December 31, 2025	1,760,209	2,357	—	N/A
December 31, 2024	1,194,401	2,265	—	N/A
December 31, 2023	1,121,681	2,219	—	N/A
December 31, 2022	1,146,600	1,845	—	N/A
December 31, 2021	1,171,809	1,702	—	N/A
Maroon Peak Funding Facility
September 30, 2026	—	—	—	N/A
December 31, 2025	—	—	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	300,000	1,845	—	N/A
December 31, 2021	483,952	1,702	—	N/A
Summit Peak Funding Facility
September 30, 2026	830,045	2,181	—	N/A
December 31, 2025	1,257,548	2,357	—	N/A
December 31, 2024	952,105	2,265	—	N/A
December 31, 2023	286,046	2,219	—	N/A
December 31, 2022	1,691,844	1,845	—	N/A
December 31, 2021	1,643,154	1,702	—	N/A
Denali Peak Funding Facility
September 30, 2026	714,576	2,181	—	N/A
December 31, 2025	584,800	2,357	—	N/A
December 31, 2024	562,800	2,265	—	N/A
December 31, 2023	562,800	2,219	—	N/A
December 31, 2022	749,800	1,845	—	N/A
December 31, 2021	668,400	1,702	—	N/A
Bushnell Peak Funding Facility
September 30, 2026	300,300	2,181	—	N/A
December 31, 2025	554,300	2,357	—	N/A
December 31, 2024	480,300	2,265	—	N/A
December 31, 2023	465,300	2,219	—	N/A
December 31, 2022	400,000	1,845	—	N/A
December 31, 2021	395,500	1,702	—	N/A
Granite Peak Funding Facility
September 30, 2026	600,000	2,181	—	N/A
December 31, 2025	500,000	2,357	—	N/A
December 31, 2024	493,554	2,265	—	N/A
December 31, 2023	563,600	2,219	—	N/A
December 31, 2022	647,600	1,845	—	N/A
December 31, 2021	248,000	1,702	—	N/A

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
Middle Peak Funding Facility
September 30, 2026	$476,000	$2,181	—	N/A
December 31, 2025	890,000	2,357	—	N/A
December 31, 2024	750,000	2,265	—	N/A
December 31, 2023	600,950	2,219	—	N/A
December 31, 2022	596,950	1,845	—	N/A
December 31, 2021	799,550	1,702	—	N/A
Bison Peak Funding Facility
September 30, 2026	855,200	2,181	—	N/A
December 31, 2025	1,437,200	2,357	—	N/A
December 31, 2024	1,203,200	2,265	—	N/A
December 31, 2023	703,200	2,219	—	N/A
December 31, 2022	1,182,000	1,845	—	N/A
December 31, 2021	1,320,800	1,702	—	N/A
Blanca Peak Funding Facility
September 30, 2026	825,000	2,181	—	N/A
December 31, 2025	951,000	2,357	—	N/A
December 31, 2024	1,375,090	2,265	—	N/A
December 31, 2023	1,375,090	2,219	—	N/A
December 31, 2022	1,081,000	1,845	—	N/A
December 31, 2021	892,800	1,702	—	N/A
Windom Peak Funding Facility
September 30, 2026	851,858	2,181	—	N/A
December 31, 2025	2,150,076	2,357	—	N/A
December 31, 2024	1,029,841	2,265	—	N/A
December 31, 2023	967,477	2,219	—	N/A
December 31, 2022	1,741,465	1,845	—	N/A
December 31, 2021	989,759	1,702	—	N/A
Monarch Peak Funding Facility
September 30, 2026	990,000	2,181	—	N/A
December 31, 2025	1,500,000	2,357	—	N/A
December 31, 2024	750,000	2,265	—	N/A
December 31, 2023	1,400,400	2,219	—	N/A
December 31, 2022	873,400	1,845	—	N/A
December 31, 2021	567,400	1,702	—	N/A
Borah Peak Funding Facility
September 30, 2026	—	—	—	N/A
December 31, 2025	—	—	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	130,000	2,219	—	N/A
December 31, 2022	223,000	1,845	—	N/A
December 31, 2021	—	—	—	N/A

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
2022-1 BSL WH
September 30, 2026	$—	$—	—	N/A
December 31, 2025	—	—	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	148,000	1,845	—	N/A
December 31, 2021	—	—	—	N/A
Naomi Peak Funding Facility
September 30, 2026	—	—	—	N/A
December 31, 2025	—	—	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	385,000	2,219	—	N/A
December 31, 2022	400,000	1,845	—	N/A
December 31, 2021	—	—	—	N/A
Meridian Peak Funding Facility
September 30, 2026	—	—	—	N/A
December 31, 2025	—	—	—	N/A
December 31, 2024	246,000	2,265	—	N/A
December 31, 2023	246,000	2,219	—	N/A
December 31, 2022	170,000	1,845	—	N/A
December 31, 2021	—	—	—	N/A
Haydon Peak Funding Facility
September 30, 2026	66,000	2,181	—	N/A
December 31, 2025	212,000	2,357	—	N/A
December 31, 2024	250,000	2,265	—	N/A
December 31, 2023	49,000	2,219	—	N/A
December 31, 2022	49,000	1,845	—	N/A
December 31, 2021	—	—	—	N/A
Bear Peak Funding Facility
September 30, 2026	—	—	—	N/A
December 31, 2025	587,017	2,357	—	N/A
December 31, 2024	164,816	2,265	—	N/A
December 31, 2023	360,531	2,219	—	N/A
December 31, 2022	166,031	1,845	—	N/A
December 31, 2021	—	—	—	N/A
Phoenix Peak Funding Facility
September 30, 2026	214,472	2,181	—	N/A
December 31, 2025	221,455	2,357	—	N/A
December 31, 2024	197,736	2,265	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
2025-2 Lender Finance Warehouse Facility
September 30, 2026	$—	$—	—	N/A
December 31, 2025	—	2,357	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
Sonora Peak Funding Facility
September 30, 2026	550,000	2,181	—	N/A
December 31, 2025	—	—	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
Ramsey Peak Funding Facility
September 30, 2026	215,000	2,181	—	N/A
December 31, 2025	—	—	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
Crystal Peak Funding Facility
September 30, 2026	75,000	2,181	—	N/A
December 31, 2025	—	—	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
Weller Peak Funding Facility
September 30, 2026	—	2,181	—	N/A
December 31, 2025	—	—	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
PC Static 2026-1 Funding Facility
September 30, 2026	—	—	—	N/A
December 31, 2025	—	—	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
Meadow Pass WH Funding Facility
September 30, 2026	$303,000	$2,181	—	N/A
December 31, 2025	—	—	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
Revolving Credit Facility
September 30, 2026	2,223,828	2,181	—	N/A
December 31, 2025	2,259,240	2,357	—	N/A
December 31, 2024	4,639,587	2,265	—	N/A
December 31, 2023	1,131,025	2,219	—	N/A
December 31, 2022	1,470,758	1,845	—	N/A
December 31, 2021	1,144,422	1,702	—	N/A
June 2024 Notes
September 30, 2026	—	—	—	N/A
December 31, 2025	—	—	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	435,000	2,219	—	N/A
December 31, 2022	435,000	1,845	—	N/A
December 31, 2021	435,000	1,702	—	N/A
2026 Notes
September 30, 2026	—	—	—	N/A
December 31, 2025	400,000	2,357	—	N/A
December 31, 2024	400,000	2,265	—	N/A
December 31, 2023	400,000	2,219	—	N/A
December 31, 2022	400,000	1,845	—	N/A
December 31, 2021	400,000	1,702	—	N/A
May 2027 Notes
September 30, 2026	625,000	2,181	—	N/A
December 31, 2025	625,000	2,357	—	N/A
December 31, 2024	625,000	2,265	—	N/A
December 31, 2023	625,000	2,219	—	N/A
December 31, 2022	625,000	1,845	—	N/A
December 31, 2021	—	—	—	N/A
October 2027 Notes
September 30, 2026	350,000	2,181	—	N/A
December 31, 2025	350,000	2,357	—	N/A
December 31, 2024	350,000	2,265	—	N/A
December 31, 2023	350,000	2,219	—	N/A
December 31, 2022	350,000	1,845	—	N/A
December 31, 2021	—	—	—	N/A

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
March 2031 5.54% Notes
September 30, 2026	$500,000	$2,181	—	N/A
December 31, 2025	500,000	2,357	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
March 2033 Notes
September 30, 2026	500,000	2,181	—	N/A
December 31, 2025	500,000	2,357	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
January 2032 Series 2026A Notes
September 30, 2026	210,000	2,181	—	N/A
December 31, 2025	—	—	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
April 2031 Series 2026B Notes
September 30, 2026	500,000	2,181	—	N/A
December 31, 2025	—	—	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
July 2031 Series 2026B Notes
September 30, 2026	500,000	2,181	—	N/A
December 31, 2025	—	—	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
June 2032 Series 2026C Notes
September 30, 2026	688,000	2,181	—	N/A
December 31, 2025	—	—	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
September 2024 Notes
September 30, 2026	$—	$—	—	N/A
December 31, 2025	—	—	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	365,000	2,219	—	N/A
December 31, 2022	365,000	1,845	—	N/A
December 31, 2021	365,000	1,702	—	N/A
December 2026 Notes
September 30, 2026	1,250,000	2,181	—	N/A
December 31, 2025	1,250,000	2,357	—	N/A
December 31, 2024	1,250,000	2,265	—	N/A
December 31, 2023	1,250,000	2,219	—	N/A
December 31, 2022	1,250,000	1,845	—	N/A
December 31, 2021	1,250,000	1,702	—	N/A
November 2026 Eurobonds
September 30, 2026	566,225	2,181	—	N/A
December 31, 2025	587,600	2,357	—	N/A
December 31, 2024	517,925	2,265	—	N/A
December 31, 2023	551,975	2,219	—	N/A
December 31, 2022	534,975	1,845	—	N/A
December 31, 2021	569,958	1,702	—	N/A
November 2024 Notes
September 30, 2026	—	—	—	N/A
December 31, 2025	—	—	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	500,000	2,219	—	N/A
December 31, 2022	500,000	1,845	—	N/A
December 31, 2021	500,000	1,702	—	N/A
March 2027 Notes
September 30, 2026	1,000,000	2,181	—	N/A
December 31, 2025	1,000,000	2,357	—	N/A
December 31, 2024	1,000,000	2,265	—	N/A
December 31, 2023	1,000,000	2,219	—	N/A
December 31, 2022	1,000,000	1,845	—	N/A
December 31, 2021	1,000,000	1,702	—	N/A
January 2025 Notes
September 30, 2026	—	—	—	N/A
December 31, 2025	—	—	—	N/A
December 31, 2024	500,000	2,265	—	N/A
December 31, 2023	500,000	2,219	—	N/A
December 31, 2022	500,000	1,845	—	N/A
December 31, 2021	—	—	—	N/A

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
January 2029 Notes
September 30, 2026	$650,000	$2,181	—	N/A
December 31, 2025	650,000	2,357	—	N/A
December 31, 2024	650,000	2,265	—	N/A
December 31, 2023	650,000	2,219	—	N/A
December 31, 2022	650,000	1,845	—	N/A
December 31, 2021	—	—	—	N/A
March 2025 Notes
September 30, 2026	—	—	—	N/A
December 31, 2025	—	—	—	N/A
December 31, 2024	900,000	2,265	—	N/A
December 31, 2023	900,000	2,219	—	N/A
December 31, 2022	900,000	1,845	—	N/A
December 31, 2021	—	—	—	N/A
April 2026 UK Bonds
September 30, 2026	—	—	—	N/A
December 31, 2025	336,988	2,357	—	N/A
December 31, 2024	312,975	2,265	—	N/A
December 31, 2023	318,663	2,219	—	N/A
December 31, 2022	301,725	1,845	—	N/A
December 31, 2021	—	—	—	N/A
September 2025 Notes
September 30, 2026	—	—	—	N/A
December 31, 2025	—	—	—	N/A
December 31, 2024	800,000	2,265	—	N/A
December 31, 2023	800,000	2,219	—	N/A
December 31, 2022	800,000	1,845	—	N/A
December 31, 2021	—	—	—	N/A
November 2028 Notes
September 30, 2026	650,000	2,181	—	N/A
December 31, 2025	650,000	2,357	—	N/A
December 31, 2024	500,000	2,265	—	N/A
December 31, 2023	500,000	2,219	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
January 2031 Notes
September 30, 2026	600,000	2,181	—	N/A
December 31, 2025	600,000	2,357	—	N/A
December 31, 2024	500,000	2,265	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
July 2029 Notes
September 30, 2026	$900,000	$2,181	—	N/A
December 31, 2025	900,000	2,357	—	N/A
December 31, 2024	500,000	2,265	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
September 2027 Notes
September 30, 2026	400,000	2,181	—	N/A
December 31, 2025	400,000	2,357	—	N/A
December 31, 2024	400,000	2,265	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
April 2030 Notes
September 30, 2026	400,000	2,181	—	N/A
December 31, 2025	400,000	2,357	—	N/A
December 31, 2024	400,000	2,265	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
November 2029 Notes
September 30, 2026	400,000	2,181	—	N/A
December 31, 2025	400,000	2,357	—	N/A
December 31, 2024	400,000	2,265	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
November 2034 Notes
September 30, 2026	800,000	2,181	—	N/A
December 31, 2025	800,000	2,357	—	N/A
December 31, 2024	800,000	2,265	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
January 2032 Notes
September 30, 2026	1,000,000	2,181	—	N/A
December 31, 2025	1,000,000	2,357	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
September 2030 Notes
September 30, 2026	$500,000	$2,181	—	N/A
December 31, 2025	500,000	2,357	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
March 2031 5.350% Notes
September 30, 2026	700,000	2,181	—	N/A
December 31, 2025	—	—	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
May 2031 Notes
September 30, 2026	850,000	2,181	—	N/A
December 31, 2025	—	—	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
November 2031 Notes
September 30, 2026	750,000	2,181	—	N/A
December 31, 2025	—	—	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
2021-1 BSL Notes
September 30, 2026	—	—	—	N/A
December 31, 2025	—	—	—	N/A
December 31, 2024	663,000	2,265	—	N/A
December 31, 2023	663,000	2,219	—	N/A
December 31, 2022	663,000	1,845	—	N/A
December 31, 2021	663,000	1,702	—	N/A
2021-2 Notes
September 30, 2026	—	—	—	N/A
December 31, 2025	505,800	2,357	—	N/A
December 31, 2024	505,800	2,265	—	N/A
December 31, 2023	505,800	2,219	—	N/A
December 31, 2022	505,800	1,845	—	N/A
December 31, 2021	505,800	1,702	—	N/A

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
MML 2021-1 Debt
September 30, 2026	$614,117	$2,181	—	N/A
December 31, 2025	690,000	2,357	—	N/A
December 31, 2024	690,000	2,265	—	N/A
December 31, 2023	690,000	2,219	—	N/A
December 31, 2022	690,000	1,845	—	N/A
December 31, 2021	690,000	1,702	—	N/A
MML 2022-1 Debt
September 30, 2026	759,000	2,181	—	N/A
December 31, 2025	759,000	2,357	—	N/A
December 31, 2024	759,000	2,265	—	N/A
December 31, 2023	759,000	2,219	—	N/A
December 31, 2022	759,000	1,845	—	N/A
December 31, 2021	—	—	—	N/A
2022-1 BSL Debt
September 30, 2026	—	—	—	N/A
December 31, 2025	420,000	2,357	—	N/A
December 31, 2024	420,000	2,265	—	N/A
December 31, 2023	420,000	2,219	—	N/A
December 31, 2022	420,000	1,845	—	N/A
December 31, 2021	—	—	—	N/A
MML 2022-2 Debt
September 30, 2026	—	—	—	N/A
December 31, 2025	300,500	2,357	—	N/A
December 31, 2024	300,500	2,265	—	N/A
December 31, 2023	300,500	2,219	—	N/A
December 31, 2022	300,500	1,845	—	N/A
December 31, 2021	—	—	—	N/A
2023-1 Notes
September 30, 2026	—	—	—	N/A
December 31, 2025	305,000	2,357	—	N/A
December 31, 2024	305,000	2,265	—	N/A
December 31, 2023	305,000	2,219	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
2024-1 Notes
September 30, 2026	244,000	2,181	—	N/A
December 31, 2025	244,000	2,357	—	N/A
December 31, 2024	244,000	2,265	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
2024-2 Notes
September 30, 2026	$305,000	$2,181	—	N/A
December 31, 2025	305,000	2,357	—	N/A
December 31, 2024	305,000	2,265	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
2025-1 Notes
September 30, 2026	884,000	2,181	—	N/A
December 31, 2025	884,000	2,357	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
2025-1 Lender Finance Facility
September 30, 2026	890,000	2,181	—	N/A
December 31, 2025	890,000	2,357	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
2025-1 BSL Notes
September 30, 2026	353,452	2,181	—	N/A
December 31, 2025	661,625	2,357	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
2025-2 Lender Finance Facility
September 30, 2026	882,500	2,181	—	N/A
December 31, 2025	—	—	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
2026-1 Notes
September 30, 2026	735,000	2,181	—	N/A
December 31, 2025	—	—	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
2026-1 Static Notes
September 30, 2026	$299,025	$2,181	—	N/A
December 31, 2025	—	—	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
2026-2 Static Notes
September 30, 2026	680,000	2,181	—	N/A
December 31, 2025	—	—	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
2026-2 Notes
September 30, 2026	272,000	2,181	—	N/A
December 31, 2025	—	—	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
2026-1 Lender Finance Facility
September 30, 2026	588,300	2,181	—	N/A
December 31, 2025	—	—	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
Short-Term Borrowings
September 30, 2026	—	—	—	N/A
December 31, 2025	856,829	2,357	—	N/A
December 31, 2024	420,829	2,265	—	N/A
December 31, 2023	28,546	2,219	—	N/A
December 31, 2022	619,377	1,845	—	N/A
December 31, 2021	718,156	1,702	—	N/A

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
As of September 30, 2026 and December 31, 2025, the aggregate principal amount of indebtedness outstanding was $34.8 billion and $35.1 billion, respectively.

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
As of September 30, 2026 and December 31, 2025, a wholly-owned subsidiary of the Company and entities affiliated with, and controlled by, a North American pension fund (collectively, the “Emerald JV Partner”) had commitments to contribute up to $2,250.0 million and $750.0 million of capital, respectively, to the Emerald JV.
As of September 30, 2026, the Company and the Emerald JV Partner had made capital contributions (net of returns of capital) of $1,836.0 million and $612.0 million, respectively. As of December 31, 2025, the Company and the Emerald JV Partner had made capital contributions (net of returns of capital) of $1,815.0 million and $605.0 million, respectively. As of September 30, 2026, the Company and the Emerald JV Partner had $414.0 million and $138.0 million, respectively, of capital remained uncalled. As of December 31, 2025, the Company and the Emerald JV Partner had $435.0 million and $145.0 million of capital remained uncalled. The Company and the Emerald JV Partner may, from time-to-time, make additional contributions of capital or may receive returns of capital from the Emerald JV.
As of September 30, 2026 and December 31, 2025, the Company’s and the Emerald JV Partner’s equity ownership interests in the Emerald JV were 75% and 25%, respectively.
From time to time, the Company may purchase investments from, or sell investments to, the Emerald JV. Any such purchases and sales require the approval of the Emerald JV’s general partner, which is jointly controlled by the Company and the Emerald JV Partner. For the nine months ended September 30, 2026, the Company sold an investment to Emerald JV with a par value of $1.1 billion, for a total cash purchase price based on then-current fair value (at the time of purchase) of $1.1 billion. The Company recognized $0.2 million of net realized gains as a result of sales of investments to the Emerald JV, which are included in net realized gain (loss) on investments in the Condensed Consolidated Statements of Operations.
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
The Company’s investment in the Emerald JV is disclosed on the Company’s Condensed Consolidated Schedules of Investments as of September 30, 2026 and December 31, 2025.

BCRED Emerald JV LP
Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)
The following table presents the consolidated schedule of investments of the Emerald JV as of September 30, 2026:

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt
Aerospace & Defense
Atlas CC Acquisition Corp.	(4)(10)(17)	SOFR +	4.50%	8.57%	7/25/2025	5/25/2029	$8,049	$5,484	$0	0.00%
Atlas CC Acquisition Corp.	(4)(10)(17)	SOFR +	4.50%	8.57% (incl. 3.25% PIK)	7/25/2025	5/25/2029	1,174	741	0	0.00
Atlas CC Acquisition Corp.	(4)(8)	SOFR +	8.00%	12.16% PIK	9/15/2026	6/30/2027	185	185	198	0.01
Atlas CC Acquisition Corp.	(4)(8)(17)		0.00%	0.00%	9/15/2026	6/30/2027	484	447	445	0.02
Dynasty Acquisition Co, Inc.	(8)	SOFR +	2.00%	5.90%	10/14/2025	10/31/2031	7,171	7,181	7,195	0.33
Dynasty Acquisition Co, Inc.	(8)	SOFR +	2.00%	5.90%	10/14/2025	10/31/2031	2,728	2,732	2,737	0.13
Peraton Corp.	(10)	SOFR +	3.75%	7.67%	8/4/2022	2/1/2028	19,861	19,845	18,544	0.86
Propulsion BC Newco, LLC	(9)	SOFR +	2.50%	6.57%	12/1/2025	12/1/2032	3,146	3,139	3,159	0.15
Sanders Industries Holdings, Inc.	(7)(9)	SOFR +	2.00%	6.07%	6/11/2026	2/26/2032	15,022	14,959	15,034	0.70
Signia Aerospace, LLC	(7)(9)	SOFR +	2.50%	6.57%	5/13/2026	12/11/2031	20,913	20,975	20,953	0.97
TransDigm, Inc.	(8)	SOFR +	2.50%	6.40%	11/19/2024	1/19/2032	9,800	9,833	9,819	0.45
TransDigm, Inc.	(8)	SOFR +	2.50%	6.40%	11/19/2024	2/28/2031	3,930	3,913	3,938	0.18
TransDigm, Inc.	(8)	SOFR +	2.50%	6.40%	8/13/2025	8/19/2032	6,713	6,699	6,726	0.31
TransDigm, Inc.	(8)	SOFR +	2.25%	6.15%	9/11/2025	3/22/2030	10,836	10,872	10,846	0.50
Vertex Aerospace Services, LLC	(10)	SOFR +	2.00%	5.90%	1/19/2022	12/6/2030	12,443	12,416	12,452	0.58
								119,421	112,046	5.19
Air Freight & Logistics
Auctane, Inc.	(4)(10)	SOFR +	5.75%	9.51%	6/1/2026	6/1/2033	58,200	56,972	57,618	2.67
Mode Purchaser, Inc.	(4)(11)	SOFR +	6.25%	10.14%	1/19/2022	12/9/2027	30,993	30,993	28,048	1.30
RWL Holdings, LLC	(4)(10)	SOFR +	5.75%	9.97%	1/19/2022	12/31/2028	25,896	25,728	25,249	1.17
SEKO Global Logistics Network, LLC	(4)(11)	SOFR +	10.00%	13.76% PIK	11/27/2024	11/27/2029	3,172	3,142	3,172	0.15
SEKO Global Logistics Network, LLC	(4)(11)	SOFR +	7.00%	10.76% PIK	11/27/2024	5/27/2030	9,336	9,336	8,496	0.39
SEKO Global Logistics Network, LLC	(4)(11)	SOFR +	10.50%	14.26% (incl. 9.50% PIK)	11/10/2025	11/27/2029	718	716	718	0.03
SEKO Global Logistics Network, LLC	(4)(11)	SOFR +	10.50%	14.26%	11/10/2025	11/27/2029	374	374	374	0.02
Stonepeak Nile Parent, LLC	(8)	SOFR +	2.00%	5.80%	5/18/2026	4/9/2032	23,201	23,173	23,027	1.07
								150,434	146,702	6.80
Airlines (Passenger Airlines)
Air Canada	(8)	SOFR +	1.75%	5.57%	1/9/2026	3/21/2031	1,376	1,376	1,375	0.06
American Airlines, Inc.	(8)	SOFR +	2.25%	5.98%	1/19/2022	4/20/2028	2,449	2,449	2,450	0.11
American Airlines, Inc.	(8)	SOFR +	2.25%	5.94%	12/12/2024	2/15/2028	14,694	14,726	14,682	0.68
American Airlines, Inc.	(8)	SOFR +	2.75%	6.48%	5/28/2025	5/28/2032	2,830	2,807	2,833	0.13
JetBlue Airways Corp.	(9)	SOFR +	4.75%	8.75%	11/7/2024	8/27/2029	4,900	4,913	3,894	0.18
OneSky Flight, LLC	(8)	SOFR +	2.75%	6.64%	2/17/2026	2/17/2033	2,415	2,404	2,423	0.11
								28,675	27,657	1.27

BCRED Emerald JV LP
Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Automobile Components
Belron Finance 2019, LLC	(9)	SOFR +	2.00%	5.76%	2/9/2026	10/16/2031	$9,801	$9,885	$9,807	0.45%
Clarios Global, LP	(8)	SOFR +	2.50%	6.40%	3/5/2025	5/6/2030	7,267	7,269	7,275	0.34
Clarios Global, LP	(8)	SOFR +	2.50%	6.40%	5/11/2026	1/28/2032	23,365	23,304	23,394	1.08
								40,458	40,476	1.87
Biotechnology
Alkermes, Inc.	(8)	SOFR +	2.25%	6.32%	8/12/2026	8/12/2031	2,126	2,121	2,139	0.10
Broadline Retail
Peer Holding III, BV	(8)	SOFR +	2.25%	6.32%	9/29/2025	9/29/2032	4,106	4,106	4,118	0.19
Building Products
Fencing Supply Group Acquisition, LLC	(4)(11)	SOFR +	6.00%	10.00%	1/19/2022	2/26/2029	19,605	19,592	18,576	0.86
LBM Acquisition, LLC	(10)	SOFR +	3.75%	7.75%	6/6/2024	6/6/2031	4,759	4,726	3,372	0.16
Resideo Funding, Inc.	(8)	SOFR +	2.25%	6.20%	8/8/2025	8/13/2032	6,646	6,648	6,674	0.31
Windows Acquisition Holdings, Inc.	(4)(11)	SOFR +	6.50%	10.72%	1/19/2022	12/29/2026	10,473	10,473	8,169	0.38
								41,439	36,791	1.71
Capital Markets
Apex Group Treasury, LLC	(8)	SOFR +	3.50%	7.26%	2/27/2025	2/27/2032	70,757	70,712	68,590	3.17
Aretec Group, Inc.	(8)	SOFR +	3.00%	6.90%	11/20/2025	8/9/2030	19,120	18,992	18,996	0.88
Chrysaor Bidco S.à r.l.	(9)	SOFR +	3.00%	6.76%	10/14/2025	10/30/2031	1,575	1,571	1,582	0.07
Citco Funding, LLC	(9)	SOFR +	2.00%	5.82%	1/30/2026	1/30/2033	7,128	7,111	7,140	0.33
EP Wealth Advisors, LLC	(8)	SOFR +	2.50%	6.57%	5/18/2026	10/18/2032	2,403	2,398	2,416	0.11
Focus Financial Partners, LLC	(8)	SOFR +	2.50%	6.40%	3/13/2025	9/15/2031	25,763	25,672	25,331	1.17
GTCR Everest Borrower, LLC	(8)	SOFR +	2.25%	6.32%	2/3/2026	9/5/2031	22,318	22,210	22,171	1.03
Hudson River Trading, LLC	(8)	SOFR +	2.50%	6.40%	1/21/2026	3/18/2030	2,632	2,623	2,629	0.12
ITG Communications, LLC	(8)	SOFR +	4.75%	8.65%	7/1/2025	7/9/2031	5,872	5,694	5,864	0.27
Jump Financial, LLC	(4)(8)	SOFR +	3.50%	7.57%	7/31/2025	2/26/2032	692	692	693	0.03
Kestra Advisor Services Holdings A, Inc.	(8)	SOFR +	2.75%	6.82%	5/13/2026	3/22/2031	1,566	1,566	1,554	0.07
Osaic Holdings, Inc.	(8)	SOFR +	2.50%	6.57%	2/2/2026	7/30/2032	17,591	17,578	17,453	0.81
Resolute Investment Managers, Inc.	(11)	SOFR +	6.50%	10.84%	12/29/2023	10/30/2028	934	929	899	0.04
Saphilux S.à r.l.	(9)	SOFR +	3.00%	6.73%	7/17/2025	7/18/2028	1,317	1,313	1,325	0.06
Situs-AMC Holdings Corporation	(4)(10)	SOFR +	5.50%	9.57%	9/26/2022	5/14/2031	89,186	88,711	87,626	4.05
Superannuation & Investments US, LLC	(9)	SOFR +	2.50%	6.40%	1/30/2026	12/1/2028	3,048	3,052	3,052	0.14
								270,824	267,321	12.35

BCRED Emerald JV LP
Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Chemicals
Derby Buyer, LLC	(9)	SOFR +	2.75%	6.64%	6/17/2026	11/1/2030	$12,947	$12,995	$12,995	0.60%
Discovery Purchaser Corp.	(9)	SOFR +	3.75%	7.48%	12/2/2024	10/4/2029	9,877	9,930	9,855	0.46
Fortis 333, Inc.	(8)	SOFR +	3.00%	7.07%	2/6/2025	3/27/2032	3,227	3,221	3,241	0.15
Olympus Water US Holding Corp.	(8)	SOFR +	3.25%	7.32%	11/3/2025	11/3/2032	2,667	2,661	2,675	0.12
Pigments Services, Inc.	(4)(14)(17)	SOFR +	8.25%	12.25% PIK	4/14/2023	4/16/2029	8,736	4,670	0	0.00
Pigments Services, Inc.	(4)(14)(17)	SOFR +	8.25%	12.25% PIK	4/14/2023	4/16/2029	4,266	3,558	1,849	0.09
Qnity Electronics, Inc.	(8)	SOFR +	1.75%	5.51%	5/11/2026	11/1/2032	13,524	13,495	13,524	0.63
Solstice Advanced Materials, Inc.	(8)	SOFR +	1.75%	5.57%	10/29/2025	10/29/2032	2,900	2,897	2,917	0.13
								53,427	47,056	2.18
Commercial Services & Supplies
Access CIG, LLC	(9)	SOFR +	4.00%	7.82%	8/15/2025	8/19/2030	21,335	21,105	19,415	0.90
Allied Universal Holdco, LLC	(8)	SOFR +	3.25%	7.15%	8/6/2025	8/20/2032	32,981	32,946	33,070	1.53
Armor Holdco, Inc.	(9)	SOFR +	3.75%	7.60%	11/20/2025	12/10/2031	13,915	13,890	13,940	0.64
DG Investment Intermediate Holdings 2, Inc.	(8)	SOFR +	3.00%	6.90%	7/2/2025	7/9/2032	14,012	13,964	14,047	0.65
EAB Global, Inc.	(9)	SOFR +	3.00%	6.90%	1/19/2022	8/16/2030	12,934	12,930	11,526	0.53
Foundational Education Group, Inc.	(9)	SOFR +	4.25%	8.33%	6/7/2022	8/31/2028	3,820	3,777	3,567	0.17
GFL Environmental Services USA, Inc.	(8)	SOFR +	2.50%	6.33%	3/3/2025	3/3/2032	17,944	17,935	17,983	0.83
JSS Holdings, Inc.	(4)(10)	SOFR +	5.00%	9.07%	1/19/2022	11/8/2031	37,948	37,807	37,948	1.76
Jupiter Purchaser, LLC	(4)(7)(10)	SOFR +	5.00%	9.07%	6/5/2026	11/8/2031	373	373	373	0.02
KPSKY Acquisition, Inc.	(4)(10)(18)	SOFR +	5.50%	9.42%	9/26/2022	10/19/2028	131,182	128,888	116,096	5.37
Lsf12 Crown US Commercial Bidco, LLC	(8)	SOFR +	2.50%	6.40%	7/28/2026	12/2/2031	5,654	5,654	5,671	0.26
OMNIA Partners, LLC	(8)	SOFR +	2.75%	6.73%	1/26/2024	12/31/2032	32,374	32,521	32,478	1.50
Pinnacle Buyer, LLC	(7)(8)	SOFR +	2.50%	6.23%	9/11/2025	10/1/2032	10,061	10,059	10,116	0.47
Polyphase Elevator Holding, Co.	(4)(10)	SOFR +	5.00%	9.07%	11/24/2025	11/24/2032	29,206	28,822	29,206	1.35
Prime Security Services Borrower, LLC	(8)	SOFR +	2.00%	5.74%	11/20/2024	10/13/2030	14,989	14,961	14,972	0.69
Prime Security Services Borrower, LLC	(8)	SOFR +	1.75%	5.49%	10/1/2025	3/7/2032	2,721	2,697	2,690	0.12
Pye-Barker Fire & Safety, LLC	(7)(8)	SOFR +	2.50%	6.57%	12/16/2025	12/16/2032	11,505	11,453	11,539	0.53
The Action Environmental Group, Inc.	(9)	SOFR +	3.00%	7.07%	1/15/2026	10/24/2030	151	151	150	0.01
TMF Sapphire Bidco, BV	(8)	SOFR +	3.25%	7.32%	5/21/2026	5/30/2033	270	269	271	0.01
								390,202	375,058	17.34

BCRED Emerald JV LP
Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Construction & Engineering
Azuria Water Solutions, Inc.	(7)(8)	SOFR +	2.75%	6.82%	4/30/2026	4/25/2033	$20,873	$20,821	$20,806	0.96%
Brookfield WEC Holdings, Inc.	(8)	SOFR +	2.00%	5.68%	1/25/2024	1/27/2031	33,297	33,308	33,310	1.54
Centuri Group, Inc.	(8)	SOFR +	2.00%	5.76%	1/12/2026	7/9/2032	3,135	3,128	3,146	0.15
Dycom Industries, Inc.	(8)	SOFR +	1.75%	5.57%	1/27/2026	1/27/2033	2,856	2,850	2,873	0.13
Socotec US Holding, Inc.	(10)	SOFR +	2.75%	6.62%	2/6/2026	6/2/2031	1,358	1,356	1,362	0.06
Tecta America Corp.	(8)	SOFR +	2.50%	6.40%	5/18/2026	2/18/2032	2,448	2,443	2,451	0.11
Touchdown Acquirer, Inc.	(8)	SOFR +	2.50%	6.32%	2/5/2026	2/21/2031	11,737	11,708	11,440	0.53
								75,614	75,388	3.48
Construction Materials
MSOF Beacon, LLC	(8)	SOFR +	2.50%	6.26%	12/23/2025	12/23/2032	1,801	1,797	1,808	0.08
Quikrete Holdings, Inc.	(8)	SOFR +	2.25%	5.94%	4/8/2025	2/10/2032	9,875	9,772	9,877	0.46
Tamko Building Products, LLC	(8)	SOFR +	2.75%	7.01%	10/23/2024	9/20/2030	7,793	7,832	7,400	0.34
								19,401	19,085	0.88
Consumer Finance
CPI Holdco B, LLC	(8)	SOFR +	2.00%	5.90%	12/11/2025	5/17/2031	10,298	10,289	10,275	0.48
Containers & Packaging
Ascend Buyer, LLC	(4)(10)	SOFR +	5.25%	9.32%	9/26/2022	9/30/2030	72,683	72,437	71,956	3.33
Clydesdale Acquisition Holdings, Inc.	(9)	SOFR +	3.25%	7.15%	8/22/2025	4/1/2032	10,802	10,769	10,617	0.49
ProAmpac PG Borrower, LLC	(8)	SOFR +	4.00%	7.82%	3/6/2026	3/7/2033	12,041	11,838	12,034	0.56
Ring Container Technologies Group, LLC	(9)	SOFR +	2.50%	6.40%	9/11/2025	9/15/2032	21,590	21,617	21,652	1.00
SupplyOne, Inc.	(8)	SOFR +	3.50%	7.40%	4/19/2024	4/19/2031	19,310	19,423	19,355	0.90
TricorBraun Holdings, Inc.	(9)	SOFR +	3.25%	7.15%	1/19/2022	3/3/2031	23,469	23,314	22,506	1.04
Trident TPI Holdings, Inc.	(9)	SOFR +	3.75%	7.82%	10/18/2024	9/15/2028	37,761	37,386	36,766	1.70
								196,784	194,886	9.02
Distributors
ADI Global Distribution Funding, LLC	(4)(8)	SOFR +	2.75%	6.65%	7/1/2026	7/1/2033	744	741	750	0.03
Boots Group Finco, LP	(8)	SOFR +	3.25%	7.20%	7/18/2025	8/30/2032	3,354	3,347	3,368	0.16
BP Purchaser, LLC	(4)(10)	SOFR +	7.50%	11.71% (incl. 1.00% PIK)	9/26/2022	12/11/2028	51,829	51,473	45,091	2.09
Genuine Cable Group, LLC	(4)(10)	SOFR +	5.25%	9.25%	1/19/2022	12/31/2027	30,922	30,886	30,922	1.43
Marcone Yellowstone Buyer, Inc.	(4)(10)	SOFR +	7.00%	10.88% (incl. 3.25% PIK)	9/26/2022	6/23/2028	86,138	85,523	73,218	3.39
								171,970	153,349	7.10

BCRED Emerald JV LP
Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Diversified Consumer Services
Barbri Holdings, Inc.	(4)(10)	SOFR +	4.75%	8.79%	1/19/2022	4/30/2030	$68,688	$68,346	$67,314	3.11%
Cambium Learning Group, Inc.	(4)(7)(10)	SOFR +	5.50%	9.33%	1/19/2022	7/20/2028	33,642	33,642	31,287	1.45
Cengage Learning, Inc.	(11)	SOFR +	3.00%	6.74%	1/22/2026	3/24/2031	11,982	11,996	11,942	0.55
Covista, Inc.	(10)	SOFR +	2.00%	6.07%	9/11/2026	3/2/2033	4,318	4,298	4,324	0.20
Element Materials Technology Group US Holdings, Inc.	(9)	SOFR +	3.50%	7.57%	4/12/2022	7/6/2029	4,814	4,806	4,830	0.22
Fugue Finance, LLC	(9)	SOFR +	2.25%	6.02%	2/4/2026	1/9/2032	7,068	7,089	7,059	0.33
Imagine Learning, LLC	(9)	SOFR +	3.50%	7.40%	2/1/2024	12/21/2029	20,180	20,176	19,138	0.89
KUEHG Corp.	(9)	SOFR +	2.75%	6.82%	10/21/2024	6/12/2030	20,293	20,320	18,664	0.86
Learning Care Group US No 2, Inc.	(9)	SOFR +	4.00%	7.73%	3/26/2025	8/11/2028	3,664	3,648	2,778	0.13
Mckissock Investment Holdings, LLC	(10)	SOFR +	5.00%	8.94%	3/10/2022	3/12/2029	3,820	3,807	3,537	0.16
Mister Car Wash Holdings, Inc.	(8)	SOFR +	3.00%	6.90%	9/18/2026	9/25/2033	3,632	3,614	3,630	0.17
Pre-Paid Legal Services, Inc.	(9)	SOFR +	3.25%	7.15%	1/19/2022	12/15/2028	27,241	27,199	25,294	1.17
Spring Education Group, Inc.	(8)	SOFR +	3.25%	7.32%	9/10/2025	10/4/2030	312	312	312	0.01
University Support Services, LLC	(9)	SOFR +	2.75%	6.65%	2/10/2022	2/10/2029	15,086	15,071	15,050	0.70
								224,324	215,159	9.95
Diversified Telecommunication Services
Zacapa, LLC	(9)	SOFR +	3.75%	7.82%	10/29/2024	3/22/2029	15,523	15,582	15,545	0.72
Electric Utilities
Alpha Generation, LLC	(8)	SOFR +	1.75%	5.65%	7/23/2025	9/30/2031	5,257	5,260	5,232	0.24
NRG Energy, Inc.	(8)	SOFR +	1.75%	5.65%	7/23/2025	4/16/2031	4,937	4,944	4,937	0.23
								10,204	10,169	0.47
Electrical Equipment
Aggreko Holdings, Inc.	(9)	SOFR +	3.00%	6.74%	1/8/2026	5/21/2031	1,385	1,385	1,391	0.06
Arcline FM Holdings, LLC	(10)	SOFR +	2.75%	6.60%	3/27/2025	6/23/2030	2,917	2,916	2,932	0.14
Forgent Power, LLC	(4)(8)	SOFR +	2.25%	6.29%	5/21/2026	12/20/2032	4,806	4,763	4,812	0.22
								9,064	9,135	0.42
Electronic Equipment, Instruments & Components
Albireo Energy, LLC	(4)(11)	SOFR +	5.75%	9.61%	2/5/2026	12/23/2029	3,901	3,893	3,901	0.18
Albireo Energy, LLC	(4)(11)	SOFR +	5.75%	9.61%	2/5/2026	12/23/2029	10,339	10,318	10,339	0.48
Infinite Bidco, LLC	(9)	SOFR +	3.50%	7.58%	1/19/2022	3/2/2028	2,318	2,320	2,318	0.11
Project Aurora US Finco, Inc.	(8)	SOFR +	2.75%	6.82%	1/7/2026	9/27/2032	2,877	2,870	2,886	0.13
Sanmina Corp.	(8)	SOFR +	1.75%	5.43%	5/18/2026	10/27/2032	5,045	5,034	5,069	0.23
								24,435	24,513	1.13
Energy Equipment & Services
Covia Holdings, LLC	(4)(8)	SOFR +	2.75%	6.50%	7/31/2025	2/26/2032	1,461	1,458	1,465	0.07
Ursa Minor US Bidco, LLC	(8)	SOFR +	2.25%	6.32%	11/13/2025	3/26/2031	4,925	4,972	4,935	0.23
								6,430	6,400	0.30

BCRED Emerald JV LP
Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Entertainment
EOC Borrower, LLC	(8)	SOFR +	2.75%	6.65%	3/31/2025	3/24/2032		$14,482	$14,415	$14,549	0.67%
TKO Worldwide Holdings, LLC	(8)	SOFR +	1.75%	5.51%	5/18/2026	11/21/2031		7,450	7,450	7,446	0.34
									21,865	21,995	1.01
Financial Services
Chicago US Midco III, LP	(7)(8)	SOFR +	2.50%	6.40%	10/30/2025	11/1/2032		8,179	8,161	8,119	0.38
Corpay Technologies Operating Co, LLC	(8)	SOFR +	1.75%	5.65%	11/5/2025	11/5/2032		4,358	4,339	4,355	0.20
Planet US Buyer, LLC	(8)	SOFR +	3.00%	6.77%	11/25/2024	2/7/2031		10,600	10,675	10,633	0.49
Shift4 Payments, LLC	(8)	SOFR +	2.00%	6.07%	1/5/2026	7/3/2032		2,626	2,621	2,621	0.12
Synechron, Inc.	(8)	SOFR +	3.75%	7.82%	10/3/2024	10/3/2031		3,960	3,919	3,851	0.18
									29,715	29,579	1.37
Food Products
CHG PPC Parent, LLC	(9)	SOFR +	3.00%	7.02%	11/7/2024	12/8/2028		15,667	15,712	15,700	0.73
Froneri US, Inc.	(8)	SOFR +	2.25%	6.20%	11/7/2024	9/30/2031		21,682	21,612	21,566	1.00
Froneri US, Inc.	(8)	SOFR +	2.50%	6.45%	7/16/2025	9/30/2032		18,129	18,105	18,047	0.83
PFI Lower Midco, LLC	(8)	SOFR +	4.00%	7.90%	12/1/2025	12/1/2032		1,985	1,967	2,000	0.09
Red SPV, LLC	(8)	SOFR +	2.25%	6.15%	3/13/2025	3/15/2032		3,602	3,588	3,596	0.17
									60,984	60,909	2.82
Health Care Equipment & Supplies
Embecta Corp.	(9)	SOFR +	3.00%	7.07%	12/11/2024	3/30/2029		2,820	2,818	2,393	0.11
Natus Medical, Inc.	(4)(9)	SOFR +	5.25%	9.47%	8/18/2022	7/20/2029		3,149	3,066	3,146	0.15
WS Audiology USA II, LLC	(8)	SOFR +	3.25%	7.02%	7/10/2026	2/28/2032		18,684	18,594	18,428	0.85
									24,478	23,967	1.11
Health Care Providers & Services
ADCS Clinics Intermediate Holdings, LLC	(4)(11)	SOFR +	6.50%	10.86%	1/19/2022	5/7/2027		1,666	1,663	1,383	0.06
ADCS Clinics Intermediate Holdings, LLC	(4)(11)	SOFR +	6.50%	10.27%	1/19/2022	5/7/2027		28,181	28,132	23,390	1.08
ADCS Clinics Intermediate Holdings, LLC	(4)(11)	SOFR +	6.50%	10.50%	1/19/2022	10/26/2026		781	781	649	0.03
Amerivet Partners Management, Inc.	(4)(10)	SOFR +	5.50%	9.60%	9/26/2022	2/25/2028		80,942	80,360	72,038	3.33
Canadian Hospital Specialties, Ltd.	(4)(11)	CA +	4.50%	7.11%	12/20/2022	4/14/2028	CAD	28,788	21,031	20,228	0.94
CCBlue Bidco, Inc.	(4)(10)	SOFR +	6.50%	10.57% (incl. 4.00% PIK)	1/19/2022	12/21/2028		25,705	25,580	21,721	1.00
CHG Healthcare Services, Inc.	(9)	SOFR +	3.00%	6.82%	4/30/2026	9/29/2031		20,276	20,290	20,247	0.94
CNT Holdings I Corp.	(10)	SOFR +	2.25%	6.07%	4/8/2025	11/8/2032		10,391	10,313	10,406	0.48
DCA Investment Holding, LLC	(4)(10)	SOFR +	5.00%	9.07%	6/2/2026	6/2/2031		2,701	2,548	2,701	0.12
DCA Investment Holding, LLC	(4)(10)	SOFR +	6.00%	10.07%	6/2/2026	6/2/2031		15,787	15,787	15,787	0.73

BCRED Emerald JV LP
Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Health Care Providers & Services (continued)
Ensemble RCM, LLC	(8)	SOFR +	3.00%	6.82%	2/9/2026	2/9/2033		$27,885	$27,853	$27,935	1.29%
Global Medical Response, Inc.	(8)	SOFR +	2.75%	6.65%	9/11/2026	10/1/2032		29,419	29,356	29,444	1.36
Heartland Dental, LLC	(8)	SOFR +	3.00%	6.82%	9/11/2026	8/25/2032		22,657	22,619	22,638	1.05
Impala Bidco 0, Ltd.	(4)(7)(8)	S +	5.25%	8.98%	8/28/2026	6/8/2032	GBP	10,750	12,806	11,300	0.52
IVI America, LLC	(8)	SOFR +	2.75%	6.82%	6/4/2026	4/9/2031		489	489	491	0.02
Jayhawk Buyer, LLC	(4)(11)	SOFR +	5.25%	9.18%	1/19/2022	4/15/2028		25,464	25,447	24,763	1.15
MED ParentCo, LP	(8)	SOFR +	3.00%	6.90%	12/31/2025	4/15/2031		25,463	25,463	25,451	1.18
Navigator Acquiror, Inc.	(4)(9)(17)	SOFR +	5.50%	9.50% (incl. 4.00% PIK)	1/19/2022	7/16/2030		22,188	21,879	15,587	0.72
New ACI Buyer, LLC	(4)(10)	SOFR +	6.25%	10.32% (incl. 3.13% PIK)	6/29/2026	6/30/2031		20,899	20,899	20,899	0.97
New ACI Buyer, LLC	(4)(10)	SOFR +	5.50%	9.57%	6/29/2026	6/30/2031		8,018	7,681	8,018	0.37
Onex TSG Intermediate Corp.	(8)	SOFR +	3.25%	7.32%	2/9/2026	8/6/2032		3,064	3,067	3,075	0.14
PSKW Intermediate, LLC	(4)(11)	SOFR +	5.50%	9.50%	12/11/2024	3/9/2028		30,475	30,475	30,170	1.40
Radiology Partners, Inc.	(8)	SOFR +	4.50%	8.57%	3/6/2025	6/30/2032		2,792	2,783	2,781	0.13
Raven Acquisition Holdings, LLC	(7)(8)	SOFR +	3.00%	6.90%	10/15/2024	11/19/2031		9,193	9,192	9,193	0.43
Smile Doctors, LLC	(4)(7)(10)	SOFR +	5.75%	9.60%	1/19/2022	12/23/2028		139,335	138,332	134,283	6.21
Southern Veterinary Partners, LLC	(8)	SOFR +	2.50%	6.76%	7/22/2025	12/4/2031		35,978	36,073	35,978	1.66
US Fertility Enterprises, LLC	(7)(8)	SOFR +	3.00%	7.07%	12/30/2025	12/30/2032		3,804	3,786	3,818	0.18
WHCG Purchaser III, Inc.	(4)(10)	SOFR +	6.50%	10.57% (incl. 5.29% PIK)	8/2/2024	6/29/2029		3,054	3,054	3,054	0.14
WHCG Purchaser III, Inc.	(4)(10)(17)		10.00%	10.00% PIK	8/2/2024	6/30/2030		2,627	892	2,023	0.09
									628,631	599,451	27.72

BCRED Emerald JV LP
Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Health Care Technology
athenahealth Group, Inc.	(9)	SOFR +	3.25%	7.15%	5/11/2026	2/16/2032	$19,269	$19,034	$19,269	0.89%
GI Ranger Intermediate, LLC	(4)(10)	SOFR +	6.00%	10.23%	9/26/2022	10/30/2028	43,104	42,881	36,099	1.67
Project Ruby Ultimate Parent Corp.	(8)	SOFR +	2.75%	6.77%	7/18/2025	3/10/2028	316	316	316	0.01
Waystar Technologies, Inc.	(4)(8)	SOFR +	2.00%	5.90%	8/6/2025	10/22/2029	6,469	6,453	6,469	0.30
								68,684	62,153	2.87
Hotels, Restaurants & Leisure
Alterra Mountain, Co.	(8)	SOFR +	2.50%	6.40%	7/23/2025	8/17/2028	5,425	5,425	5,437	0.25
Alterra Mountain, Co.	(8)	SOFR +	2.50%	6.40%	7/18/2025	5/31/2030	1,442	1,442	1,443	0.07
Bulldog Purchaser, Inc.	(9)	SOFR +	3.25%	7.15%	2/5/2026	2/4/2033	8,651	8,612	8,662	0.40
DK Crown Holdings, Inc.	(8)	SOFR +	1.75%	5.54%	2/18/2025	3/4/2032	265	264	264	0.01
Flynn Restaurant Group, LP	(8)	SOFR +	3.75%	7.65%	3/11/2025	1/28/2032	24,684	24,319	23,286	1.08
IRB Holding Corp.	(9)	SOFR +	2.50%	6.40%	11/17/2025	12/16/2030	21,127	21,165	21,133	0.98
Mic Glen, LLC	(9)	SOFR +	3.25%	7.15%	7/29/2025	7/21/2028	589	589	590	0.03
Motion Finco, LLC	(8)	SOFR +	3.50%	7.76%	3/13/2025	11/12/2029	4,913	4,863	3,307	0.15
New Red Finance, Inc.	(8)	SOFR +	1.75%	5.65%	3/13/2025	9/20/2030	13,352	13,268	13,349	0.62
Raising Cane's Restaurants, LLC	(8)	SOFR +	2.00%	5.90%	11/3/2025	11/3/2032	6,637	6,622	6,564	0.30
Tacala Investment Corp.	(10)	SOFR +	3.00%	6.90%	9/16/2025	1/31/2031	4,900	4,929	4,917	0.23
TRQ Sales, LLC	(8)	SOFR +	3.25%	7.32%	12/30/2025	12/30/2032	12,909	12,851	12,843	0.59
Whatabrands, LLC	(8)	SOFR +	2.75%	6.54%	8/13/2026	8/13/2033	6,344	6,328	6,345	0.29
								110,677	108,140	5.00
Household Durables
Weber-Stephen Products, LLC	(8)	SOFR +	3.75%	7.48%	9/17/2025	10/1/2032	317	314	316	0.01
Independent Power and Renewable Electricity Producers
Cogentrix Finance Holdco I, LLC	(8)	SOFR +	2.25%	6.15%	8/7/2025	2/26/2032	6,396	6,399	6,398	0.30
Talen Energy Supply, LLC	(8)	SOFR +	2.00%	5.82%	11/25/2025	11/25/2032	4,736	4,716	4,692	0.22
								11,115	11,090	0.52
Insurance
Alliant Holdings Intermediate, LLC	(8)	SOFR +	2.50%	6.40%	7/31/2025	9/19/2031	9,250	9,150	9,201	0.43
AmWINS Group, Inc.	(10)	SOFR +	2.00%	5.90%	1/14/2026	1/30/2032	26,278	26,171	25,969	1.20
Baldwin Insurance Group Holdings, LLC	(8)	SOFR +	2.50%	6.29%	9/11/2025	5/26/2031	15,694	15,658	15,704	0.73
CRC Insurance Group, LLC	(8)	SOFR +	2.75%	6.82%	12/6/2024	5/6/2031	10,000	10,060	9,841	0.46
Foundation Risk Partners Corp.	(4)(10)	SOFR +	4.75%	8.82%	9/26/2022	10/29/2030	73,898	73,523	73,898	3.42
HUB International, Ltd.	(8)	SOFR +	2.25%	5.98%	11/25/2024	6/20/2030	23,566	23,671	23,583	1.09
Hyperion Refinance S.à r.l.	(9)	SOFR +	2.75%	6.65%	12/11/2025	4/18/2030	14,573	14,630	14,077	0.65
Hyperion Refinance S.à r.l.	(9)	SOFR +	2.75%	6.65%	8/4/2025	2/15/2031	13,323	13,399	12,855	0.59

BCRED Emerald JV LP
Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Insurance (continued)
OneDigital Borrower, LLC	(9)	SOFR +	3.00%	6.90%	9/23/2026	7/2/2031	$1,811	$1,789	$1,792	0.08%
Patriot Growth Insurance Services, LLC	(4)(10)	SOFR +	5.00%	9.22%	9/26/2022	10/16/2028	61,248	60,570	59,410	2.75
Trucordia Insurance Holdings, LLC	(8)	SOFR +	3.25%	7.32%	6/17/2025	6/17/2032	6,469	6,456	6,009	0.28
USI, Inc.	(8)	SOFR +	2.25%	6.32%	12/23/2024	11/21/2029	23,297	23,327	23,314	1.08
USI, Inc.	(8)	SOFR +	2.25%	6.32%	12/23/2024	9/29/2030	24,549	24,597	24,565	1.14
								303,001	300,218	13.90
Interactive Media & Services
Project Boost Purchaser, LLC	(8)	SOFR +	2.75%	6.82%	7/16/2024	7/16/2031	26,382	26,461	25,864	1.20
TripAdvisor, Inc.	(8)	SOFR +	2.75%	6.65%	3/27/2025	7/8/2031	4,231	4,185	4,035	0.19
WH Borrower, LLC	(9)	SOFR +	4.25%	8.20%	9/11/2026	2/20/2032	2,891	2,878	2,908	0.13
								33,524	32,807	1.52
IT Services
Ahead DB Holdings, LLC	(10)	SOFR +	2.75%	6.82%	8/2/2024	2/1/2031	3,915	3,920	3,909	0.18
Fortress Intermediate 3, Inc.	(8)	SOFR +	3.00%	6.79%	7/2/2025	6/27/2031	5,205	5,238	5,203	0.24
Go Daddy Operating Co, LLC	(8)	SOFR +	1.75%	5.65%	7/23/2025	11/9/2029	3,911	3,918	3,902	0.18
Newfold Digital Holdings Group, Inc.	(10)	SOFR +	3.60%	7.36%	12/8/2025	4/30/2029	3,049	2,913	2,618	0.12
Newfold Digital Holdings Group, Inc.	(10)(17)	SOFR +	3.60%	7.36%	12/8/2025	4/30/2029	625	568	318	0.01
Newfold Digital Holdings Group, Inc.	(10)	SOFR +	5.75%	9.51%	12/8/2025	4/30/2029	209	203	180	0.01
Razor Holdco, LLC	(4)(10)	SOFR +	5.75%	9.61%	1/19/2022	10/25/2027	13,016	12,968	12,495	0.58
Virtusa Corp.	(10)	SOFR +	3.25%	7.15%	6/21/2024	2/15/2029	29,512	29,619	28,756	1.33
World Wide Technology Holding Co, LLC	(9)	SOFR +	2.00%	5.90%	7/23/2025	3/1/2030	4,938	4,947	4,962	0.23
								64,294	62,343	2.88
Life Sciences Tools & Services
Parexel International, Inc.	(9)	SOFR +	2.50%	6.40%	12/12/2025	12/12/2031	15,404	15,439	15,430	0.71
Machinery
Composecure Holdings, LLC	(8)	SOFR +	2.25%	6.23%	1/14/2026	1/14/2033	3,535	3,531	3,532	0.16
CoorsTek, Inc.	(8)	SOFR +	2.50%	6.58%	6/18/2026	10/28/2032	5,409	5,386	5,425	0.25
EMRLD Borrower, LP	(8)	SOFR +	2.25%	6.07%	8/11/2025	8/4/2031	4,938	4,938	4,940	0.23
Engineered Machinery Holdings, Inc.	(8)	SOFR +	2.75%	6.82%	7/14/2026	11/26/2032	6,400	6,338	6,418	0.30
Gates Corp.	(9)	SOFR +	1.75%	5.65%	7/23/2025	6/4/2031	4,937	4,939	4,937	0.23
Hobbs & Associates, LLC	(8)	SOFR +	2.75%	6.62%	10/14/2025	7/23/2031	4,950	4,952	4,946	0.23
Madison IAQ, LLC	(8)	SOFR +	1.75%	5.47%	5/18/2026	5/6/2032	6,556	6,503	6,551	0.30
Pro Mach Group, Inc.	(8)	SOFR +	2.50%	6.40%	6/3/2026	10/15/2032	9,119	9,100	9,139	0.42
Victory Buyer, LLC	(8)	SOFR +	3.00%	7.07%	2/13/2026	2/13/2033	3,373	3,358	3,394	0.16
								49,045	49,282	2.28

BCRED Emerald JV LP
Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Media
ABG Intermediate Holdings 2, LLC	(8)	SOFR +	2.00%	5.90%	9/22/2026	9/25/2033	$4,990	$4,953	$4,961	0.23%
Prodege International Holdings, LLC	(4)(10)	SOFR +	5.25%	9.14% (incl. 3.25% PIK)	2/12/2026	12/31/2030	7,719	7,719	7,719	0.36
Prodege International Holdings, LLC	(4)(10)	SOFR +	5.75%	9.64% PIK	2/12/2026	12/31/2030	3,896	3,896	3,896	0.18
Skydance Corp.	(4)(8)	SOFR +	2.75%	6.83%	9/30/2026	4/6/2033	10,000	9,975	9,984	0.46
								26,543	26,560	1.23
Metals & Mining
Novelis Holdings, Inc.	(8)	SOFR +	1.75%	5.82%	3/11/2025	3/11/2032	3,837	3,837	3,836	0.18
Mortgage Real Estate Investment Trusts (REITs)
KREF Holdings X, LLC	(8)	SOFR +	2.50%	6.39%	8/14/2025	3/5/2032	5,967	5,957	5,755	0.27
Starwood Property Mortgage, LLC	(9)	SOFR +	2.00%	5.90%	7/24/2025	1/2/2030	2,709	2,704	2,705	0.13
Starwood Property Mortgage, LLC	(8)	SOFR +	2.00%	5.90%	5/12/2026	9/24/2032	12,282	12,284	12,271	0.57
								20,945	20,731	0.97
Oil, Gas & Consumable Fuels
Blackfin Pipeline, LLC	(8)	SOFR +	2.50%	6.40%	10/3/2025	9/29/2032	7,259	7,227	7,289	0.34
VRS Buyer, Inc.	(7)(8)	SOFR +	3.50%	7.57%	10/10/2025	10/12/2032	9,077	9,037	9,041	0.42
WhiteWater Matterhorn Holdings, LLC	(8)	SOFR +	1.75%	5.88%	1/30/2026	6/16/2032	3,020	3,013	3,005	0.14
								19,277	19,335	0.90
Paper & Forest Products
Profile Products, LLC	(4)(10)	SOFR +	5.50%	9.39%	9/26/2022	11/12/2027	73,198	72,868	72,649	3.36
Pharmaceuticals
BioMarin Pharmaceutical, Inc.	(8)	SOFR +	1.75%	5.43%	4/27/2026	4/27/2033	8,422	8,402	8,423	0.39
Elanco Animal Health, Inc.	(8)	SOFR +	1.75%	5.43%	10/31/2025	10/31/2032	1,949	1,949	1,950	0.09
Opal US, LLC	(8)	SOFR +	2.50%	6.57%	6/9/2026	4/28/2032	2,155	2,155	2,164	0.10
								12,506	12,537	0.58
Professional Services
AG Group Holdings, Inc.	(9)	SOFR +	4.25%	8.15%	4/22/2024	12/29/2028	2,715	2,711	2,525	0.12
AlixPartners, LLP	(8)	SOFR +	2.00%	5.90%	7/31/2025	8/12/2032	7,008	7,004	6,989	0.32
Amspec Parent, LLC	(8)	SOFR +	3.00%	7.07%	6/25/2026	12/22/2031	8,593	8,593	8,625	0.40
Ankura Consulting Group, LLC	(10)	SOFR +	3.50%	7.25%	12/17/2024	12/29/2031	1,478	1,475	1,431	0.07
Ascensus Group Holdings, Inc.	(9)	SOFR +	3.00%	6.90%	12/13/2024	11/25/2032	23,444	23,435	23,268	1.08
Berkeley Research Group Holdings, LLC	(8)	SOFR +	3.25%	7.32%	5/1/2025	5/1/2032	14,850	14,672	14,912	0.69
Camelot US Acquisition, LLC	(8)	SOFR +	2.75%	6.65%	1/31/2024	1/31/2031	17,746	17,664	17,001	0.79
Cast & Crew, LLC	(9)(17)	SOFR +	3.75%	7.57%	1/19/2022	12/29/2028	36,094	34,092	10,901	0.50
Cast & Crew, LLC	(9)	SOFR +	7.00%	10.87% (incl. 5.00% PIK)	8/31/2026	9/30/2027	1,438	1,317	1,384	0.06
CFGI Holdings, LLC	(4)(10)	SOFR +	4.25%	8.15%	9/26/2022	11/2/2029	90,386	90,292	90,386	4.18

BCRED Emerald JV LP
Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Professional Services (continued)
EP Purchaser, LLC	(9)	SOFR +	4.50%	8.38%	12/6/2024	11/6/2028		$1,223	$1,222	$931	0.04%
EP Purchaser, LLC	(9)	SOFR +	3.50%	7.38%	1/19/2022	11/6/2028		3,343	3,340	2,544	0.12
First Advantage Holdings, LLC	(8)	SOFR +	2.75%	6.82%	7/24/2025	10/31/2031		4,621	4,631	4,629	0.21
Genuine Financial Holdings, LLC	(8)	SOFR +	3.25%	7.15%	6/28/2024	9/27/2030		17,640	17,644	17,398	0.80
Grant Thornton Advisors, LLC	(8)	SOFR +	2.75%	6.65%	5/22/2025	6/2/2031		18,705	18,708	18,016	0.83
Heron Bidco, LLC	(8)	SOFR +	3.75%	7.82%	12/10/2025	12/10/2032		16,426	16,207	16,456	0.76
Inmar, Inc.	(8)	SOFR +	4.50%	8.57%	9/12/2025	10/30/2031		1,233	1,230	1,159	0.05
Kwor Acquisition, Inc.	(4)(7)(11)	SOFR +	5.25%	9.01%	2/28/2025	2/28/2030		15,182	14,792	15,136	0.70
Mermaid Bidco, Inc.	(8)	SOFR +	3.25%	7.01%	6/26/2025	7/3/2031		2,600	2,595	2,556	0.12
Ryan, LLC	(9)	SOFR +	3.50%	7.40%	11/7/2025	11/5/2032		6,599	6,556	6,624	0.31
Secretariat Advisors, LLC	(7)(8)	SOFR +	4.00%	8.07%	2/24/2025	2/28/2032		1,695	1,689	1,638	0.08
Sedgwick Claims Management Services, Inc.	(8)	SOFR +	2.50%	6.40%	2/24/2023	7/31/2031		13,169	13,249	13,119	0.61
Thevelia US, LLC	(9)	SOFR +	3.00%	7.07%	10/14/2025	6/18/2029		4,949	4,932	4,926	0.23
Trinity Air Consultants Holdings Corp.	(4)(10)	SOFR +	4.25%	8.17%	9/26/2022	6/29/2029		116,820	116,502	116,820	5.40
VT Topco, Inc.	(9)	SOFR +	3.00%	7.07%	12/17/2024	8/9/2030		4,900	4,939	4,837	0.22
West Monroe Partners, LLC	(4)(7)(10)	SOFR +	4.75%	8.50%	1/19/2022	11/8/2028		28,232	28,057	28,034	1.30
									457,548	432,245	19.99
Semiconductors & Semiconductor Equipment
Altar Bidco, Inc.	(9)	SOFR +	3.35%	6.86%	10/14/2025	2/1/2029		9,897	9,901	9,931	0.46
MKS, Inc.	(8)	SOFR +	1.75%	5.52%	2/4/2026	2/4/2033		2,074	2,074	2,083	0.10
									11,975	12,014	0.56
Software
Boxer Parent Company, Inc.	(8)	SOFR +	2.75%	6.51%	7/30/2024	7/30/2031		44,646	44,524	42,287	1.96
Businessolver.com, Inc.	(4)(10)	SOFR +	4.50%	8.57%	1/19/2022	12/3/2032		96,183	95,506	95,462	4.42
CDK Global, Inc.	(8)(17)	SOFR +	3.25%	7.32%	4/27/2026	7/6/2029		49,289	46,244	34,379	1.59
Cloud Software Group, Inc.	(8)	SOFR +	3.25%	7.32%	8/7/2025	3/21/2031		36,772	36,882	34,984	1.62
Cloud Software Group, Inc.	(8)	SOFR +	3.25%	7.32%	8/7/2025	8/13/2032		3,457	3,457	3,285	0.15
Cloudera, Inc.	(9)	SOFR +	3.75%	7.75%	1/19/2022	10/8/2028		14,043	13,960	13,123	0.61
Confine Visual Bidco	(4)(8)	SOFR +	6.00%	9.87% (incl. 6.00% PIK)	9/26/2022	2/23/2029		32,232	31,883	27,478	1.27
Confine Visual Bidco	(4)(8)	SOFR +	6.00%	9.87% (incl. 6.00% PIK)	9/26/2022	2/23/2029		770	769	656	0.03
Cornerstone OnDemand, Inc.	(9)	SOFR +	3.75%	7.77%	2/20/2025	10/16/2028		29,484	27,924	18,701	0.87
Delta Topco, Inc.	(8)	SOFR +	2.75%	6.59%	11/25/2024	11/30/2029		39,192	39,169	38,396	1.77
EverCommerce Solutions, Inc.	(9)	SOFR +	2.25%	6.15%	7/24/2025	7/7/2031		462	462	447	0.02
Facile.It Broker Di Assicurazioni S.p.A	(4)(8)	E +	4.75%	7.34%	9/26/2025	12/23/2029	EUR	10,000	11,661	11,268	0.52
Facile.It Broker Di Assicurazioni S.p.A	(4)(8)	E +	5.00%	7.59%	8/19/2026	12/23/2029	EUR	7,834	9,016	8,872	0.41

BCRED Emerald JV LP
Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Software (continued)
Flash Charm, Inc.	(10)	SOFR +	3.50%	7.31%	6/11/2024	3/2/2028		$8,920	$8,913	$7,879	0.36%
ION Platform Finance US, Inc.	(8)	SOFR +	3.75%	7.82%	10/7/2025	10/7/2032		16,206	16,058	12,544	0.58
KnowBe4, Inc.	(8)	SOFR +	3.75%	7.57%	7/22/2025	7/23/2032		14,888	14,856	10,555	0.49
LD Lower Holdings, Inc.	(4)(11)	SOFR +	7.50%	11.67%	1/19/2022	8/9/2027		13,395	13,384	11,720	0.54
Medallia, Inc.	(4)(10)	SOFR +	5.00%	8.98%	7/30/2026	10/29/2031		2,786	2,786	2,786	0.13
Medallia, Inc.	(4)(10)	SOFR +	5.00%	8.98%	7/30/2026	10/29/2031		12,073	12,073	12,073	0.56
Mitnick Purchaser, Inc.	(9)(17)(18)	SOFR +	4.75%	8.67%	4/20/2022	5/2/2029		4,800	4,582	1,030	0.05
MRI Software, LLC	(4)(11)	SOFR +	4.75%	8.82%	9/26/2022	2/10/2028		9,785	9,751	9,492	0.44
Nintex Topco, Limited	(4)(10)	SOFR +	6.00%	10.23%	1/19/2022	11/13/2028		32,573	32,367	24,674	1.13
Nintex USA, Inc.	(4)(10)	SOFR +	5.00%	9.23%	7/20/2026	11/13/2028		1,264	1,252	1,264	0.06
Perforce Software, Inc.	(8)	SOFR +	4.75%	8.65%	12/18/2024	7/2/2029		10,605	10,498	5,809	0.27
Planview Parent, Inc.	(8)	SOFR +	3.50%	7.57%	12/17/2024	12/17/2027		3,626	3,595	3,037	0.14
Project Alpha Intermediate Holding, Inc.	(9)	SOFR +	3.25%	7.32%	11/26/2024	10/26/2030		7,734	7,719	5,466	0.25
Project Leopard Holdings, Inc.	(9)	SOFR +	5.25%	9.17%	12/19/2024	7/20/2029		19,640	18,389	10,925	0.51
Rithum Holdings, Inc.	(8)	SOFR +	4.75%	8.82%	7/2/2025	7/21/2032		10,890	10,709	10,275	0.48
Starlight Parent, LLC	(8)	SOFR +	4.00%	7.95%	4/16/2025	4/16/2032		45,667	44,755	41,252	1.90
Tangerine Bidco S.p.A	(4)(8)	E +	5.00%	7.59%	12/17/2022	12/30/2029	EUR	66,000	69,092	74,368	3.44
Tangerine Bidco S.p.A	(4)(8)	E +	4.75%	7.36%	9/26/2025	12/23/2029	EUR	3,750	4,027	4,225	0.20
Trio Bidco, LLC	(7)(8)	SOFR +	4.00%	8.07%	10/31/2025	10/29/2032		7,594	7,529	7,584	0.35
Triple Lift, Inc.	(4)(7)(10)	SOFR +	5.50%	9.65%	1/19/2022	5/5/2028		57,715	57,546	50,832	2.35
Tuple US Bidco, LLC	(4)(8)	SOFR +	3.75%	7.73%	1/28/2026	1/28/2033		3,364	3,348	3,280	0.15
Vision Solutions, Inc.	(10)	SOFR +	4.00%	8.08%	1/19/2022	4/24/2028		11,976	11,816	9,821	0.45
XPLOR T1, LLC	(8)	SOFR +	3.25%	7.05%	12/11/2024	12/1/2032		7,594	7,588	7,347	0.34
Zodiac Purchaser, LLC	(8)	SOFR +	3.50%	7.40%	12/13/2024	2/14/2032		18,810	18,757	18,183	0.84
									752,847	675,759	31.25
Specialty Retail
CustomInk, LLC	(4)(11)(18)	SOFR +	5.98%	9.83%	1/19/2022	5/3/2028		36,866	36,867	36,865	1.70
Great Outdoors Group, LLC	(10)	SOFR +	3.25%	7.15%	1/23/2025	1/23/2032		2,527	2,517	2,537	0.12
Mavis Tire Express Services Topco Corp.	(8)	SOFR +	3.25%	6.92%	4/30/2026	5/6/2033		29,599	29,436	29,354	1.35
MillerKnoll, Inc.	(8)	SOFR +	2.00%	5.90%	2/1/2026	8/9/2032		3,990	3,988	3,995	0.18
OPENLANE, Inc.	(4)(8)	SOFR +	2.50%	6.26%	10/8/2025	10/8/2032		1,785	1,778	1,792	0.08
StubHub Holdco Sub, LLC	(8)	SOFR +	4.75%	8.65%	3/15/2024	3/15/2030		5,140	5,167	5,156	0.24
Valvoline, Inc.	(8)	SOFR +	1.75%	5.39%	5/18/2026	12/1/2032		1,819	1,812	1,830	0.08
									81,565	81,529	3.75

BCRED Emerald JV LP
Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Trading Companies & Distributors
BCPE Empire Holdings, Inc.	(9)	SOFR +	3.25%	7.15%	3/4/2025	12/11/2030	$2,687	$2,684	$2,603	0.12%
BCPE Empire Holdings, Inc.	(9)	SOFR +	3.50%	7.40%	3/12/2026	12/29/2032	10,574	10,432	10,200	0.47
Icebox Holdco III, Inc.	(9)	SOFR +	3.25%	7.32%	1/19/2022	12/22/2031	5,954	5,925	5,973	0.28
Johnstone Supply, LLC	(8)	SOFR +	2.25%	5.99%	2/5/2026	6/9/2031	11,182	11,233	11,193	0.52
Paramount Global Surfaces, Inc.	(4)(11)	SOFR +	5.00%	9.07%	1/19/2022	8/18/2033	1,460	1,434	1,449	0.07
The Hillman Group, Inc.	(8)	SOFR +	2.00%	5.90%	7/22/2026	7/22/2033	3,898	3,892	3,909	0.18
White Cap Buyer, LLC	(8)	SOFR +	3.25%	7.15%	6/13/2024	10/19/2029	16,639	16,664	16,571	0.77
								52,264	51,898	2.41
Transportation Infrastructure
Apple Bidco, LLC	(8)	SOFR +	2.50%	6.40%	6/7/2022	9/23/2031	30,257	30,287	30,323	1.40
Roadsafe Holdings, Inc.	(4)(11)	SOFR +	5.00%	8.80%	1/19/2022	10/18/2030	8,458	8,440	8,332	0.39
Roadsafe Holdings, Inc.	(4)(11)	SOFR +	5.25%	9.05%	1/19/2022	10/18/2030	4,872	4,856	4,799	0.22
Signature Aviation US Holdings, Inc.	(9)	SOFR +	2.25%	6.15%	8/11/2025	7/1/2031	4,950	4,954	4,962	0.23
Signature Aviation US Holdings, Inc.	(9)	SOFR +	2.25%	6.14%	7/23/2025	7/1/2031	4,950	4,975	4,961	0.23
Swissport Stratosphere USA, LLC	(8)	SOFR +	2.75%	6.50%	1/14/2026	4/4/2031	351	351	352	0.02
								53,863	53,729	2.49
Wireless Telecommunication Services
Vantage Data Centers, LLC	(4)(7)(8)	SOFR +	2.50%	6.37%	4/30/2026	4/30/2030	38,323	36,456	38,273	1.77
VDC Wisco Realty Investments 1, LLC	(4)(7)(8)	SOFR +	2.50%	6.38%	8/11/2026	7/14/2030	27,195	25,866	25,865	1.20
								62,322	64,138	2.97
Total First Lien Debt								4,915,330	4,697,908	217.31

BCRED Emerald JV LP
Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Partners’ Capital

Second Lien Debt
Health Care Providers & Services
Canadian Hospital Specialties, Ltd.	(4)(8)		8.75%	8.75%	12/20/2022	4/15/2029	CAD	12,000	$8,514	$8,095	0.37%
Jayhawk Buyer, LLC	(4)(11)	SOFR +	9.00%	12.92%	1/19/2022	7/16/2028		$24,712	24,653	23,414	1.09
New ACI Intermediate I, LLC	(4)(8)		10.00%	10.00% PIK	6/29/2026	6/28/2032		19,098	19,098	19,098	0.88
									52,265	50,607	2.34
Life Sciences Tools & Services
Curia Global, Inc.	(4)(10)(17)	SOFR +	10.50%	14.53% PIK	9/26/2022	3/7/2030		47,070	43,332	4,236	0.20
Machinery
Victory Buyer, LLC	(4)(8)	SOFR +	6.00%	9.82%	2/13/2026	2/13/2034		57,788	56,748	57,788	2.67
Professional Services
Kwor Acquisition, Inc.	(4)(11)	SOFR +	8.00%	11.76% PIK	2/28/2025	2/28/2030		16,555	16,555	15,793	0.73
Software
Boxer Parent Company, Inc.	(8)	SOFR +	5.75%	9.57%	3/26/2025	7/30/2032		20,000	19,477	18,825	0.87
Vision Solutions, Inc.	(10)	SOFR +	7.25%	11.33%	9/26/2022	4/23/2029		24,942	23,550	13,344	0.62
									43,027	32,169	1.49
Total Second Lien Debt									211,927	160,593	7.43

BCRED Emerald JV LP
Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

Equity
Air Freight & Logistics
Mode Holdings, LP - Class A-2 Common Units	(4)			1/19/2022		1,230,769	$2,215	$345	0.02%
Red Griffin ParentCo, LLC - Class A Common Units	(4)			11/27/2024		3,838	16,269	2,059	0.10
							18,484	2,404	0.12
Capital Markets
Resolute Investment Managers, Inc. - Common Equity				12/29/2023		11,751	294	64	0.00
Chemicals
Pigments Holdings, LP - LP Interest	(4)			4/14/2023		1,212	0	0	0.00
Distributors
Box Co-Invest Blocker, LLC - (BP Alpha Holdings, LP) - Class A Units	(4)			1/19/2022		1	780	0	0.00
Box Co-Invest Blocker, LLC - (BP Alpha Holdings, LP) - Class C Preferred Units	(4)			7/12/2023		1	92	0	0.00
GSO DL Co-Invest EIS LP (EIS Acquisition Holdings, LP - Class A Common Units)	(4)			1/19/2022		301,167	1,239	3,113	0.14
							2,111	3,113	0.14
Diversified Consumer Services
Cambium Holdings, LLC - Senior Preferred Interest	(4)		11.50%	1/19/2022		974,662	1,133	1,074	0.05
Health Care Providers & Services
DCA TopCo, LP - Common Units	(4)			6/2/2026		1,011,407	8,968	8,971	0.41
Impala Bidco 0, Ltd. - Common Equity	(4)			8/28/2026		82,270,861	0	0	0.00
Jayhawk Holdings, LP - Class A-1 Common Units	(4)			1/19/2022		797	210	16	0.00
Jayhawk Holdings, LP - Class A-2 Common Units	(4)			1/19/2022		429	113	9	0.00
New ACI Holdings, LLC - Class A Common Units	(4)			6/29/2026		89,859	52,613	52,543	2.43
WHCG Purchaser, Inc. - Class A Common Units	(4)			8/2/2024		667,649	0	0	0.00
							61,904	61,539	2.84

BCRED Emerald JV LP
Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

Equity (continued)
Media
Prodege International Holdings, LLC - Class A Units	(4)			2/12/2026		2,887	$4,896	$4,535	0.21%
Oil, Gas & Consumable Fuels
Port Arthur LNG Phase II Intermediate Company, LLC - Class B Units	(4)(7)		7.60% PIK	3/23/2026		69,729,468	1,080,124	1,084,606	50.16
Professional Services
Kwor Intermediate I, Inc. - Class A Common Shares	(4)			2/28/2025		8,617	7,857	1,074	0.05
Kwor Intermediate I, Inc. - Preferred Equity	(4)			2/28/2025		9,216	9,216	6,288	0.29
							17,073	7,362	0.34
Software
Descartes Holdings, Inc. - Class A Common Stock	(4)			10/9/2023		16,805	728	0	0.00
Medallia Topco, LLC - Senior Preferred Units	(4)			7/30/2026		9,287,199	9,287	9,495	0.44
Medallia, Inc. - Common Equity Class A	(4)			7/30/2026		18,574	5,271	3,482	0.16
							15,286	12,977	0.60
Specialty Retail
GSO DL CoInvest CI LP (CustomInk, LLC - Series A Preferred Units)	(4)			1/19/2022		3,000,000	3,542	3,583	0.17
Trading Companies & Distributors
Porcelain Intermediate Holding II Corporation - Common Equity	(4)			8/18/2026		1	577	577	0.03
Total Equity							1,205,424	1,181,834	54.66
Total Investment Portfolio							6,332,681	6,040,335	279.40
Cash and Cash Equivalents
Dreyfus Government Cash Management - Institutional Shares			3.74%				1,202	1,202	0.06
Dreyfus Treasury Obligations Cash Management			3.64%				383	383	0.02
Fidelity Investments Money Market Treasury Portfolio - Class I			3.76%				275	275	0.01
Other Cash and Cash Equivalents							84,342	84,342	3.90
Total Cash and Cash Equivalents							86,202	86,202	3.99
Total Portfolio Investments, Cash and Cash Equivalents							$6,418,883	$6,126,537	283.39%
(1)Unless otherwise indicated, all debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. As of September 30, 2026, the Company had investments denominated in Canadian Dollars (CAD), Euros (EUR), British Pounds (GBP), Swiss Francs (CHF), Danish Krone (DKK), Swedish Krona (SEK), Norwegian Krone (NOK), New Zealand Dollars (NZD), and Australian Dollars (AUD). All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. The total par amount (in thousands) is presented for debt investments, while the number of shares or units (in whole amounts) owned is presented for equity investments. Each of the Company’s investments is pledged as collateral, under one or more of its credit facilities unless otherwise indicated.

BCRED Emerald JV LP
Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either Sterling Overnight Interbank Average Rate (“SONIA” or “S”), Euro Interbank Offer Rate (“Euribor” or “E”), Secured Overnight Financing Rate (“SOFR”), Stockholm Interbank Offered Rate (“STIBOR” or “ST”), Copenhagen Interbank Offered Rate (“CIBOR” or “CI”), Norwegian Interbank Offered Rate (“NIBOR” or “N”), Swiss Average Rate Overnight (“SARON” or “SA”), New Zealand Bank Bill Reference Rate (“BKBM” or “B”), Australian Bank Bill Swap Bid Rate (“BBSY” or “BB”), Canadian Overnight Repo Rate Average (“CORRA” or “CA”), or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of September 30, 2026. Variable rate loans typically include an interest reference rate floor feature.
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

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Azuria Water Solutions, Inc.	Delayed Draw Term Loan	4/23/2028	$1,453	$(4)
Cambium Learning Group, Inc.	Revolver	7/20/2028	2,166	—
Chicago US Midco III, LP	Delayed Draw Term Loan	10/30/2027	1,221	(8)
Impala Bidco 0, Ltd.	Delayed Draw Term Loan	5/28/2027	1,983	(138)
Jupiter Purchaser, LLC	Delayed Draw Term Loan	6/5/2029	2,714	—
Kwor Acquisition, Inc.	Revolver	2/28/2030	6,959	—
Kwor Acquisition, Inc.	Delayed Draw Term Loan	2/28/2027	9,221	(46)
Latham Pool Products, Inc.	Revolver	2/23/2027	11,250	(50)
Navigator Acquiror, Inc.	Delayed Draw Term Loan	7/15/2030	634	(5)
Navigator Acquiror, Inc.	Delayed Draw Term Loan	7/15/2030	634	(5)
Pinnacle Buyer, LLC	Delayed Draw Term Loan	4/1/2027	1,945	—
Port Arthur LNG Phase II Intermediate Company, LLC - Class B Units	Equity	12/30/2026	299,028	—
Pye-Barker Fire & Safety, LLC	Delayed Draw Term Loan	12/31/2027	1,420	—
Raven Acquisition Holdings, LLC	Delayed Draw Term Loan	11/19/2026	667	—
Sanders Industries Holdings, Inc.	Delayed Draw Term Loan	2/26/2027	1,742	—
Secretariat Advisors, LLC	Delayed Draw Term Loan	2/28/2027	207	(6)
Signia Aerospace, LLC	Delayed Draw Term Loan	6/23/2028	732	—
Smile Doctors, LLC	Revolver	12/23/2027	4,737	(166)
Trio Bidco, LLC	Delayed Draw Term Loan	10/31/2027	803	(1)
Triple Lift, Inc.	Revolver	5/5/2028	2,143	(246)
US Fertility Enterprises, LLC	Delayed Draw Term Loan	12/30/2027	196	—
Vantage Data Centers, LLC	Delayed Draw Term Loan	4/30/2030	126,315	—
VDC Wisco Realty Investments 1, LLC	Delayed Draw Term Loan	7/14/2028	83,167	—
VRS Buyer, Inc.	Delayed Draw Term Loan	10/10/2027	550	(2)
West Monroe Partners, LLC	Revolver	11/9/2027	2,843	(57)
Total Unfunded Commitments			$564,730	$(734)
(8)There are no interest rate floors on these investments.
(9)The interest rate floor on these investments as of September 30, 2026 was 0.50%.
(10)The interest rate floor on these investments as of September 30, 2026 was 0.75%.
(11)The interest rate floor on these investments as of September 30, 2026 was 1.00%.
(12)The interest rate floor on these investments as of September 30, 2026 was 1.25%.
(13)The interest rate floor on these investments as of September 30, 2026 was 1.50%.
(14)The interest rate floor on these investments as of September 30, 2026 was 2.00%.
(15)For unsettled positions the interest rate does not include the base rate.

BCRED Emerald JV LP
Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)
(16)Reserved.
(17)Loan was on non-accrual status as of September 30, 2026.
(18)These loans are “last-out” portions of loans. The “last-out” portion of the Company's loan investment generally earns a higher interest rate than the “first-out” portion, and in exchange the “first-out” portion would generally receive priority with respect to payment principal, interest and any other amounts due thereunder over the “last-out” portion.
(19)All securities are exempt from registration under the Securities Act, and may be deemed to be “restricted securities.” As of September 30, 2026, the aggregate fair value of these securities is $6,040.3 million or 279.40% of the Company’s net assets. The initial acquisition dates have been included for such securities.
ADDITIONAL INFORMATION

Interest Rate Swap
Counterparty	Company Pays	Company Receives	Maturity Date	Notional Amount	Fair Market Value	Change in Unrealized Gains/(Losses)
Morgan Stanley	3.70%	SOFR	2/3/2031	$100,000	$3,953	$3,953
Total Interest Rate Swap					$3,953	$3,953
(1)For interest rate swap the change in fair value is recorded in Net change in unrealized gain (loss) on derivatives in the Consolidated Statements of Operations.

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

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The following table presents the selected consolidated statements of assets and liabilities information of the Emerald JV as of September 30, 2026 and December 31, 2025 (Unaudited):

	September 30, 2026	December 31, 2025
ASSETS
Investments at fair value (cost of $6,332,681 and $6,690,646, respectively)	$6,040,335	$6,496,980
Cash and cash equivalents	86,202	153,209
Interest receivable	33,732	40,940
Non-cash dividend receivable	76,310	—
Receivable for investments sold and other assets	27,708	39,821
Deferred financing costs	11,279	10,930
Derivative assets at fair value	3,953	—
Total assets	$6,279,519	$6,741,880
LIABILITIES
Debt (net of unamortized debt issuance costs of $13,094 and $4,732, respectively)	$4,043,170	$4,294,667
Distribution payable	—	81,882
Payable for investments purchased and other liabilities	74,482	127,004
Total liabilities	4,117,652	4,503,553
PARTNERS’ CAPITAL
Partners’ capital	2,161,867	2,238,327
Total partners’ capital	2,161,867	2,238,327
Total liabilities and partners’ capital	$6,279,519	$6,741,880

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The following table presents the selected consolidated statements of operations information of the Emerald JV for the three and nine months ended September 30, 2026 and September 30, 2025 (Unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Investment income:
Interest income	$106,771	$135,753	$343,791	$395,043
Payment-in-kind interest income	3,280	6,208	9,946	17,210
Dividend income	—	2,922	—	2,922
Non-cash dividend income	21,438	—	43,996	—
Other income	376	44	851	675
Total investment income	131,865	144,927	398,584	415,850
Expenses:
Interest expense	63,127	58,383	191,907	161,117
Other expenses	787	1,567	2,520	3,050
Total expenses	63,914	59,950	194,427	164,167
Net investment income before tax expense	67,951	84,977	204,157	251,683
Tax expense	—	—	—	—
Net investment income after tax expense	67,951	84,977	204,157	251,683
Net realized and change in unrealized gain (loss):
Net change in unrealized gain (loss) on investments, foreign currency, derivatives and income tax (provision) benefit	71,165	(33,652)	(88,119)	(71,218)
Net realized gain (loss) on investments, foreign currency and extinguishment of debt	(58,125)	(2,995)	(139,899)	(19,624)
Total net realized and change in unrealized gain (loss)	13,040	(36,647)	(228,018)	(90,842)
Net increase (decrease) in partners’ capital resulting from operations	$80,991	$48,330	$(23,861)	$160,841

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
As of September 30, 2026 and December 31, 2025, a wholly-owned subsidiary of the Company and the Verdelite JV Partner had commitments to contribute up to $147.0 million and $21.0 million of capital, respectively, to the Verdelite JV.
As of September 30, 2026 and December 31, 2025, the Company had made capital contributions (net of returns of capital) of $117.7 million and the Verdelite JV Partner had made capital contributions (net of returns of capital) of $16.8 million. As of September 30, 2026 and December 31, 2025, $29.3 million of capital remained uncalled from the Company and $4.2 million of capital remained uncalled from the Verdelite JV Partner. The Company and the Verdelite JV Partner may, from time-to-time, make additional contributions of capital or may receive returns of capital from the Verdelite JV.
As of September 30, 2026 and December 31, 2025, the Company’s and the Verdelite JV Partner’s equity ownership interests in the Verdelite JV were 87.5% and 12.5%, respectively.
The Company and the Verdelite JV Partner, through their joint control of the Verdelite JV’s general partner, have equal control of the Verdelite JV’s investment decisions, the decision to call additional capital up to the amounts committed by the Company and the Verdelite JV Partner, the decision to return capital or to make distributions, and generally all other decisions in respect of the Verdelite JV must be approved by the Verdelite JV’s investment committee or board of directors, each of which consists of an equal number of representatives of the Company and the Verdelite JV Partner. The initial term of the Verdelite JV was three years from the commencement of operations, and will continue for successive six-month periods thereafter upon the approval of the Verdelite JV’s general partner, except in the case of a dissolution event. The Company’s investment in the Verdelite JV cannot be transferred without the consent of the Verdelite JV Partner. Effective October 21, 2026, the Verdelite JV’s general partner approved the extension of the Verdelite JV to April 21, 2027.
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
The Company’s investment in the Verdelite JV is disclosed on the Company’s Condensed Consolidated Schedule of Investments as of September 30, 2026 and December 31, 2025.

BCRED Verdelite JV LP
Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)
The following table presents the consolidated schedule of investments of the Verdelite JV as of September 30, 2026:

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt
Aerospace & Defense
BCPE Lightning Buyer, Inc.	(8)	SOFR +	2.75%	6.71%	7/23/2026	9/12/2033	$436	$433	$437	0.37%
BCPE Lightning Buyer, Inc.	(7)(8)	SOFR +	2.75%	6.73%	7/23/2026	9/12/2033	26	26	26	0.02
Dynasty Acquisition Co, Inc.	(8)	SOFR +	2.00%	5.90%	10/10/2025	10/31/2031	1,434	1,433	1,439	1.21
Dynasty Acquisition Co, Inc.	(8)	SOFR +	2.00%	5.90%	10/10/2025	10/31/2031	546	545	547	0.46
Galileo Parent, Inc.	(8)	SOFR +	4.25%	8.32%	3/13/2026	2/28/2033	2,163	2,133	2,171	1.83
KBR, Inc.	(8)	SOFR +	2.00%	5.90%	8/14/2024	1/17/2031	495	495	497	0.42
Peraton Corp.	(10)	SOFR +	3.75%	7.67%	11/16/2022	2/1/2028	4,593	4,574	4,289	3.62
Propulsion BC Newco, LLC	(9)	SOFR +	2.50%	6.57%	12/1/2025	12/1/2032	276	275	277	0.23
Sanders Industries Holdings, Inc.	(7)(9)	SOFR +	2.00%	6.07%	6/11/2026	2/26/2032	1,198	1,192	1,199	1.01
TransDigm, Inc.	(8)	SOFR +	2.50%	6.40%	11/28/2023	2/28/2031	5,851	5,849	5,863	4.95
TransDigm, Inc.	(8)	SOFR +	2.25%	6.15%	9/11/2025	3/22/2030	88	88	89	0.07
Vertex Aerospace Services, LLC	(10)	SOFR +	2.00%	5.90%	11/16/2022	12/6/2030	5,353	5,336	5,357	4.52
								22,379	22,191	18.71
Air Freight & Logistics
Rand Parent, LLC	(8)	SOFR +	3.00%	7.07%	7/31/2026	3/17/2030	277	276	278	0.23
Savage Enterprises, LLC	(8)	SOFR +	2.00%	5.79%	5/5/2026	8/5/2032	1,687	1,682	1,692	1.43
								1,958	1,970	1.66
Airlines (Passenger Airlines)
Air Canada	(8)	SOFR +	1.75%	5.57%	1/9/2026	3/21/2031	120	120	120	0.10
American Airlines, Inc.	(8)	SOFR +	2.25%	5.94%	2/15/2023	2/15/2028	2,909	2,909	2,907	2.45
American Airlines, Inc.	(8)	SOFR +	2.25%	5.98%	2/15/2023	4/20/2028	987	971	988	0.83
OneSky Flight, LLC	(8)	SOFR +	2.75%	6.64%	2/17/2026	2/17/2033	213	212	213	0.18
United Airlines, Inc.	(8)	SOFR +	1.75%	5.65%	2/3/2026	2/22/2031	2,256	2,256	2,258	1.91
								6,468	6,486	5.47
Automobile Components
Clarios Global, LP	(8)	SOFR +	2.50%	6.40%	7/16/2024	5/6/2030	2,387	2,387	2,390	2.02
Clarios Global, LP	(8)	SOFR +	2.50%	6.40%	5/21/2026	1/28/2032	1,985	1,976	1,987	1.68
								4,363	4,377	3.70
Beverages
Triton Water Holdings, Inc.	(9)	SOFR +	2.75%	6.82%	3/31/2026	3/31/2031	1,240	1,234	1,245	1.05
Biotechnology
Alkermes, Inc.	(8)	SOFR +	2.25%	6.32%	8/12/2026	8/12/2031	206	206	207	0.17
Broadline Retail
Peer Holding III, BV	(8)	SOFR +	2.50%	6.57%	6/26/2024	7/1/2031	1,909	1,909	1,915	1.62
Peer Holding III, BV	(8)	SOFR +	2.25%	6.32%	9/29/2025	9/29/2032	359	359	360	0.30
								2,268	2,275	1.92

BCRED Verdelite JV LP
Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Building Products
Cornerstone Building Brands, Inc.	(9)(17)	SOFR +	3.25%	7.24%	11/16/2022	4/12/2028	$3,877	$3,707	$1,622	1.37%
LBM Acquisition, LLC	(10)	SOFR +	3.75%	7.75%	6/6/2024	6/6/2031	2,693	2,675	1,908	1.61
Resideo Funding, Inc.	(8)	SOFR +	2.25%	6.11%	6/14/2024	6/13/2031	189	189	189	0.16
Resideo Funding, Inc.	(8)	SOFR +	2.25%	6.20%	8/8/2025	8/13/2032	327	326	328	0.28
Standard Industries, Inc.	(9)	SOFR +	1.75%	5.65%	11/16/2022	9/22/2028	514	514	515	0.43
								7,411	4,562	3.85
Capital Markets
Apex Group Treasury, LLC	(8)	SOFR +	3.50%	7.26%	2/27/2025	2/27/2032	3,465	3,459	3,359	2.83
Aretec Group, Inc.	(8)	SOFR +	3.00%	6.90%	11/20/2025	8/9/2030	5,323	5,321	5,288	4.46
Chrysaor Bidco S.à r.l.	(9)	SOFR +	3.00%	6.76%	10/14/2025	10/30/2031	954	954	959	0.81
Citco Funding, LLC	(9)	SOFR +	2.00%	5.82%	1/30/2026	1/30/2033	624	622	625	0.53
Cub Financing Intermediate, LLC	(8)	SOFR +	4.25%	8.33%	8/5/2026	8/5/2033	360	356	362	0.31
The Edelman Financial Engines Center, LLC	(8)	SOFR +	4.00%	7.90%	4/30/2026	12/1/2031	3,831	3,796	3,836	3.24
EP Wealth Advisors, LLC	(8)	SOFR +	2.50%	6.57%	5/18/2026	10/18/2032	210	210	211	0.18
Focus Financial Partners, LLC	(8)	SOFR +	2.50%	6.40%	1/31/2025	9/15/2031	2,240	2,230	2,203	1.86
GTCR Everest Borrower, LLC	(8)	SOFR +	2.25%	6.32%	2/3/2026	9/5/2031	4,080	4,081	4,053	3.42
Hudson River Trading, LLC	(8)	SOFR +	2.50%	6.40%	1/21/2026	3/18/2030	155	154	155	0.13
Jump Financial, LLC	(4)(8)	SOFR +	3.50%	7.57%	6/18/2026	2/26/2032	170	169	170	0.14
Jupiter Borrower, Inc.	(8)	SOFR +	2.75%	6.82%	4/8/2026	3/25/2033	249	248	250	0.21
Kestra Advisor Services Holdings A, Inc.	(8)	SOFR +	2.75%	6.82%	5/13/2026	3/22/2031	1,558	1,558	1,545	1.30
Osaic Holdings, Inc.	(8)	SOFR +	2.50%	6.57%	2/2/2026	7/30/2032	1,589	1,589	1,576	1.33
Superannuation & Investments US, LLC	(9)	SOFR +	2.50%	6.40%	1/30/2026	12/1/2028	104	104	104	0.09
Victory Capital Holdings, Inc.	(8)	SOFR +	1.75%	5.82%	9/10/2025	9/23/2032	1,899	1,897	1,876	1.58
								26,748	26,572	22.42
Chemicals
CI Maroon Holdings, LLC	(8)	SOFR +	3.25%	7.42%	2/7/2025	3/3/2031	882	882	881	0.74
Olympus Water US Holding Corp.	(8)	SOFR +	3.25%	7.32%	11/3/2025	11/3/2032	356	355	357	0.30
Qnity Electronics, Inc.	(8)	SOFR +	1.75%	5.51%	6/23/2026	11/1/2032	599	598	599	0.51
SCIL USA Holdings, LLC	(4)(8)	SOFR +	4.00%	7.76%	10/30/2025	11/8/2032	743	740	747	0.63
Solstice Advanced Materials, Inc.	(8)	SOFR +	1.75%	5.57%	10/29/2025	10/29/2032	254	254	255	0.22
								2,829	2,839	2.40

BCRED Verdelite JV LP
Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Commercial Services & Supplies
Access CIG, LLC	(9)	SOFR +	4.00%	7.82%	8/15/2025	8/19/2030	$6,440	$6,355	$5,860	4.95%
Allied Universal Holdco, LLC	(8)	SOFR +	3.25%	7.15%	8/6/2025	8/20/2032	2,507	2,504	2,514	2.12
Anticimex, Inc.	(8)	SOFR +	2.90%	6.55%	11/21/2025	11/17/2031	3,298	3,283	3,318	2.80
Aramark Services, Inc.	(8)	SOFR +	1.75%	5.65%	8/12/2025	4/6/2028	224	224	225	0.19
Arcwood Environmental, Inc.	(4)(8)	SOFR +	3.00%	6.82%	3/20/2026	4/1/2033	299	298	301	0.25
Asplundh Tree Expert, LLC	(8)	SOFR +	1.75%	5.65%	5/23/2024	5/23/2031	1,313	1,311	1,314	1.11
Belfor Holdings, Inc.	(9)	SOFR +	2.75%	6.65%	8/8/2025	11/1/2030	930	930	933	0.79
EAB Global, Inc.	(9)	SOFR +	3.00%	6.90%	11/16/2022	8/16/2030	8,656	8,608	7,713	6.51
Foundational Education Group, Inc.	(9)	SOFR +	4.25%	8.33%	11/16/2022	8/31/2028	2,436	2,394	2,275	1.92
GFL Environmental Holdings US, Inc.	(8)	SOFR +	2.00%	5.90%	8/28/2026	8/18/2033	366	366	367	0.31
GFL Environmental Services USA, Inc.	(8)	SOFR +	2.50%	6.33%	10/10/2025	3/3/2032	1,980	1,981	1,984	1.67
HNI Corp.	(8)	SOFR +	1.75%	5.52%	5/21/2026	12/10/2032	291	289	294	0.25
Lsf12 Crown US Commercial Bidco, LLC	(8)	SOFR +	2.50%	6.40%	7/28/2026	12/2/2031	374	374	375	0.32
OMNIA Partners, LLC	(8)	SOFR +	2.75%	6.73%	1/26/2024	12/31/2032	1,126	1,124	1,129	0.95
Pinnacle Buyer, LLC	(7)(8)	SOFR +	2.50%	6.23%	9/11/2025	10/1/2032	442	441	444	0.37
Prime Security Services Borrower, LLC	(8)	SOFR +	2.00%	5.74%	4/15/2024	10/13/2030	4,051	4,050	4,047	3.41
Prime Security Services Borrower, LLC	(8)	SOFR +	1.75%	5.49%	4/4/2025	3/7/2032	906	898	895	0.76
Pye-Barker Fire & Safety, LLC	(8)	SOFR +	2.50%	6.57%	12/16/2025	12/16/2032	982	978	985	0.83
Pye-Barker Fire & Safety, LLC	(7)(8)	SOFR +	2.50%	6.57%	12/16/2025	12/16/2032	23	23	23	0.02
Vaco Holdings, Inc.	(10)	SOFR +	5.00%	9.22%	11/16/2022	1/22/2029	2,276	2,253	2,136	1.80
								38,684	37,132	31.33
Construction & Engineering
Azuria Water Solutions, Inc.	(7)(8)	SOFR +	2.75%	6.82%	4/25/2026	4/25/2033	1,305	1,301	1,300	1.10
Brookfield WEC Holdings, Inc.	(8)	SOFR +	2.00%	5.68%	1/25/2024	1/27/2031	2,470	2,465	2,471	2.08
Dycom Industries, Inc.	(8)	SOFR +	1.75%	5.57%	1/27/2026	1/27/2033	250	249	251	0.21
Touchdown Acquirer, Inc.	(8)	SOFR +	2.50%	6.32%	2/5/2026	2/21/2031	1,027	1,027	1,001	0.85
								5,042	5,023	4.24
Construction Materials
MSOF Beacon, LLC	(8)	SOFR +	2.50%	6.26%	12/23/2025	12/23/2032	158	157	158	0.13
Quikrete Holdings, Inc.	(8)	SOFR +	2.25%	5.94%	4/4/2025	2/10/2032	2,470	2,447	2,471	2.08
Tamko Building Products, LLC	(8)	SOFR +	2.75%	7.01%	10/23/2024	9/20/2030	2,582	2,582	2,451	2.07
								5,186	5,080	4.28
Consumer Finance
CPI Holdco B, LLC	(8)	SOFR +	2.00%	5.90%	12/11/2025	5/17/2031	3,855	3,851	3,846	3.25

BCRED Verdelite JV LP
Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Containers & Packaging
Graham Packaging Co., Inc.	(8)	SOFR +	2.25%	6.15%	1/26/2026	1/26/2033	$319	$318	$319	0.27%
ProAmpac PG Borrower, LLC	(8)	SOFR +	4.00%	7.82%	3/6/2026	3/7/2033	111	110	111	0.09
Ring Container Technologies Group, LLC	(9)	SOFR +	2.50%	6.40%	10/10/2025	9/15/2032	1,980	1,979	1,986	1.68
SupplyOne, Inc.	(8)	SOFR +	3.50%	7.40%	4/19/2024	4/19/2031	1,670	1,664	1,673	1.41
TricorBraun Holdings, Inc.	(9)	SOFR +	3.25%	7.15%	11/16/2022	3/3/2031	5,289	5,231	5,072	4.28
Trident TPI Holdings, Inc.	(9)	SOFR +	3.75%	7.82%	10/18/2024	9/15/2028	4,342	4,342	4,227	3.57
								13,644	13,388	11.30
Distributors
ADI Global Distribution Funding, LLC	(4)(8)	SOFR +	2.75%	6.65%	7/1/2026	7/1/2033	130	130	131	0.11
Diversified Consumer Services
Bifm CA Buyer, Inc.	(9)	SOFR +	3.25%	7.15%	3/30/2026	5/31/2028	1,985	1,989	1,987	1.68
Covista, Inc.	(10)	SOFR +	2.00%	6.07%	9/11/2026	3/2/2033	378	376	378	0.32
Element Materials Technology Group US Holdings, Inc.	(9)	SOFR +	3.50%	7.57%	11/16/2022	7/6/2029	2,910	2,878	2,920	2.46
Imagine Learning, LLC	(9)	SOFR +	3.50%	7.40%	2/1/2024	12/21/2029	3,838	3,825	3,640	3.07
Inspired Education US Holdings, Inc.	(8)	SOFR +	2.75%	6.57%	2/11/2026	2/28/2031	337	337	338	0.29
KUEHG Corp.	(9)	SOFR +	2.75%	6.82%	8/11/2025	6/12/2030	2,469	2,476	2,271	1.92
Mckissock Investment Holdings, LLC	(10)	SOFR +	5.00%	8.94%	11/16/2022	3/12/2029	4,128	4,078	3,823	3.23
Metropolis Technologies, Inc.	(8)	SOFR +	5.25%	9.01%	11/3/2025	11/3/2032	899	892	886	0.75
Mister Car Wash Holdings, Inc.	(8)	SOFR +	3.00%	6.90%	9/18/2026	9/25/2033	254	253	254	0.21
Pre-Paid Legal Services, Inc.	(9)	SOFR +	3.25%	7.15%	11/16/2022	12/15/2028	3,207	3,185	2,978	2.51
Spring Education Group, Inc.	(8)	SOFR +	3.25%	7.32%	9/29/2023	10/4/2030	3,327	3,307	3,330	2.81
University Support Services, LLC	(9)	SOFR +	2.75%	6.65%	11/16/2022	2/10/2029	3,648	3,630	3,639	3.07
Wand NewCo 3, Inc.	(8)	SOFR +	2.50%	6.40%	7/30/2024	1/30/2031	2,840	2,822	2,830	2.39
								30,048	29,274	24.71
Diversified REITs
Iron Mountain Information Management, LLC	(8)	SOFR +	2.00%	5.90%	12/28/2023	1/31/2031	836	832	836	0.71
Diversified Telecommunication Services
Coral-US Co-Borrower, LLC	(8)	SOFR +	3.25%	7.00%	11/16/2022	1/31/2032	2,450	2,441	2,363	1.99
Virgin Media Bristol, LLC	(8)	SOFR +	3.18%	6.97%	3/2/2023	3/31/2031	2,727	2,712	2,183	1.84
Zacapa, LLC	(9)	SOFR +	3.75%	7.82%	10/29/2024	3/22/2029	4,421	4,421	4,427	3.74
								9,574	8,973	7.57
Electric Utilities
NRG Energy, Inc.	(8)	SOFR +	1.75%	5.65%	4/16/2024	4/16/2031	1,733	1,731	1,734	1.46

BCRED Verdelite JV LP
Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Electrical Equipment
Forgent Power, LLC	(4)(8)	SOFR +	2.25%	6.29%	5/21/2026	12/20/2032	$421	$417	$421	0.36%
Generac Power Systems, Inc.	(8)	SOFR +	1.75%	5.43%	7/3/2024	7/3/2031	3,723	3,720	3,746	3.16
								4,137	4,167	3.52
Electronic Equipment, Instruments & Components
Celestica, Inc.	(4)(8)	SOFR +	1.75%	5.65%	6/20/2024	6/20/2031	3,421	3,421	3,447	2.91
Infinite Bidco, LLC	(9)	SOFR +	3.50%	7.58%	11/16/2022	3/2/2028	2,108	2,084	2,108	1.78
Modena Buyer, LLC	(8)	SOFR +	4.25%	8.07%	7/1/2024	7/1/2031	1,803	1,779	1,749	1.48
Project Aurora US Finco, Inc.	(8)	SOFR +	2.75%	6.82%	9/30/2025	9/27/2032	252	251	253	0.21
Sanmina Corp.	(8)	SOFR +	1.75%	5.43%	5/18/2026	10/27/2032	353	352	355	0.30
TTM Technologies, Inc.	(8)	SOFR +	2.00%	5.90%	9/10/2026	9/10/2033	150	150	150	0.13
								8,037	8,062	6.81
Energy Equipment & Services
Ursa Minor US Bidco, LLC	(8)	SOFR +	2.25%	6.32%	11/13/2025	3/26/2031	1,484	1,482	1,487	1.25
Entertainment
EOC Borrower, LLC	(8)	SOFR +	2.75%	6.65%	8/11/2025	3/24/2032	2,469	2,476	2,480	2.09
OAK-Eagle Acquireco, Inc.	(8)	SOFR +	3.50%	7.25%	8/4/2026	8/4/2033	1,504	1,482	1,518	1.28
TKO Worldwide Holdings, LLC	(8)	SOFR +	1.75%	5.51%	5/18/2026	11/21/2031	349	348	349	0.29
								4,306	4,347	3.66
Financial Services
Chicago US Midco III, LP	(7)(8)	SOFR +	2.50%	6.40%	10/30/2025	11/1/2032	511	510	507	0.43
Corpay Technologies Operating Co, LLC	(8)	SOFR +	1.75%	5.65%	11/5/2025	11/5/2032	381	380	381	0.32
Mitchell International, Inc.	(9)	SOFR +	3.00%	6.90%	1/22/2026	6/17/2031	4,953	4,937	4,874	4.11
Planet US Buyer, LLC	(8)	SOFR +	3.00%	6.77%	2/9/2024	2/7/2031	1,002	1,000	1,005	0.85
Shift4 Payments, LLC	(8)	SOFR +	2.00%	6.07%	7/8/2026	7/3/2032	312	309	312	0.26
								7,136	7,079	5.97
Food Products
CHG PPC Parent, LLC	(9)	SOFR +	3.00%	7.02%	11/16/2022	12/8/2028	2,893	2,858	2,899	2.45
Froneri US, Inc.	(8)	SOFR +	2.25%	6.20%	3/11/2025	9/30/2031	1,963	1,953	1,952	1.65
Froneri US, Inc.	(8)	SOFR +	2.50%	6.45%	7/16/2025	9/30/2032	1,367	1,364	1,361	1.15
PFI Lower Midco, LLC	(8)	SOFR +	4.00%	7.90%	12/1/2025	12/1/2032	199	197	200	0.17
Snacking Investments US, LLC	(8)	SOFR +	2.50%	6.32%	6/4/2026	10/29/2032	343	343	345	0.29
								6,715	6,757	5.71
Ground Transportation
Genesee & Wyoming, Inc.	(8)	SOFR +	1.75%	5.82%	4/10/2024	4/10/2031	4,238	4,224	4,231	3.57
Health Care Equipment & Supplies
Argent Finco, LLC	(8)	SOFR +	2.50%	6.57%	11/20/2025	11/12/2032	151	151	152	0.13
WS Audiology USA II, LLC	(8)	SOFR +	3.25%	7.02%	7/10/2026	2/28/2032	4,170	4,150	4,113	3.47
								4,301	4,265	3.60

BCRED Verdelite JV LP
Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Health Care Providers & Services
Agiliti Health, Inc.	(8)	SOFR +	3.00%	6.75%	5/1/2023	5/1/2030	$1,862	$1,862	$1,815	1.53%
CHG Healthcare Services, Inc.	(9)	SOFR +	3.00%	6.82%	5/7/2026	9/29/2031	2,530	2,527	2,527	2.13
Concentra Health Services, Inc.	(8)	SOFR +	1.75%	5.65%	7/26/2024	7/26/2031	1,993	1,993	1,994	1.68
Davita, Inc.	(8)	SOFR +	1.75%	5.65%	5/9/2024	5/9/2031	3,430	3,430	3,425	2.89
Ensemble RCM, LLC	(8)	SOFR +	3.00%	6.82%	2/9/2026	2/9/2033	1,743	1,741	1,746	1.47
Global Medical Response, Inc.	(8)	SOFR +	2.75%	6.65%	9/11/2026	10/1/2032	1,822	1,819	1,823	1.54
Heartland Dental, LLC	(8)	SOFR +	3.00%	6.82%	9/11/2026	8/25/2032	2,242	2,236	2,240	1.89
MED ParentCo, LP	(8)	SOFR +	3.00%	6.90%	12/31/2025	4/15/2031	1,177	1,177	1,176	0.99
Outcomes Group Holdings, Inc.	(8)	SOFR +	3.00%	6.76%	5/6/2024	5/6/2031	2,034	2,034	2,046	1.73
Raven Acquisition Holdings, LLC	(7)(8)	SOFR +	3.00%	6.90%	4/4/2025	11/19/2031	2,305	2,270	2,305	1.94
Southern Veterinary Partners, LLC	(8)	SOFR +	2.50%	6.76%	7/22/2025	12/4/2031	2,181	2,181	2,181	1.84
US Fertility Enterprises, LLC	(7)(8)	SOFR +	3.00%	7.07%	12/30/2025	12/30/2032	333	332	334	0.28
								23,602	23,612	19.91
Health Care Technology
athenahealth Group, Inc.	(9)	SOFR +	3.25%	7.15%	5/27/2026	2/16/2032	3,443	3,391	3,443	2.91
Cotiviti, Inc.	(8)	SOFR +	2.75%	6.43%	5/1/2024	5/1/2031	344	343	331	0.28
Waystar Technologies, Inc.	(4)(8)	SOFR +	2.00%	5.90%	8/6/2025	10/22/2029	2,086	2,086	2,086	1.76
								5,820	5,860	4.95
Hotels, Restaurants & Leisure
Alterra Mountain, Co.	(8)	SOFR +	2.50%	6.40%	7/23/2025	8/17/2028	1,816	1,816	1,820	1.54
Banijay Gaming US Holding, LLC	(8)	SOFR +	2.75%	6.82%	5/5/2026	12/10/2031	457	456	459	0.39
Bulldog Purchaser, Inc.	(9)	SOFR +	3.25%	7.15%	2/5/2026	2/4/2033	757	754	758	0.64
Caesars Entertainment, Inc.	(9)	SOFR +	2.25%	6.15%	2/6/2023	2/6/2030	1,314	1,307	1,275	1.08
Caesars Entertainment, Inc.	(9)	SOFR +	2.25%	6.15%	2/6/2024	2/6/2031	2,755	2,750	2,632	2.22
DK Crown Holdings, Inc.	(8)	SOFR +	1.75%	5.54%	9/1/2026	3/4/2032	222	221	221	0.19
FanDuel Group Financing, LLC	(9)	SOFR +	1.75%	5.82%	11/24/2023	11/30/2030	2,357	2,357	2,324	1.96
Fertitta Entertainment, LLC	(9)	SOFR +	3.25%	7.15%	11/16/2022	1/27/2029	2,702	2,684	2,705	2.28
GVC Finance, LLC	(8)	SOFR +	2.25%	6.32%	5/8/2024	10/31/2029	5,799	5,804	5,790	4.89
Hilton Grand Vacations Borrower, LLC	(8)	SOFR +	2.00%	5.90%	1/17/2024	1/17/2031	700	699	698	0.59
IRB Holding Corp.	(9)	SOFR +	2.50%	6.40%	11/17/2025	12/16/2030	5,934	5,933	5,936	5.01
LC Ahab US Bidco, LLC	(8)	SOFR +	2.50%	6.32%	5/1/2024	5/1/2031	1,643	1,621	1,643	1.39

BCRED Verdelite JV LP
Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Hotels, Restaurants & Leisure (continued)
Marriott Ownership Resorts, Inc.	(8)	SOFR +	2.25%	6.15%	4/1/2024	4/1/2031	$3,072	$3,087	$3,077	2.60%
Mic Glen, LLC	(9)	SOFR +	3.25%	7.15%	7/29/2025	7/21/2028	3,340	3,302	3,348	2.83
Motion Finco, LLC	(8)	SOFR +	3.50%	7.76%	2/5/2024	11/12/2029	2,488	2,481	1,675	1.41
New Red Finance, Inc.	(8)	SOFR +	1.75%	5.65%	6/16/2024	9/20/2030	2,744	2,728	2,743	2.31
Raising Cane's Restaurants, LLC	(8)	SOFR +	2.00%	5.90%	11/3/2025	11/3/2032	415	414	410	0.35
Scientific Games Holdings, LP	(9)	SOFR +	3.00%	6.75%	6/11/2024	4/4/2029	2,925	2,925	2,592	2.19
Tacala Investment Corp.	(10)	SOFR +	3.00%	6.90%	8/6/2025	1/31/2031	1,569	1,569	1,574	1.33
Whatabrands, LLC	(8)	SOFR +	2.75%	6.54%	8/13/2026	8/13/2033	906	904	906	0.76
								43,812	42,586	35.96
Household Durables
Weber-Stephen Products, LLC	(8)	SOFR +	3.75%	7.48%	9/17/2025	10/1/2032	28	27	28	0.02
Household Products
Energizer Holdings, Inc.	(8)	SOFR +	2.00%	5.90%	5/29/2024	3/19/2032	364	363	365	0.31
Independent Power and Renewable Electricity Producers
Cogentrix Finance Holdco I, LLC	(8)	SOFR +	2.25%	6.15%	8/7/2025	2/26/2032	1,976	1,979	1,977	1.67
Talen Energy Supply, LLC	(8)	SOFR +	2.00%	5.82%	11/25/2025	11/25/2032	296	295	293	0.25
								2,274	2,270	1.92
Insurance
Alliant Holdings Intermediate, LLC	(8)	SOFR +	2.50%	6.40%	7/31/2025	9/19/2031	985	968	980	0.83
AmWINS Group, Inc.	(10)	SOFR +	2.00%	5.90%	1/14/2026	1/30/2032	2,461	2,456	2,432	2.05
Baldwin Insurance Group Holdings, LLC	(8)	SOFR +	2.50%	6.29%	9/12/2025	5/26/2031	6,237	6,228	6,241	5.27
BroadStreet Partners, Inc.	(8)	SOFR +	2.50%	6.40%	6/14/2024	6/13/2031	6,964	6,955	6,835	5.77
HUB International, Ltd.	(8)	SOFR +	2.25%	5.98%	7/30/2024	6/20/2030	2,390	2,377	2,392	2.02
Hyperion Refinance S.à r.l.	(9)	SOFR +	2.75%	6.65%	11/22/2024	2/15/2031	4,604	4,604	4,443	3.75
Hyperion Refinance S.à r.l.	(9)	SOFR +	2.75%	6.65%	12/11/2025	4/18/2030	2,363	2,363	2,283	1.93
OneDigital Borrower, LLC	(9)	SOFR +	3.00%	6.90%	7/2/2024	7/2/2031	2,340	2,338	2,315	1.95
Ryan Specialty, LLC	(8)	SOFR +	2.00%	5.90%	10/10/2025	9/13/2031	1,980	1,978	1,981	1.67
USI, Inc.	(8)	SOFR +	2.25%	6.32%	12/23/2024	9/29/2030	2,448	2,441	2,450	2.07
USI, Inc.	(8)	SOFR +	2.25%	6.32%	12/23/2024	11/21/2029	1,426	1,422	1,427	1.20
								34,130	33,779	28.51
Interactive Media & Services
Creative Artists Agency, LLC	(8)	SOFR +	2.50%	6.40%	8/11/2025	10/1/2031	2,475	2,478	2,483	2.09
Project Boost Purchaser, LLC	(8)	SOFR +	2.75%	6.82%	7/16/2024	7/16/2031	6,418	6,406	6,293	5.31
TripAdvisor, Inc.	(8)	SOFR +	2.75%	6.65%	7/8/2024	7/8/2031	1,823	1,820	1,739	1.47
WH Borrower, LLC	(9)	SOFR +	4.25%	8.20%	9/11/2026	2/20/2032	253	252	254	0.21
								10,956	10,769	9.08

BCRED Verdelite JV LP
Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
IT Services
Ahead DB Holdings, LLC	(10)	SOFR +	2.75%	6.82%	8/2/2024	2/1/2031	$2,774	$2,772	$2,769	2.34%
Fortress Intermediate 3, Inc.	(8)	SOFR +	3.00%	6.79%	7/2/2025	6/27/2031	2,456	2,456	2,455	2.07
Go Daddy Operating Co, LLC	(8)	SOFR +	1.75%	5.65%	5/31/2024	5/30/2031	733	733	730	0.62
Lambda Compute II, LLC	(8)	SOFR +	3.00%	6.87%	8/26/2026	12/31/2030	219	218	220	0.19
Newfold Digital Holdings Group, Inc.	(10)	SOFR +	3.60%	7.36%	12/8/2025	4/30/2029	2,119	2,053	1,820	1.54
Newfold Digital Holdings Group, Inc.	(10)(17)	SOFR +	3.60%	7.36%	12/8/2025	4/30/2029	434	402	221	0.19
ThoughtWorks, Inc.	(9)	SOFR +	2.50%	6.52%	11/16/2022	3/24/2028	2,193	2,177	2,094	1.77
Virtusa Corp.	(10)	SOFR +	3.25%	7.15%	6/21/2024	2/15/2029	4,603	4,603	4,485	3.78
World Wide Technology Holding Co, LLC	(9)	SOFR +	2.00%	5.90%	7/17/2025	3/1/2030	880	880	884	0.75
								16,294	15,678	13.25
Life Sciences Tools & Services
Parexel International, Inc.	(9)	SOFR +	2.50%	6.40%	12/12/2025	12/12/2031	2,805	2,805	2,809	2.37
Machinery
AI Aqua Merger Sub Inc.	(8)	SOFR +	2.50%	6.21%	7/2/2026	7/5/2033	1,917	1,912	1,916	1.62
CoorsTek, Inc.	(8)	SOFR +	2.50%	6.58%	6/24/2026	10/28/2032	338	337	339	0.29
EMRLD Borrower, LP	(8)	SOFR +	2.25%	6.07%	8/11/2025	8/4/2031	2,469	2,469	2,470	2.08
Engineered Machinery Holdings, Inc.	(8)	SOFR +	2.75%	6.82%	7/14/2026	11/26/2032	226	225	226	0.19
Hobbs & Associates, LLC	(8)	SOFR +	2.75%	6.62%	10/10/2025	7/23/2031	1,980	1,979	1,978	1.67
Innio North America Holding, Inc.	(8)	SOFR +	2.00%	5.64%	2/5/2026	11/2/2031	661	661	660	0.56
Lsf12 Helix Parent, LLC	(8)	SOFR +	3.00%	6.90%	2/10/2026	2/10/2033	352	350	352	0.30
Merlin Buyer, Inc.	(8)	SOFR +	4.00%	8.07%	4/21/2026	4/15/2033	684	681	688	0.58
Pro Mach Group, Inc.	(8)	SOFR +	2.50%	6.40%	6/3/2026	10/15/2032	798	798	800	0.67
TK Elevator U.S. Newco, Inc.	(9)	SOFR +	2.75%	6.70%	3/14/2024	4/30/2030	4,265	4,265	4,286	3.62
Victory Buyer, LLC	(8)	SOFR +	3.00%	7.07%	2/13/2026	2/13/2033	295	294	297	0.25
								13,971	14,012	11.83
Media
ABG Intermediate Holdings 2, LLC	(8)	SOFR +	2.00%	5.90%	9/22/2026	9/25/2033	1,310	1,300	1,302	1.10
Emma Buyer, LLC	(7)(8)	SOFR +	3.50%	7.40%	7/14/2026	7/14/2033	505	502	507	0.43
Fleet US Bidco, Inc.	(4)(8)	SOFR +	2.50%	6.48%	7/27/2026	2/21/2031	611	611	614	0.52
Skydance Corp.	(4)(8)	SOFR +	2.75%	6.83%	9/30/2026	4/6/2033	1,000	998	998	0.84
								3,411	3,421	2.89
Metals & Mining
Arsenal AIC Parent, LLC	(8)	SOFR +	2.75%	6.65%	8/21/2024	8/18/2030	371	371	373	0.31
Novelis Holdings, Inc.	(8)	SOFR +	1.75%	5.82%	9/11/2025	3/11/2032	898	898	898	0.76
SCIH Salt Holdings, Inc.	(8)	SOFR +	2.75%	6.50%	8/13/2026	8/13/2031	1,163	1,158	1,156	0.98
								2,427	2,427	2.05

BCRED Verdelite JV LP
Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Mortgage Real Estate Investment Trusts (REITs)
Starwood Property Mortgage, LLC	(8)	SOFR +	2.00%	5.90%	5/12/2026	9/24/2032	$382	$380	$381	0.32%
Oil, Gas & Consumable Fuels
Blackfin Pipeline, LLC	(8)	SOFR +	2.50%	6.40%	9/29/2025	9/29/2032	454	452	456	0.38
Freeport LNG Investments, LLLP	(8)	SOFR +	2.75%	6.73%	9/10/2026	2/11/2033	1,815	1,807	1,825	1.54
VRS Buyer, Inc.	(7)(8)	SOFR +	3.50%	7.57%	10/10/2025	10/12/2032	793	790	790	0.67
								3,049	3,071	2.59
Pharmaceuticals
BioMarin Pharmaceutical, Inc.	(8)	SOFR +	1.75%	5.43%	4/27/2026	4/27/2033	526	525	526	0.44
Opal US, LLC	(8)	SOFR +	2.50%	6.57%	6/3/2026	4/28/2032	189	189	189	0.16
Prestige Brands, Inc.	(8)	SOFR +	2.00%	5.90%	6/12/2026	6/13/2033	861	859	863	0.73
								1,573	1,578	1.33
Professional Services
AG Group Holdings, Inc.	(9)	SOFR +	4.25%	8.15%	11/16/2022	12/29/2028	3,489	3,452	3,244	2.74
AlixPartners, LLP	(8)	SOFR +	2.00%	5.90%	7/31/2025	8/12/2032	987	986	985	0.83
Ankura Consulting Group, LLC	(10)	SOFR +	3.50%	7.25%	12/17/2024	12/29/2031	1,122	1,120	1,086	0.92
Ascensus Group Holdings, Inc.	(9)	SOFR +	3.00%	6.90%	12/13/2024	11/25/2032	1,239	1,231	1,229	1.04
Camelot US Acquisition, LLC	(8)	SOFR +	2.75%	6.65%	1/31/2024	1/31/2031	2,700	2,696	2,587	2.18
Cast & Crew, LLC	(9)(17)	SOFR +	3.75%	7.57%	11/16/2022	12/29/2028	1,871	1,795	565	0.48
Cast & Crew, LLC	(9)	SOFR +	7.00%	10.87% (incl. 5.00% PIK)	8/31/2026	9/30/2027	75	68	72	0.06
Eisner Advisory Group, LLC	(9)	SOFR +	4.00%	7.90%	2/28/2024	2/28/2031	312	310	312	0.26
EP Purchaser, LLC	(9)	SOFR +	3.50%	7.38%	11/16/2022	11/6/2028	475	466	361	0.30
Genuine Financial Holdings, LLC	(8)	SOFR +	3.25%	7.15%	6/28/2024	9/27/2030	5,733	5,732	5,655	4.78
Grant Thornton Advisors, LLC	(8)	SOFR +	2.75%	6.65%	5/31/2024	6/2/2031	4,957	4,969	4,775	4.03
Heron Bidco, LLC	(8)	SOFR +	3.75%	7.82%	12/10/2025	12/10/2032	432	427	433	0.37
Ryan, LLC	(9)	SOFR +	3.50%	7.40%	11/7/2025	11/5/2032	577	573	579	0.49
Sedgwick Claims Management Services, Inc.	(8)	SOFR +	2.50%	6.40%	2/24/2023	7/31/2031	5,847	5,830	5,825	4.91
Trans Union, LLC	(9)	SOFR +	1.75%	5.65%	1/30/2024	6/24/2031	4,448	4,444	4,443	3.75
TTF Lower Intermediate, LLC	(8)	SOFR +	3.75%	7.51%	7/18/2024	7/18/2031	1,205	1,197	940	0.79
VT Topco, Inc.	(9)	SOFR +	3.00%	7.07%	4/3/2024	8/9/2030	1,008	1,008	995	0.84
								36,304	34,086	28.77
Real Estate Management & Development
Cushman & Wakefield US Borrower, LLC	(9)	SOFR +	2.50%	6.40%	9/26/2025	1/31/2030	1,474	1,475	1,477	1.25
Semiconductors & Semiconductor Equipment
Altar Bidco, Inc.	(9)	SOFR +	3.35%	6.86%	3/24/2025	2/1/2029	1,972	1,966	1,979	1.67
MKS, Inc.	(8)	SOFR +	1.75%	5.52%	2/4/2026	2/4/2033	181	181	182	0.15
								2,147	2,161	1.82

BCRED Verdelite JV LP
Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Software
BEP Intermediate Holdco, LLC	(8)	SOFR +	2.75%	6.65%	7/10/2025	4/25/2031	$729	$729	$729	0.62%
Boxer Parent Company, Inc.	(8)	SOFR +	2.75%	6.51%	7/30/2024	7/30/2031	6,172	6,162	5,846	4.93
Cloud Software Group, Inc.	(8)	SOFR +	3.25%	7.32%	8/7/2025	3/21/2031	2,385	2,383	2,269	1.91
Cloud Software Group, Inc.	(8)	SOFR +	3.25%	7.32%	8/7/2025	8/13/2032	691	691	657	0.55
Cloudera, Inc.	(9)	SOFR +	3.75%	7.75%	11/16/2022	10/8/2028	3,469	3,422	3,242	2.74
Conga Corp.	(10)	SOFR +	3.50%	7.32%	8/8/2024	5/8/2028	3,465	3,465	3,464	2.92
Cornerstone OnDemand, Inc.	(9)	SOFR +	3.75%	7.77%	11/16/2022	10/16/2028	2,111	2,037	1,339	1.13
Dayforce Bidco, LLC	(8)	SOFR +	3.00%	6.82%	2/5/2026	2/4/2033	1,788	1,784	1,724	1.45
Delta Topco, Inc.	(8)	SOFR +	2.75%	6.59%	5/1/2024	11/30/2029	3,848	3,842	3,770	3.18
ECI Macola Max Holding, LLC	(10)	SOFR +	2.75%	6.82%	7/10/2025	5/9/2030	4,379	4,379	4,322	3.65
Ellucian Holdings, Inc.	(9)	SOFR +	2.50%	6.40%	2/29/2024	10/8/2029	2,619	2,619	2,577	2.17
Finastra USA, Inc.	(8)	SOFR +	4.00%	7.75%	7/31/2025	9/15/2032	1,364	1,353	1,319	1.11
Flash Charm, Inc.	(10)	SOFR +	3.50%	7.31%	6/11/2024	3/2/2028	3,788	3,784	3,346	2.82
McAfee Corp.	(9)	SOFR +	3.00%	6.90%	5/31/2024	3/1/2029	3,475	3,475	3,188	2.69
Mitnick Purchaser, Inc.	(9)(17)(18)	SOFR +	4.75%	8.67%	11/16/2022	5/2/2029	3,310	3,117	710	0.60
Planview Parent, Inc.	(8)	SOFR +	3.50%	7.57%	12/17/2024	12/17/2027	1,873	1,873	1,568	1.32
Project Alpha Intermediate Holding, Inc.	(9)	SOFR +	3.25%	7.32%	5/14/2024	10/26/2030	1,811	1,811	1,280	1.08
Proofpoint, Inc.	(9)	SOFR +	3.00%	7.07%	12/8/2025	8/31/2028	1,685	1,685	1,688	1.42
Quartz Acquireco, LLC	(8)	SOFR +	2.25%	6.32%	6/3/2024	6/28/2030	618	618	538	0.45
RealPage, Inc.	(9)	SOFR +	3.00%	7.34%	11/16/2022	4/24/2028	2,690	2,660	2,658	2.24
Rocket Software, Inc.	(9)	SOFR +	3.75%	7.65%	10/5/2023	11/28/2028	3,604	3,588	3,605	3.04
Sophos Holdings, LLC	(8)	SOFR +	3.50%	7.52%	11/16/2022	3/5/2027	3,453	3,448	3,461	2.92
SS&C Technologies, Inc.	(8)	SOFR +	2.00%	5.90%	10/9/2025	5/9/2031	190	190	191	0.16
Trio Bidco, LLC	(7)(8)	SOFR +	4.00%	8.07%	10/31/2025	10/29/2032	665	659	664	0.56
Tuple US Bidco, LLC	(4)(8)	SOFR +	3.75%	7.73%	1/28/2026	1/28/2033	294	293	287	0.24
Vision Solutions, Inc.	(10)	SOFR +	4.00%	8.08%	11/16/2022	4/24/2028	3,566	3,485	2,924	2.47
XPLOR T1, LLC	(8)	SOFR +	3.25%	7.05%	12/1/2025	12/1/2032	978	974	947	0.80
Zodiac Purchaser, LLC	(8)	SOFR +	3.50%	7.40%	2/14/2025	2/14/2032	990	987	957	0.81
								65,513	59,270	49.98
Specialty Retail
Apro, LLC	(8)	SOFR +	3.75%	7.54%	7/9/2024	7/9/2031	3,873	3,866	3,890	3.28
Chewy, Inc.	(8)	SOFR +	1.75%	5.70%	6/16/2026	6/23/2033	274	274	275	0.23
EG America, LLC	(8)	SOFR +	3.25%	7.15%	2/10/2026	2/10/2031	733	731	735	0.62
Great Outdoors Group, LLC	(10)	SOFR +	3.25%	7.15%	1/23/2025	1/23/2032	983	983	986	0.83
Mavis Tire Express Services Topco Corp.	(8)	SOFR +	3.25%	6.92%	9/15/2026	5/6/2033	2,804	2,793	2,781	2.35
OPENLANE, Inc.	(4)(8)	SOFR +	2.50%	6.26%	10/8/2025	10/8/2032	155	155	156	0.13
								8,802	8,823	7.44

BCRED Verdelite JV LP
Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Partners’ Capital

First Lien Debt (continued)
Trading Companies & Distributors
American Builders & Contractors Supply Co, Inc.	(8)	SOFR +	1.75%	5.65%	1/31/2024	1/31/2031	$668	$667	$670	0.57%
Avolon TLB Borrower 1 US, LLC	(9)	SOFR +	1.75%	5.64%	6/22/2023	6/24/2030	2,689	2,676	2,693	2.27
BCPE Empire Holdings, Inc.	(9)	SOFR +	3.50%	7.40%	3/12/2026	12/29/2032	925	913	893	0.75
Core & Main, LP	(8)	SOFR +	1.75%	5.52%	8/11/2026	2/9/2031	1,059	1,059	1,059	0.89
Icebox Holdco III, Inc.	(9)	SOFR +	3.25%	7.32%	11/16/2022	12/22/2031	4,243	4,169	4,257	3.59
Johnstone Supply, LLC	(8)	SOFR +	2.25%	5.99%	2/5/2026	6/9/2031	1,272	1,272	1,273	1.07
White Cap Buyer, LLC	(8)	SOFR +	3.25%	7.15%	6/13/2024	10/19/2029	4,336	4,330	4,318	3.64
Windsor Holdings III, LLC	(8)	SOFR +	2.75%	6.65%	9/20/2024	8/1/2030	3,773	3,764	3,788	3.20
								18,850	18,951	15.98
Transportation Infrastructure
Apple Bidco, LLC	(8)	SOFR +	2.50%	6.40%	11/16/2022	9/23/2031	3,414	3,405	3,421	2.89
Signature Aviation US Holdings, Inc.	(9)	SOFR +	2.25%	6.15%	8/11/2025	7/1/2031	2,475	2,477	2,481	2.09
								5,882	5,902	4.98
Total First Lien Debt								528,791	511,852	431.91
Total Investment Portfolio								528,791	511,852	431.91
Cash and Cash Equivalents
Fidelity Investments Money Market Treasury Portfolio - Class I				3.76%				3,856	3,856	3.25
Other Cash and Cash Equivalents								101,521	101,521	85.67
Total Cash and Cash Equivalents								105,377	105,377	88.92
Total Portfolio Investments, Cash and Cash Equivalents								$634,168	$617,229	520.83%
(1)Unless otherwise indicated, all debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. As of September 30, 2026, the Company had investments denominated in Canadian Dollars (CAD), Euros (EUR), British Pounds (GBP), Swiss Francs (CHF), Danish Krone (DKK), Swedish Krona (SEK), Norwegian Krone (NOK), New Zealand Dollars (NZD), and Australian Dollars (AUD). All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. The total par amount (in thousands) is presented for debt investments, while the number of shares or units (in whole amounts) owned is presented for equity investments. Each of the Company’s investments is pledged as collateral, under one or more of its credit facilities unless otherwise indicated.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either Sterling Overnight Interbank Average Rate (“SONIA” or “S”), Euro Interbank Offer Rate (“Euribor” or “E”), Secured Overnight Financing Rate (“SOFR”), Stockholm Interbank Offered Rate (“STIBOR” or “ST”), Copenhagen Interbank Offered Rate (“CIBOR” or “CI”), Norwegian Interbank Offered Rate (“NIBOR” or “N”), Swiss Average Rate Overnight (“SARON” or “SA”), New Zealand Bank Bill Reference Rate (“BKBM” or “B”), Australian Bank Bill Swap Bid Rate (“BBSY” or “BB”), Canadian Overnight Repo Rate Average (“CORRA” or “CA”), or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of September 30, 2026. Variable rate loans typically include an interest reference rate floor feature.
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

BCRED Verdelite JV LP
Consolidated Schedule of Investments
September 30, 2026
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

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Azuria Water Solutions, Inc.	Delayed Draw Term Loan	4/23/2028	$91	$—
BCPE Lightning Buyer, Inc.	Delayed Draw Term Loan	9/10/2028	74	—
Chicago US Midco III, LP	Delayed Draw Term Loan	10/30/2027	76	—
Emma Buyer, LLC	Delayed Draw Term Loan	7/14/2028	52	—
Pinnacle Buyer, LLC	Delayed Draw Term Loan	4/1/2027	85	—
Pye-Barker Fire & Safety, LLC	Delayed Draw Term Loan	12/31/2027	124	—
Raven Acquisition Holdings, LLC	Delayed Draw Term Loan	11/19/2026	167	—
Sanders Industries Holdings, Inc.	Delayed Draw Term Loan	2/26/2027	139	—
Trio Bidco, LLC	Delayed Draw Term Loan	10/31/2027	70	—
US Fertility Enterprises, LLC	Delayed Draw Term Loan	12/30/2027	17	—
VRS Buyer, Inc.	Delayed Draw Term Loan	10/10/2027	48	—
Total Unfunded Commitments			$943	$—
(8)There are no interest rate floors on these investments.
(9)The interest rate floor on these investments as of September 30, 2026 was 0.50%.
(10)The interest rate floor on these investments as of September 30, 2026 was 0.75%.
(11)The interest rate floor on these investments as of September 30, 2026 was 1.00%.
(12)The interest rate floor on these investments as of September 30, 2026 was 1.25%.
(13)The interest rate floor on these investments as of September 30, 2026 was 1.50%.
(14)The interest rate floor on these investments as of September 30, 2026 was 2.00%.
(15)For unsettled positions the interest rate does not include the base rate.
(16)Reserved.
(17)Loan was on non-accrual status as of September 30, 2026.
(18)These loans are “last-out” portions of loans. The “last-out” portion of the Company's loan investment generally earns a higher interest rate than the “first-out” portion, and in exchange the “first-out” portion would generally receive priority with respect to payment principal, interest and any other amounts due thereunder over the “last-out” portion.
(19)All securities are exempt from registration under the Securities Act, and may be deemed to be “restricted securities.” As of September 30, 2026, the aggregate fair value of these securities is $511.9 million or 431.91% of the Company’s net assets. The initial acquisition dates have been included for such securities.

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

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

The following table presents the selected consolidated statements of assets and liabilities information of the Verdelite JV as of September 30, 2026 and December 31, 2025 (Unaudited):

	September 30, 2026	December 31, 2025
ASSETS
Investments at fair value (cost of $528,791 and $720,787, respectively)	$511,852	$714,200
Cash and cash equivalents	105,377	59,435
Interest receivable	2,099	2,852
Receivable for investments sold	6,298	2,584
Deferred financing costs	120	145
Total assets	$625,746	$779,216
LIABILITIES
Debt (net of unamortized debt issuance costs of $716 and $1,105, respectively)	$497,100	$626,812
Distribution payable	2,018	2,753
Payable for investments purchased and other liabilities	8,119	20,431
Total liabilities	507,237	649,996
PARTNERS’ CAPITAL
Partners’ capital	118,509	129,220
Total partners’ capital	118,509	129,220
Total liabilities and partners’ capital	$625,746	$779,216

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

The following table presents the selected consolidated statements of operations information of the Verdelite JV for the three and nine months ended September 30, 2026 and September 30, 2025 (Unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Investment income:
Interest income	$10,017	$13,489	$32,699	$41,202
Payment-in-kind interest income	1	—	1	—
Other income	8	—	14	3
Total investment income	10,026	13,489	32,714	41,205
Expenses:
Interest expense	7,047	8,606	22,392	26,361
Other expenses	167	153	516	350
Total expenses	7,214	8,759	22,908	26,711
Net investment income before tax expense	2,812	4,730	9,806	14,494
Tax expense	—	—	—	—
Net investment income after tax expense	2,812	4,730	9,806	14,494
Net realized and change in unrealized gain (loss):
Net change in unrealized gain (loss) on investments	4,891	(2,162)	(10,353)	(8,889)
Net realized gain (loss) on investments and extinguishment of debt	(1,084)	(2,444)	(4,671)	(2,419)
Total net realized and change in unrealized gain (loss)	3,807	(4,606)	(15,024)	(11,308)
Net increase (decrease) in partners’ capital resulting from operations	$6,619	$124	$(5,218)	$3,186
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

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Note 13. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of the condensed consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in the condensed consolidated financial statements as of September 30, 2026, except as discussed below.
October Subscriptions and Distribution Declaration
The Company received approximately $211.0 million of net proceeds, inclusive of distributions reinvested through the DRIP, relating to the issuance of Class I shares, Class S shares, and Class D shares for subscriptions effective October 1, 2026.
On October 21, 2026, the Board declared net distributions of $0.1800 per Class I share, $0.1633 per Class S share, and $0.1751 per Class D share, which is payable on or about November 25, 2026 to shareholders of record as of October 31, 2026.
November Subscriptions
Through the date of issuance of the condensed consolidated financial statements, the Company received approximately $232.7 million of subscriptions, inclusive of distributions reinvested through the DRIP, relating to the issuance of Class I, Class S and Class D shares effective November 1, 2026.
Denali Peak Funding Facility Amendment
On October 8, 2026, the Denali Peak Funding Facility was amended pursuant to the Tenth Amendment to the Loan Financing and Servicing Agreement (the “Denali Peak Tenth Amendment”). The Denali Peak Tenth Amendment provides for, among other things, (i) an increase in the facility amount by $75.0 million and (ii) the payment of certain fees as agreed between Denali Peak Funding, DB and the lenders party thereto.
MML 2022-1 Debt Securitization
On October 16, 2026, the Company redeemed all of the secured debt issued or incurred, in whole, pursuant to the terms of the indenture governing the MML 2022-1 Debt Securitization.
Bison Peak Funding Facility Amendment
On November 10, 2026, the Bison Peak Funding Facility was amended pursuant to the Sixth Amendment to the Loan Financing and Servicing Agreement (the “Bison Peak Sixth Amendment”). The Bison Peak Sixth Amendment provides for, among other things, (i) an increase in the facility amount by $100.0 million and (ii) the payment of certain fees as agreed between Bison Peak Funding, Bank of America and the lenders party thereto.
2026-3 Debt Securitization
On October 23, 2026, the Company completed a $546.6 million term debt securitization (the “2026-3 Debt Securitization”). Term debt securitizations are also known as collateralized loan obligations and are a form of secured financing incurred by the Company, which is consolidated by the Company for financial reporting purposes and subject to its overall asset coverage requirement. The notes offered and loans incurred in the 2026-3 Debt Securitization (collectively, the “2026-3 Notes”) were issued by BCRED CLO 2026-3 LLC (the “2026-3 Issuer”), an indirectly wholly-owned and consolidated (for tax and accounting purposes) subsidiary of the Company, and are primarily secured by a diversified portfolio of private credit loans and participation interests therein.

Blackstone Private Credit Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

The following table presents information on the secured and unsecured notes issued in the 2026-3 Debt Securitization:

		October 23, 2026
Description	Type	Principal Outstanding	Interest Rate	Credit Rating
Class A Notes	Senior Secured Floating Rate	$308,000	SOFR + 1.45%	AAA
Class B Notes	Senior Secured Floating Rate	68,750	SOFR + 1.80%	AA
Class C Notes (1)	Mezzanine Secured Deferrable Floating Rate	30,250	SOFR + 2.10%	A
Class D Notes (1)	Mezzanine Secured Deferrable Floating Rate	37,125	SOFR + 3.35%	BBB-
Total Secured Notes		444,125
Subordinated Notes (1)	Subordinated	102,465	None	Not Rated
Total 2026-3 Notes		546,590
(1)The Company (through its wholly-owned and consolidated subsidiary, BCRED CLO 2026-3 Depositor LLC (the “2026-3 Depositor”)) retained all of the Class C Notes, the Class D Notes and the Subordinated Notes issued in the 2026-3 Debt Securitization which are eliminated in consolidation.
The Company (through its wholly-owned and consolidated subsidiary, 2026-3 Depositor) retained all of the Class C Notes, Class D Notes and Subordinated Notes issued in the 2026-3 Debt Securitization in part in exchange for the Company’s sale and contribution to the 2026-3 Issuer of the initial closing date portfolio. The 2026-3 Notes are scheduled to mature on October 20, 2038; however, the 2026-3 Notes may be redeemed by the 2026-3 Issuer, at the direction of the Company through its holder of the Subordinated Notes (through 2026-3 Depositor), on any business day after October 23, 2028. In connection with the sale and contribution, the Company has made customary representations, warranties and covenants to the 2026-3 Issuer. The Class A Notes, Class B Notes, Class C Notes and Class D Notes are secured obligations of the 2026-3 Issuer, the Subordinated Notes are the unsecured obligations of the 2026-3 Issuer, and the indenture governing the 2026-3 Notes includes customary covenants and events of default.
The 2026-3 Notes have not been, and will not be, registered under the Securities Act, or any state securities or “blue sky” laws and may not be offered or sold in the United States absent registration with the SEC or an applicable exemption from registration.
The Company serves as collateral manager to the 2026-3 Issuer under a collateral management agreement and has agreed to irrevocably waive all collateral management fees payable pursuant to the collateral management agreement.

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
Our investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation. Under normal market conditions, we generally invest at least 80% of our total assets (net assets plus borrowings for investment purposes) in private credit investments (loans, bonds and other credit instruments that are issued in private offerings or issued by private companies). If we change our 80% test, we will provide shareholders with at least 60 days’ notice of such change. Under normal circumstances we expect that the majority of our portfolio will be in privately originated and privately negotiated investments, predominately direct lending to U.S. private companies through (i) first lien senior secured and unitranche loans (including first-out/last-out loans) and (ii) second lien, unsecured, subordinated or mezzanine loans and structured credit, as well as broadly syndicated loans (for which we may serve as an anchor investor), club deals (generally investments made by a small group of investment firms) and other debt and equity securities (the investments described in this sentence, collectively, “Private Credit”). In limited instances, we may retain the “last out” portion of a first-lien loan. In such cases, the “first out” portion of the first lien loan would receive priority with respect to payment over our “last out” position. In exchange for the higher risk of loss associated with such “last out” portion, we would earn a higher rate of interest than the “first out” position. To a lesser extent, we will also invest in publicly traded securities of large corporate issuers. We expect that such investments will generally be liquid, and may be used for the purposes of maintaining liquidity for our share repurchase program and cash management, while also presenting an opportunity for attractive investment returns.
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

Portfolio and Investment Activity
For the three months ended September 30, 2026, we made $1,709.4 million aggregate principal amount of new investment commitments (including $529.6 million of which remained unfunded as of September 30, 2026), $1,683.9 million of which was first lien debt, $0.2 million of which was unsecured debt, $2.3 million of which was structured finance equity obligations and $23.0 million of which was equity and other.
Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated) (dollar amounts in thousands):

	As of and for the three months ended September 30,
	2026	2025
Investments:
Total investments, beginning of period	$80,347,852	$73,407,377
New investments purchased	1,968,643	6,836,184
Payment-in-kind interest capitalized	114,295	134,414
Net accretion of discount on investments	63,834	67,937
Net realized security and foreign currency gain (loss) on investments	(569,077)	(58,768)
Investments sold or repaid	(3,984,039)	(3,308,950)
Total investments, end of period	$77,941,508	$77,078,194
Amount of investments funded at principal:
First lien debt	$1,917,555	$5,740,546
Second lien debt	—	202,471
Unsecured debt	198	35,000
Structured finance obligations - debt instruments	—	19,500
Structured finance obligations - equity instruments	25,162	73,744
Equity and other	29,635	795,895
Total	$1,972,550	$6,867,156
Proceeds from investments sold or repaid:
First lien debt	$(3,663,366)	$(2,966,742)
Second lien debt	(99,606)	(200,891)
Unsecured debt	(207)	—
Structured finance obligations - debt instruments	(66,547)	(66,676)
Structured finance obligations - equity instruments	(55,825)	(2,984)
Equity and other	(98,488)	(71,657)
Total	$(3,984,039)	$(3,308,950)

	September 30, 2026	December 31, 2025
Number of portfolio companies	629	700
Weighted average yield on performing debt and income producing investments, at amortized cost (1)(2)	9.3%	9.2%
Weighted average yield on performing debt and income producing investments, at fair value (1)(2)	9.4%	9.3%
Average loan-to-value (LTV) (3)	46.8%	45.9%
Percentage of performing debt investments bearing a floating rate (4)	99.8%	99.7%
Percentage of performing debt investments bearing a fixed rate (4)	0.2%	0.3%
Percentage of assets on non-accrual, at amortized cost (5)	2.7%	0.6%
Percentage of assets on non-accrual, at fair value (5)	1.7%	0.4%
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

(2)As of September 30, 2026 and December 31, 2025, the weighted average total portfolio yield at amortized cost was 8.5% and 9.1%, respectively. As of September 30, 2026 and December 31, 2025, the weighted average total portfolio yield at fair value was 8.8% and 9.2%, respectively.
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
(4)As a percentage of total fair value of performing debt investments. As of September 30, 2026 and December 31, 2025, performing debt investments bearing a floating rate represented 94.9% and 95.3%, respectively, of total investments at fair value (excluding investments in joint ventures).
(5)As a percentage of total amortized cost or fair value of investments (excluding investments in joint ventures).
As of September 30, 2026 and September 30, 2025, our portfolio companies had a weighted average annual EBITDA of $280 million and $256 million, respectively. These calculations include all private debt investments for which fair value is determined by the Board in conjunction with a third-party valuation firm and excludes quoted investments and asset-based investments. Amounts are weighted based on the fair market value of each respective investment. Amounts were derived from the most recently available portfolio company financial statements, have not been independently verified by us, and may reflect a normalized or adjusted amount. Accordingly, we make no representation or warranty in respect of this information.
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
As of September 30, 2026, the Company and entities affiliated with, and controlled by, a North American pension fund (collectively, the “Emerald JV Partner”) committed to contribute up to $2,250.0 million and $750.0 million of capital, respectively, to the Emerald JV.
As of September 30, 2026, the Company and the Emerald JV Partner had contributed (net of returns of capital), $1,836.0 million and $612.0 million, respectively. As of September 30, 2026, the Company and the Emerald JV Partner had $414.0 million and $138.0 million, respectively, of capital remained uncalled.

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
The following table is a summary of Emerald JV’s portfolio as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Total investments, at fair value	$6,040,335	$6,496,980
Total senior secured debt investments, at fair value	$4,858,501	$6,471,011
Number of portfolio companies	296	361
Weighted average yield on performing debt and income producing investments, at amortized cost (1)(2)	8.4%	8.2%
Weighted average yield on performing debt and income producing investments, at fair value (1)(2)	8.7%	8.4%
Percentage of performing debt investments bearing a floating rate (3)	99.8%	99.9%
Percentage of assets on non-accrual, at amortized cost (4)	2.6%	0.7%
Percentage of assets on non-accrual, at fair value (4)	1.2%	0.6%
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

(2)As of September 30, 2026 and December 31, 2025, the weighted average total portfolio yield at amortized cost was 7.9% and 8.0%, respectively. As of September 30, 2026 and December 31, 2025, the weighted average total portfolio yield at fair value was 8.3% and 8.3%, respectively.
(3)As a percentage of total fair value of performing debt investments. As of September 30, 2026 and December 31, 2025, performing debt investments bearing a floating rate represented 79.1% and 98.9%, respectively, of total investment at fair value.
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
As of September 30, 2026, the Company and the Verdelite JV Partner committed to contribute up to $147.0 million and $21.0 million of capital, respectively, to the Verdelite JV. As of September 30, 2026, the Company had contributed (net of returns of capital) $117.7 million and the Verdelite JV Partner had contributed (net of returns of capital) $16.8 million and $29.3 million of capital remained uncalled from the Company and $4.2 million of capital remained uncalled from the Verdelite JV Partner.
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
The following table is a summary of Verdelite JV’s portfolio as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Total investments, at fair value	$511,852	$714,200
Total senior secured debt investments, at fair value	$511,852	$714,200
Number of portfolio companies	266	281
Weighted average yield on performing debt and income producing investments, at amortized cost (1)(2)	6.7%	6.8%
Weighted average yield on performing debt and income producing investments, at fair value (1)(2)	6.9%	6.9%
Percentage of performing debt investments bearing a floating rate (3)	100.0%	100.0%
Percentage of assets on non-accrual, at amortized cost (4)	1.7%	—%
Percentage of assets on non-accrual, at fair value (4)	0.6%	—%
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
(2)As of September 30, 2026 and December 31, 2025, the weighted average total portfolio yield at amortized cost was 6.6% and 6.8%, respectively. As of September 30, 2026 and December 31, 2025, the weighted average total portfolio yield at fair value was 6.8% and 6.9%, respectively.
(3)As a percentage of total fair value of performing debt investments. As of September 30, 2026 and December 31, 2025, performing debt investments bearing a floating rate represented 99.4% and 100.0%, respectively, of total investment at fair value.
(4)As a percentage of total amortized cost or fair value of investments of Verdelite JV.
For additional information on the Emerald JV and Verdelite JV, including a listing of portfolio investments for each, see “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 11. Joint Ventures.”

Results of Operations
The following table represents the operating results (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total investment income	$1,772,194	$1,935,657	$5,495,160	$5,620,900
Total expenses before tax expense	851,426	835,372	2,565,832	2,444,593
Net investment income before tax expense	920,768	1,100,285	2,929,328	3,176,307
Excise and other tax expense	3,126	7,346	12,829	16,894
Net investment income after tax expense	917,642	1,092,939	2,916,499	3,159,413
Net change in unrealized appreciation (depreciation), net of income tax (provision) benefit	356,433	(190,122)	(1,493,521)	(318,618)
Net realized gain (loss), net of tax expense	(569,842)	(98,056)	(673,930)	(279,010)
Net increase (decrease) in net assets resulting from operations	$704,233	$804,761	$749,048	$2,561,785
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.
Investment Income
Investment income was as follows (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest income	$1,645,748	$1,707,986	$4,993,796	$5,012,068
Payment-in-kind interest income	104,596	123,658	320,832	326,729
Dividend income	20,011	102,440	150,742	263,655
Non-cash dividend income	41	—	18,597	—
Other income	1,798	1,573	11,193	18,448
Total investment income	$1,772,194	$1,935,657	$5,495,160	$5,620,900
Total investment income decreased to $1.8 billion for the three months ended September 30, 2026, a decrease of $163.5 million or 8% compared to the same period in the prior year. The decrease was primarily attributable to a lower weighted average yield on the portfolio, partially offset by an increase in average investments. Average investments at fair value increased by 3% to $76,702.2 million for the three months ended September 30, 2026, compared to $74,652.2 million for the three months ended September 30, 2025.
Total investment income decreased to $5.5 billion for the nine months ended September 30, 2026, a decrease of $125.7 million or 2% compared to the same period in the prior year. The decrease was primarily attributable to a lower weighted average yield on the portfolio, partially offset by an increase in the average investments. Average investments at fair value increased by 10% to $79,234.8 million for the nine months ended September 30, 2026, compared to $71,922.4 million for the nine months ended September 30, 2025.
Additionally, for the three months ended September 30, 2026, we recorded $24.7 million of non-recurring interest income (e.g., prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts, etc.) compared to $23.5 million for the same period in the prior year. For the nine months ended September 30, 2026, we recorded $61.7 million of non-recurring interest income (e.g., prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts, etc.), compared to $75.4 million for the same period in the prior year.

For the three months ended September 30, 2026 and 2025, PIK interest and non-cash dividend income represented 5.9% and 6.4% of total investment income, respectively, and 11.4% and 11.3% of net investment income, respectively. For the nine months ended September 30, 2026 and 2025, PIK interest and non-cash dividend income represented 6.2% and 5.8% of total investment income, respectively, and 11.6% and 10.3% of net investment income, respectively. We expect that PIK interest and non-cash dividend income will vary based on the elections of certain borrowers.
We expect that investment income will vary based on a variety of factors including the pace of our originations, repayments, and changes in interest rates.
Elevated interest rates continued to favorably impact our investment income for the three and nine months ended September 30, 2026. Despite gradual decreases in interest rates during 2025, inflation has remained above the U.S. Federal Reserve’s target level, and interest rates remain elevated. Following three consecutive rate cuts in 2025, the U.S. Federal Reserve raised interest rates in September 2026 and noted, among other matters, that inflation remained elevated. Future increases in benchmark interest rates and the resulting impacts to cost of capital have the potential to negatively impact the free cash flow and credit quality of certain borrowers which could impact their ability to make principal and interest payments. Conversely, future decreases in benchmark interest rates may adversely impact our investment income. If such interest rate fluctuations occur concurrently with a period of economic weakness or a slowdown in growth, our borrowers’ and our portfolio performance may be negatively impacted. Further, significant market dislocation as a result of changing economic conditions could limit the liquidity of certain assets traded in the credit markets, and this could impact our ability to sell such assets at attractive prices or in a timely manner.
Expenses
Expenses were as follows (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest expense	$531,455	$483,857	$1,556,499	$1,441,501
Management fees	135,154	145,621	429,300	413,502
Income based incentive fees	135,154	160,605	429,383	464,172
Capital gains based incentive fees	—	—	—	—
Distribution and shareholder servicing fees
Class S	28,198	30,903	88,270	88,602
Class D	234	394	912	1,189
Professional fees	3,074	2,989	10,646	5,714
Board of Trustees’ fees	250	230	756	708
Administrative service expenses	5,001	3,067	13,194	7,336
Other general and administrative expenses	11,944	6,722	33,947	18,707
Amortization of continuous offering costs	962	984	2,925	3,162
Total expenses before tax expense	851,426	835,372	2,565,832	2,444,593
Net investment income before tax expense	920,768	1,100,285	2,929,328	3,176,307
Excise and other tax expense	3,126	7,346	12,829	16,894
Net investment income after tax expense	$917,642	$1,092,939	$2,916,499	$3,159,413

Interest Expense
Total interest expense increased to $531.5 million for the three months ended September 30, 2026, an increase of $47.6 million or 10% compared to the same period in the prior year. The increase was primarily driven by a higher average principal amount of debt outstanding, partially offset by a lower weighted average interest rate on our borrowings relative to the same period in the prior year.
The average principal amount of debt outstanding increased to $35,718.2 million for the three months ended September 30, 2026 from $30,406.9 million for the same period in the prior year.
Our weighted average interest rate (including unused fees, amortization of debt issuance costs (including premiums and discounts), and the impact of the application of hedge accounting and excluding amortization of deferred financing costs) decreased to 5.71% for the three months ended September 30, 2026, from 6.09% for the same period in the prior year. Our weighted average all-in cost of debt (including unused fees, amortization of debt issuance costs (including premiums and discounts), amortization of deferred financing costs, and the impact of the application of hedge accounting) decreased to 5.82% for the three months ended September 30, 2026, from 6.23% for the same period in the prior year.
Total interest expense increased to $1.6 billion for the nine months ended September 30, 2026, an increase of $115.0 million or 8% compared to the same period in the prior year. The increase was primarily driven by a higher average principal amount of debt outstanding, partially offset by a lower weighted average interest rate on our borrowings relative to the same period in the prior year.
The average principal amount of debt outstanding increased to $35,897.6 million for the nine months ended September 30, 2026, from $30,431.5 million for the same period in the prior year.
Our weighted average interest rate (including unused fees, amortization of debt issuance costs (including premiums and discounts), and the impact of the application of hedge accounting and excluding amortization of deferred financing costs) decreased to 5.59% for the nine months ended September 30, 2026, from 6.13% for the same period in the prior year. Our weighted average all-in cost of debt (including unused fees, amortization of debt issuance costs (including premiums and discounts), amortization of deferred financing costs, and the impact of the application of hedge accounting) decreased to 5.72% for the nine months ended September 30, 2026, from 6.25% for the same period in the prior year.
Management Fees
Management fees decreased to $135.2 million for the three months ended September 30, 2026, a decrease of $10.5 million or 7% compared to the same period in the prior year, primarily due to a decrease in weighted average net assets to $43,342.2 million for the three months ended September 30, 2026, compared to $46,711.3 million for the same period in the prior year.
Management fees increased to $429.3 million for the nine months ended September 30, 2026, an increase of $15.8 million or 4% compared to the same period in the prior year, primarily due to an increase in weighted average net assets to $45,778.6 million for the nine months ended September 30, 2026, compared to $44,253.2 million for the same period in the prior year.
Income Based Incentive Fees
Income based incentive fees decreased to $135.2 million for the three months ended September 30, 2026, a decrease of $25.5 million or 15.8% compared to the same period in the prior year, primarily due to a decrease in pre-incentive fee net investment income. Pre-incentive fee net investment income decreased to $1,081.2 million for the three months ended September 30, 2026 from $1,284.8 million for the same period in the prior year.
Income based incentive fees decreased to $429.4 million for the nine months ended September 30, 2026, a decrease of $34.8 million or 7.5% compared to the same period in the prior year, primarily due to a decrease in pre-incentive fee net investment income. Pre-incentive fee net investment income decreased to $3,435.1 million for the nine months ended September 30, 2026, from $3,713.4 million for the same period in the prior year.

Capital Gains Based Incentive Fees
We accrued no capital gains-based incentive fees for the three and nine months ended September 30, 2026 and 2025.
The accrual for any capital gains-based incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual.
Other Expenses
Total other expenses increased to $49.7 million for the three months ended September 30, 2026, an increase of $4.4 million or 10% compared to the same period in the prior year. Total other expenses for the three months ended September 30, 2026 primarily consist of $28.4 million of shareholder servicing and/or distribution fees paid with respect to Class S and Class D investors, $11.9 million of general and administrative expenses (including insurance, filing, research, fees paid to the State Street Sub-Administrator and transfer agent, and other expenses), $5.0 million of administrative service expenses, and $3.1 million of professional fees (including legal, rating agencies, audit, tax, valuation, technology and other professional fees related to management of the Company). The increase compared to the prior year was primarily driven by an increase in other general and administrative expenses and administrative services expense.
Total other expenses increased to $150.7 million for the nine months ended September 30, 2026, an increase of $25.2 million or 20% compared to the same period in the prior year. Total other expenses for the nine months ended September 30, 2026 primarily consist of $89.2 million of shareholder servicing and/or distribution fees paid with respect to Class S and Class D investors, $33.9 million of general and administrative expenses (including insurance, filing, research, fees paid to the State Street Sub-Administrator and transfer agent, and other expenses), $13.2 million of administrative service expenses, and $10.6 million of professional fees (including legal, rating agencies, audit, tax, valuation, technology and other professional fees related to management of the Company). The increase compared to the prior year was primarily driven by an increase in other general and administrative expense, administrative services expense and costs attributable to professional fees.
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
For the three months ended September 30, 2026 and 2025, we accrued $4.4 million and $4.1 million, respectively, of U.S. federal excise tax.
For the nine months ended September 30, 2026 and 2025, we accrued $5.7 million and $13.6 million, respectively, of U.S. federal excise tax.
BCRED Investments LLC (“BCRED Investments”), a wholly-owned and consolidated subsidiary that was formed in 2021, is a Delaware limited liability company which has elected to be treated as a corporation for U.S. tax purposes. As such, BCRED Investments is subject to certain U.S. federal, state and local taxes. For the three months ended September 30, 2026, and 2025, BCRED Investments recorded an income tax benefit of $2.6 million and $4.4 million, respectively. For the nine months ended September 30, 2026 and 2025, BCRED Investments recorded an income tax benefit of $10.3 million and an income tax provision of $0.6 million, respectively.
As of September 30, 2026 and 2025, BCRED Investments recorded a deferred tax liability of $2.2 million, and $9.5 million, respectively, which is included within Accrued expenses and other liabilities in the Condensed Consolidated Statements of Assets and Liabilities.

For the three months ended September 30, 2026, BCRED Investments recorded a current tax expense of $5.0 million, consisting of $6.3 million of current tax expense, substantially related to realized gains associated with sales of investments in partnership interests and $1.3 million current tax benefit related to a provision to return adjustment upon the filing of the 2025 U.S. federal and state tax returns. The $6.3 million of current tax expense is included in Current tax expense on realized gains, and the $1.3 million current tax benefit is included in Excise and other tax expense, in the Condensed Consolidated Statements of Operations.
For the nine months ended September 30, 2026, BCRED Investments recorded a current tax expense of $16.0 million, of which $7.1 million is substantially related to dividend income, on a GAAP basis, and is included in Excise and other tax expense in the Condensed Consolidated Statements of Operations, and $8.9 million is substantially related to realized gains associated with the sales of investments in partnership interests and is included in Current tax expense on realized gains in the Condensed Consolidated Statements of Operations.
For the three months ended September 30, 2025, BCRED Investments recorded a current tax expense of $5.9 million, of which $3.3 million is related to dividend income and is included in Excise and other tax expense in the Condensed Consolidated Statements of Operations, and $2.6 million is related to gains associated with the sale of an investment in a partnership interest and is included in Current tax expense on realized gains in the Condensed Consolidated Statements of Operations.

For the nine months ended September 30, 2025, BCRED Investments recorded a current tax expense of $7.2 million, of which $3.3 million is related to dividend income and is included in Excise and other tax expense in the Condensed Consolidated Statements of Operations, and $3.9 million is related to gains associated with the sale of an investment in a partnership interest and is included in Current tax expense on realized gains in the Condensed Consolidated Statements of Operations.
Net Unrealized Gain (Loss)
Net change in unrealized gain (loss) was comprised of the following (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net change in unrealized gain (loss) on investments	$334,164	$(260,936)	$(1,537,841)	$(326,095)
Net change in unrealized gain (loss) on derivative instruments	19,486	67,003	42,504	5,654
Net change in unrealized gain (loss) on foreign currency and other transactions	210	(627)	(8,468)	2,421
Income tax (provision) benefit	2,573	4,438	10,284	(598)
Net change in unrealized appreciation (depreciation), net of income tax (provision) benefit	$356,433	$(190,122)	$(1,493,521)	$(318,618)
For the three months ended September 30, 2026, the net change in unrealized appreciation, net of income tax provision, was $356.4 million, compared to $190.1 million net change in unrealized depreciation for the same period in the prior year. The net change in unrealized appreciation was primarily driven by the realization and reversal of previously recorded unrealized losses primarily related to the restructuring of investments in Medallia, Inc. This was partially offset by unrealized losses on investments during the period driven primarily by changes in certain portfolio company fundamentals and broader market conditions.
In addition, we recorded net unrealized gains of $19.5 million on derivative instruments, primarily resulting from fluctuations in the EUR, GBP and CAD exchange rates vs. USD.
For the nine months ended September 30, 2026, the net change in unrealized depreciation, net of income tax provision, was $1,493.5 million, compared to $318.6 million for the same period in the prior year. The net change in unrealized depreciation was primarily driven by net unrealized losses on investments during the period of $1,537.8 million, as a result of changes in certain portfolio company fundamentals and broader market conditions. This was partially offset by the realization and reversal of previously recorded unrealized losses primarily related to the restructuring of investments in Medallia, Inc.

In addition, we recorded net unrealized gains of $42.5 million on derivative instruments, primarily resulting from fluctuations in the EUR, GBP and CAD exchange rates vs. USD, partially offset by net unrealized losses of $8.5 million on foreign currency transactions, primarily attributable to fluctuations in the EUR and NZD exchange rates vs. USD.
Net Realized Gain (Loss)
The realized gains and losses on fully exited and partially exited investments comprised of the following (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net realized gain (loss) on investments	$(578,270)	$(58,768)	$(757,944)	$(95,258)
Net realized gain (loss) on derivative instruments	13,262	(27,256)	92,477	(186,118)
Net realized gain (loss) on foreign currency and other transactions	5,420	(9,410)	7,354	7,024
Net realized gain (loss) on extinguishment of debt	(3,967)	—	(6,931)	(794)
Current tax expense on realized gains	(6,287)	(2,622)	(8,886)	(3,864)
Net realized gain (loss), net of tax expense	$(569,842)	$(98,056)	$(673,930)	$(279,010)
For the three months ended September 30, 2026, the net realized loss, net of tax expense, was $569.8 million, compared to $98.1 million for the same period in the prior year. The increase in net realized loss was primarily driven by net realized losses on investments of $578.3 million for the three months ended September 30, 2026, compared to $58.8 million for the same period in the prior year, primarily attributable to the restructuring of debt investments, predominately related to the realization of losses on the investments in Medallia, Inc., and full or partial sales of investments.
In addition, we recognized losses on the extinguishment of debt of $4.0 million in connection with the repayment of certain financing arrangements, which primarily reflected the acceleration of unamortized debt issuance costs.
Partially offsetting these losses were realized gains of $13.3 million and $5.4 million on derivative instruments and foreign currency and other transactions, respectively. Net realized gains on derivative instruments were primarily a result of the settlement of foreign currency derivative transactions, mainly USD vs. SEK and EUR forwards. Net realized gains on foreign currency and other transactions mainly reflected fluctuations in the EUR and GBP exchange rates vs. USD.
For the nine months ended September 30, 2026, the net realized loss, net of tax expense, was $673.9 million, compared to $279.0 million for the same period in the prior year. The increase in net realized loss was primarily driven by net realized losses on investments of $757.9 million for the nine months ended September 30, 2026, compared to $95.3 million for the same period in the prior year, primarily attributable to the restructuring of debt investments, predominately related to the realization of losses on the investments in Medallia, Inc., and full or partial sales of investments, partially offset by gains on sales of equity investments.
In addition, we recognized losses on the extinguishment of debt of $6.9 million in connection with the repayment of certain financing arrangements, which primarily reflected the acceleration of unamortized debt issuance costs.
Partially offsetting these losses were net realized gains of $92.5 million and $7.4 million on derivative instruments and foreign currency and other transactions, respectively. Net realized gains on derivative instruments were primarily a result of the settlement of foreign currency derivative transactions, mainly USD vs. EUR, CAD and SEK forwards. Net realized gains on foreign currency and other transactions mainly reflected fluctuations in the EUR and GBP exchange rates vs. USD.
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

As of September 30, 2026 and December 31, 2025, our debt consisted of asset based leverage facilities, a revolving credit facility, unsecured note issuances and debt securitizations. We have and will continue to, from time to time, enter into additional credit facilities, increase the size of our existing credit facilities or issue additional debt securities, including debt securitizations, unsecured debt and other forms of debt. Any such incurrence or issuance may be from sources within the U.S. or from various foreign geographies or jurisdictions, and may be denominated in currencies other than USD. Additionally, any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of September 30, 2026 and December 31, 2025, we had an aggregate principal amount of $34.8 billion and $35.1 billion of debt outstanding and our asset coverage ratio was 218.1% and 235.7%, respectively.
Cash and cash equivalents (excluding restricted cash) of $0.8 billion as of September 30, 2026, taken together with our $17.3 billion of unused capacity under our credit facilities (subject to borrowing base availability, $16.7 billion is available to borrow), proceeds from new or amended financing arrangements and the continuous offering of our Common Shares is expected to be sufficient for our investing activities and to conduct our operations in the near term. This determination is based in part on our expectations for the timing of funding investment purchases and the timing and amount of future proceeds from sales of our Common Shares and the use of existing and future financing arrangements. As of September 30, 2026, we had a significant amount of unfunded commitments, which we plan to fund using proceeds from offering our Common Shares and available borrowing capacity under our credit facilities. Additionally, we held $2.8 billion of Level 2 investments as of September 30, 2026.
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
As of September 30, 2026, we had $1.7 billion in cash and cash equivalents (including restricted cash). During the nine months ended September 30, 2026, cash provided by operating activities was $7.0 billion, primarily due to proceeds from sales of investments and principal repayments of $12.8 billion and the adjustment for net unrealized depreciation of investments to net assets resulting from operations of $1.5 billion, partially offset by purchases of investments of $8.0 billion. Cash used in financing activities was $7.6 billion during the period, primarily as a result of share repurchases, net of early repurchase deduction paid, of $7.5 billion, and dividends paid in cash of $1.8 billion, partially offset by proceeds from the issuance of our Common Shares of $2.1 billion.

Equity
The following table presents transactions in the Common Shares (dollars in thousands except share amounts):

	For the three months ended September 30, 2026
	Shares	Amount
CLASS I
Subscriptions	8,849,535	$209,237
Share transfers between classes	2,025,340	47,860
Distributions reinvested	12,183,774	287,915
Share repurchases	(72,924,962)	(1,714,466)
Early repurchase deduction	—	103
Net increase (decrease)	(49,866,313)	(1,169,351)
CLASS S
Subscriptions	3,949,968	93,346
Share transfers between classes	(2,025,332)	(47,860)
Distributions reinvested	6,151,976	145,377
Share repurchases	(16,313,373)	(383,530)
Early repurchase deduction	—	46
Net increase (decrease)	(8,236,761)	(192,621)
CLASS D
Subscriptions	2,749	65
Share transfers between classes	(8)	—
Distributions reinvested	24,871	588
Share repurchases	(1,202,855)	(28,279)
Early repurchase deduction	—	1
Net increase (decrease)	(1,175,243)	(27,625)
Total net increase (decrease)	(59,278,317)	$(1,389,597)

	For the nine months ended September 30, 2026
	Shares	Amount
CLASS I
Subscriptions	64,535,105	$1,576,203
Share transfers between classes	15,366,371	370,270
Distributions reinvested	40,769,387	983,938
Share repurchases	(246,276,048)	(5,865,078)
Early repurchase deduction	—	1,182
Net increase (decrease)	(125,605,185)	(2,933,485)
CLASS S
Subscriptions	19,443,291	472,853
Share transfers between classes	(8,800,052)	(212,958)
Distributions reinvested	19,790,809	477,383
Share repurchases	(66,706,352)	(1,595,473)
Early repurchase deduction	—	516
Net increase (decrease)	(36,272,304)	(857,679)
CLASS D
Subscriptions	1,496,887	36,094
Share transfers between classes	(6,566,319)	(157,312)
Distributions reinvested	155,652	3,776
Share repurchases	(4,329,009)	(103,424)
Early repurchase deduction	—	19
Net increase (decrease)	(9,242,789)	(220,847)
Total net increase (decrease)	(171,120,278)	$(4,012,011)

Distributions and Distribution Reinvestment Plan
The following tables summarize our distributions declared and payable for the nine months ended September 30, 2026 (dollar amounts in thousands, except per share amounts):

			Class I
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 22, 2026	January 31, 2026	February 26, 2026	$0.2000	$267,765
February 19, 2026	February 28, 2026	March 26, 2026	0.2000	271,817
March 19, 2026	March 31, 2026	April 28, 2026	0.2000	274,504
April 20, 2026	April 30, 2026	May 28, 2026	0.2000	258,268
May 20, 2026	May 31, 2026	June 25, 2026	0.2000	260,124
June 22, 2026	June 30, 2026	July 28, 2026	0.2000	262,968
June 22, 2026	July 31, 2026	August 27, 2026	0.1800	224,016
August 19, 2026	August 31, 2026	September 25, 2026	0.1800	225,389
September 21, 2026	September 30, 2026	October 27, 2026	0.1800	226,578
			$1.7400	$2,271,429

			Class S
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 22, 2026	January 31, 2026	February 26, 2026	$0.1824	$107,734
February 19, 2026	February 28, 2026	March 26, 2026	0.1825	108,650
March 19, 2026	March 31, 2026	April 28, 2026	0.1827	109,426
April 20, 2026	April 30, 2026	May 28, 2026	0.1829	103,322
May 20, 2026	May 31, 2026	June 25, 2026	0.1830	103,813
June 22, 2026	June 30, 2026	July 28, 2026	0.1830	104,271
June 22, 2026	July 31, 2026	August 27, 2026	0.1632	91,347
August 19, 2026	August 31, 2026	September 25, 2026	0.1633	91,817
September 21, 2026	September 30, 2026	October 27, 2026	0.1633	92,224
			$1.5863	$912,604

			Class D
Declaration Date	Record Date	Payment Date	Distribution Per Share	Distribution Amount
January 22, 2026	January 31, 2026	February 26, 2026	$0.1948	$4,701
February 19, 2026	February 28, 2026	March 26, 2026	0.1949	4,709
March 19, 2026	March 31, 2026	April 28, 2026	0.1949	4,722
April 20, 2026	April 30, 2026	May 28, 2026	0.1950	4,331
May 20, 2026	May 31, 2026	June 25, 2026	0.1950	4,466
June 22, 2026	June 30, 2026	July 28, 2026	0.1950	3,296
June 22, 2026	July 31, 2026	August 27, 2026	0.1751	2,807
August 19, 2026	August 31, 2026	September 25, 2026	0.1751	2,808
September 21, 2026	September 30, 2026	October 27, 2026	0.1751	2,810
			$1.6949	$34,650
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
Borrowings
As of September 30, 2026 and December 31, 2025, we had an aggregate principal amount of $34.8 billion and $35.1 billion, respectively, of debt outstanding.
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

Off-Balance Sheet Arrangements
Portfolio Company Commitments
Our investment portfolio contains and is expected to continue to contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of September 30, 2026 and December 31, 2025, we had unfunded commitments, including delayed draw term loans and revolvers, with an aggregate principal amount of $9.2 billion and $13.4 billion, respectively.
Additionally, from time to time, the Advisers and their affiliates may commit to an investment or commit to backstop the commitment of another lender on behalf of the investment vehicles they manage, including the Company. Certain terms of these investments or backstop arrangements are not finalized at the time of the commitment and each respective investment vehicle’s allocation may change prior to the date of funding. In this regard, as of September 30, 2026 and December 31, 2025, we estimate that $149.9 million and $1,271.1 million, respectively, of investments and backstop arrangements were committed but not yet funded.
Other Commitments and Contingencies
As of September 30, 2026 and December 31, 2025, $556.4 million and $497.3 million, respectively, of capital committed remained uncalled from the Company in relation to capital commitments to Emerald JV, Verdelite JV and SLC.
From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of September 30, 2026, management is not aware of any material pending legal proceedings.
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
The Company has investments in joint ventures that have been considered controlled/affiliated companies, including Emerald JV and Verdelite JV. From time to time, the Company may purchase investments from or sell investments to Emerald JV and Verdelite JV. For the nine months ended September 30, 2026, the Company sold an investment to the Emerald JV with a par value of $1.1 billion, for a total cash purchase price based on then-current fair value (at the time of purchase) of $1.1 billion. The Company recognized $0.2 million of net realized gains as a result of sales of investments to the Emerald JV and are included in net realized gain (loss) on investments in the Condensed Consolidated Statements of Operations. For the nine months ended September 30, 2026, the Company did not purchase investments from or sell investments to Verdelite JV.
See “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 3. Fees, Expenses, Agreements and Related Party Transactions” and “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 11. Joint Ventures.”

Recent Developments
Macroeconomic Environment
The nine months ended September 30, 2026 were characterized by volatility and uncertainty in global markets, driven by investor concerns over inflation, elevated interest rates, and ongoing political and regulatory uncertainty, as well as continued geopolitical instability stemming from the conflicts in Ukraine and Iran and escalating conflicts in other parts of the Middle East.
Overall, the U.S. economy has remained resilient, driven in part by momentum from artificial intelligence and energy-related capital expenditures. Nevertheless, inflation has remained above the U.S. Federal Reserve’s target level and interest rates remain elevated relative to the interest rate environment prior to the inflationary spike in 2022-2023. Following three consecutive rate cuts in 2025, the U.S. Federal Reserve raised interest rates in September 2026 and noted, among other matters, that inflation remained elevated. While our business model benefits from elevated interest rates which, all else being equal, correlate to increases in our net income, higher borrowing costs may strain our existing portfolio companies, potentially leading to nonperformance. Rising interest rates can dampen consumer spending and slow corporate profit growth, negatively impacting our portfolio companies, particularly those vulnerable to economic downturns or recessions. Interest rates hikes could lead to a rise in non-performing assets and decline in portfolio value if investment write-downs become necessary. Additionally, adverse economic conditions may erode the value of collateral securing some of our loans and reduce the value of our equity investments. It remains difficult to predict the full impact of recent and any future changes with respect to interest rates or inflation.
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
As of September 30, 2026, 99.8% of our performing debt investments based on fair value in our portfolio were at floating rates. Based on our Condensed Consolidated Statements of Assets and Liabilities as of September 30, 2026, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering interest rate floors and ceilings for floating rate instruments assuming no changes in our investment and borrowing structure) (dollar amounts in thousands):

	Interest Income	Interest Expense	Net Income (1)
Up 300 basis points	$2,162,895	$(975,794)	$1,187,101
Up 200 basis points	1,441,919	(650,530)	791,389
Up 100 basis points	720,942	(325,265)	395,677
Down 100 basis points	(720,237)	325,265	(394,972)
Down 200 basis points	(1,438,901)	650,530	(788,371)
Down 300 basis points	(2,136,375)	975,794	(1,160,581)
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
Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our disclosure controls and procedures (a) are effective at the reasonable assurance level to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Refer to our Current Reports on Form 8-K filed with the SEC on July 23, 2026, August 20, 2026 and September 22, 2026 for information about unregistered sales of our equity securities during the quarter.
For the three months ended September 30, 2026, approximately 90,441,190 Common Shares were repurchased for a total value of $2,126.1 million (net of Early Repurchase Deduction).
The following table sets forth information regarding repurchases of Common Shares pursuant to the Company’s share repurchase program for the three months ended September 30, 2026:

Commencement Date	Repurchase deadline request	Total Number of Shares Repurchased (all classes)(1)	Percentage of Outstanding Shares Repurchased (2)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (all classes) (in thousands)(1)(3)	Maximum number of shares that may yet be purchased under the repurchase program (4)
August 4, 2026	August 31, 2026	90,441,190	5.0%	$23.51	September 30, 2026	$2,126,125	—
(1)For the three months ended September 30, 2026, repurchases include 19,865 Common Shares repurchased at a price equal to the Company's net asset value per share as of June 30, 2026 pursuant to the Company's tender offer that expired on May 29, 2026.
(2)Percentage is based on total shares as of the close of the previous calendar quarter.
(3)Amounts shown net of Early Repurchase Deduction.
(4)For the three months ended September 30, 2026, the Company received repurchase requests that exceeded its quarterly limits and accepted requests on a pro-rata basis in accordance with the terms of the Company’s share repurchase program.
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

4.1
Twenty-Second Supplemental Indenture, dated as of August 19, 2026, relating to the 6.200% Notes due 2031, by and between the Company and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on August 19, 2026).

4.2	Form of 6.200% Notes due 2031 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed on August 19, 2026).

10.1
Amendment No. 5, dated August 10, 2026, to the Amended and Restated Senior Secured Credit Agreement dated May 6, 2022, by and among the Company, each of the lenders from time to time party thereto and Citibank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on August 12, 2026).

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

Blackstone Private Credit Fund

Date:	November 12, 2026	/s/ Brad Marshall
Brad Marshall
Chief Executive Officer
(Principal Executive Officer)

Date:	November 12, 2026	/s/ Teddy Desloge
Teddy Desloge
Chief Financial Officer
(Principal Financial Officer)